Form 10QSB
period 2000-06-30
GASEL TRANSPORTATION LINES INC
filed 2000-08-21
CIK 936446

          UNITED STATES                                    OMB APPROVAL
  SECURITIES AND EXCHANGE COMMISSION                OMB Number: 3235-0416
      Washington, D.C. 20549                        Expires: April 30, 2003
                                                    Estimated average burden
          FORM 10-QSB                               hours per response: 32.00


(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _________________


                       Commission file number: 0-30185

Gasel Transportation Lines, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Ohio                                  31-1239328
----------------------------------           ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

County Road 10, Route 4, Box 181A, Marietta, OH 45750
-----------------------------------------------------
(Address of principal executive offices)

     (740) 373-6479
----------------------------
(Issuer's telephone number)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:          2,237,966 common
shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at June 30, 2000 (Unaudited)                     1-2

Statements of Consolidated Income for the Three
Months Ended June 30, 2000 and 1999 (Unaudited) and
for the Six Months Ended June 30, 2000 and 1999 (Unaudited)                   3

Statements of Consolidated Cash Flows for the Six Months
Ended June 30, 2000 and 1999 (Unaudited)                                    4-5

Notes to Consolidated Financial Statements                                    6

                       GASEL TRANSPORTATION LINES, INC.
                             AND ITS SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET


                                                                  June 30,
                                                                    2000
                                                                 (Unaudited)
                                                                 -----------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                        $     8,270
Accounts Receivable-Trade                                          1,578,617
Securities                                                             5,000
Inventory                                                            220,914
Prepaid Licenses                                                     160,863
Prepaid Insurance                                                     77,019
Other Prepaid Expenses                                                50,085
                                                                 -----------
  Total Current Assets                                             2,100,768

PROPERTY AND EQUIPMENT
Land and Buildings                                                   985,615
Tractors                                                          10,250,391
Trailers                                                           4,132,991
Shop Equipment                                                       325,040
Office Equipment                                                     180,447
                                                                 -----------
                                                                  15,874,484
Less Accumulated Depreciation                                      5,374,786
                                                                 -----------

  Net Property and Equipment                                      10,499,698

DEFERRED INCOME TAXES                                                555,814

OTHER ASSETS
ICC Certificate                                                        4,321
Prepaid Expenses                                                      17,729
Investment                                                             5,000
Deposits                                                               3,362
                                                                 -----------

  Total Other Assets                                                  30,412
                                                                 -----------
TOTAL ASSETS                                                     $13,186,692
                                                                 -----------
                                                                 -----------

             See accompanying notes to consolidated financial statements.

                       GASEL TRANSPORTATION LINES, INC.
                             AND ITS SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET


                                                                  June 30,
                                                                    2000
                                                                 (Unaudited)
                                                                 -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note Payable-Bank                                                $ 1,301,663
Accounts Payable                                                     173,674
Accrued Contract Labor                                               179,789
Current Portion of Long Term Debt                                  2,599,296
                                                                 -----------
  Total Current Liabilities                                        4,254,422

LONG TERM DEBT                                                     5,971,393

DEFERRED INCOME TAXES                                                998,970
                                                                 -----------
  Total Liabilities                                               11,224,785

STOCKHOLDERS' EQUITY
Common Stock, no par value, 3,000,000
  shares authorized, 2,237,966 issued
  and outstanding                                                  1,277,140
Additional Paid in Capital                                           223,229
Retained Earnings                                                    545,371
Less: Treasury Stock, at cost,
 7,900 shares                                                        (17,833)
Less: Notes Receivable                                               (66,000)
                                                                 -----------

  Total Stockholders' Equity                                       1,961,907
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $13,186,692
                                                                 -----------
                                                                 -----------

          See accompanying notes to consolidated financial statements.

                       GASEL TRANSPORTATION LINES, INC.
                             AND ITS SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED INCOME


                                       Three Months Ended        Six Months Ended
                                     June 30,     June 30,     June 30,     June 30,
                                       2000         1999         2000         1999
                                   (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                   -----------  -----------  -----------  -----------
REVENUES
Freight Income                     $ 3,230,950  $ 2,850,579  $ 6,396,539  $ 5,583,935
Rental Income                               --        5,250          781       10,500
Training School Revenue                 90,071       59,263      176,757      117,761
                                   -----------  -----------  -----------  -----------
                                     3,321,021    2,915,092    6,574,077    5,712,196

Cost of Revenue                      2,773,200    2,288,565    5,592,016    4,501,147
                                   -----------  -----------  -----------  -----------

Gross Profit                           547,821      626,527      982,061    1,211,049

OPERATING EXPENSES
Garage Expenses                         70,220       89,478      147,599      163,397
General and
  Administrative Expenses              269,604      272,513      713,106      548,469
                                   -----------  -----------  -----------  -----------
                                       339,824      361,991      860,705      711,866

Operating Income (Loss)                207,997      264,536      121,356      499,183

OTHER INCOME (EXPENSE)
Interest Income                          8,696        2,773        8,896        7,888
Other Income                            18,772        4,304       18,772        6,130
Interest Expense                      (220,578)    (187,197)    (421,353)    (352,700)
Gain on Sale of Equipment                   --           --           --           --
                                   -----------  -----------  -----------  -----------
                                      (193,110)    (180,120)    (393,685)    (338,682)

Income (Loss) Before
  Tax Provision                         14,887       84,416     (272,329)     160,501

Provision for Income Taxes               5,000       32,738      (89,000)      54,922
                                   -----------  -----------  -----------  -----------
Net Income (Loss)                  $     9,887  $    51,678  $  (183,329) $   105,579
                                   ===========  ===========  ===========  ===========

Basic Earnings Per Share           $      .004  $      .024  $     (.082) $      .049
                                   ===========  ===========  ===========  ===========

Diluted Earnings Per Share         $      .004  $      .022  $     (.077) $      .045
                                   ===========  ===========  ===========  ===========

               See accompanying notes to consolidated financial statements.

                       GASEL TRANSPORTATION LINES, INC.
                             AND ITS SUBSIDIARY
                     STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                Six Months Ended
                                                              June 30,     June 30,
                                                                2000         1999
                                                             (Unaudited)  (Unaudited)
                                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                            $ (183,329)  $  105,579
Adjustments to reconcile net
income to cash provided by
operating activities:
  Deferred Taxes                                                (89,000)      54,922
  Depreciation                                                  880,748      786,401
  Gain on Sale of Equipment
  (Increase) Decrease in:
    Accounts Receivable-Trade                                  (194,776)    (253,773)
    Inventory                                                     2,338          384
    Prepaid Expenses and Other Assets                          (122,839)     (42,935)
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                        87,722      110,834
                                                             ----------   ----------
      Net Cash Provided by Operating Activities                 380,864      761,412

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment                             (42,489)    (160,055)
Repayment of Accounts Receivable-Affiliate                       61,356           --
Proceeds from Sale of Equipment                                      --           --
Purchase of Securities                                               --       (5,000)
                                                             ----------   ----------
    Net Cash Provided (Used) by Investing Activities             18,867     (165,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under Line of Credit                                 6,580,567    5,473,507
Proceeds from Long Term Borrowing                                    --           --
Common Stock Repurchased                                             --           --
Payment for Stock Issuance Costs                                 (3,785)          --
Proceeds from Warrant Exercise and Sale of Treasury Stock            --      108,787
Purchase of Treasury Shares                                          --      (11,899)
Principal Payments on Long Term Borrowing                      (663,748)    (576,426)
Principal Payments on Line of Credit                         (6,245,951)  (5,284,443)

            See accompanying notes to consolidated financial statements.

                       GASEL TRANSPORTATION LINES, INC.
                             AND ITS SUBSIDIARY
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (continued)


                                                                Six Months Ended
                                                              June 30,     June 30,
                                                                2000         1999
                                                             (Unaudited)  (Unaudited)
                                                             -----------  -----------
Principal Payments Under
  Capital Lease Agreements                                   $  (79,156)  $ (455,557)
Dividends Paid                                                       --           --
                                                             ----------   ----------
    Net Cash Used by
    Financing Activities                                       (412,073)    (746,031)
                                                             ----------   ----------
Net Increase (Decrease) in Cash                                 (12,342)    (149,674)

Cash & Cash Equivalents-
Beginning of Period                                              20,612      161,536
                                                             ----------   ----------
Cash & Cash Equivalents-
End of Period                                                $    8,270   $   11,862
                                                             ==========   ==========


Supplemental Disclosures:

  Interest Paid                                              $  421,353   $  352,700
                                                             ==========   ==========

  Non-Cash Investing and Financing Activities
    Purchases of Property and Equipment with Proceeds
    of Notes Payable                                         $2,353,245   $2,065,170
                                                             ==========   ==========

    Issuance of Stock Warrants and Common
    Stock with Proceeds of Notes Receivable                  $       --   $       --
                                                             ==========   ==========

    Payoff Various Notes With Proceeds from
    New Financing                                            $  894,234   $       --
                                                             ==========   ==========

            See accompanying notes to consolidated financial statements.

                         GASEL TRANSPORTATION LINES, INC.
                                AND ITS SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-SB for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

The following discussion should be read in conjunction with the Financial Statements, including footnotes, contained herein. The discussion is qualified in its entirety by the foregoing. Historical results of operations and the percentage relationships among any amounts in the Financial Statements, and any trends that may appear to be inferable therefrom, should not be taken as necessarily indicative of trends of operations or results of operations for any future periods.

The discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in the forward-looking statements. These factors include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company's core of shippers, fuel prices, driver costs, the ability to have enough drivers to utilize the Company equipment, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors.

The interim financial information for the quarters and six months periods ended June 30, 2000, and June 30, 1999, are unaudited. The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results of the interim periods are not necessarily indicative of the results for the entire year

THREE MONTHS ENDED JUNE 30, 2000.

Freight revenues for the three months ended June 30, 2000, were $3,230,950, an increase of $380,371 ($13.3%) from the second quarter of 1999. Training school revenues for the second quarter of 2000 were $90,071, an increase of $30,808 (52%) from the second quarter 1999. The increase in freight revenues was basically attributable to the fact that the Company placed 20 new tractors into service during January 2000. Training school revenue increases were due to increased tuition costs to the students and an increase in the number of students.

Equipment operating expenses increased in the second quarter of 2000 to $2,773,200 from $2,288,565 for the second quarter of 1999. This was an increase of $484,635 (21.2%) from the prior year. The increase in expenses was primarily due to the increase in the amount of equipment being operated and the increased cost of fuel resulting from higher fuel prices. Operating expenses went down $22,167 (6.1%) to $339,824 for the second quarter of 2000 compared to $361,991 for the like period of 1999.

Operating income for the second quarter of 2000 was $207,997, a decrease of $56,539 (21%) from the second quarter of 1999. The gross profit margin went down from 8.7% in the quarterly period ended June 30, 1999 to 1.8% for the same period in 2000. Contributing factors were primarily the increased cost of diesel fuel, reduced freight revenues per tractor and increased general and administrative costs.

The net results were that the Company had a net loss after provision for income taxes for the second quarter of 2000 of $9,887 compared to $51,678 for the second quarter of 1999, which is a decrease of $41,791 (81%) from the prior year.

SIX MONTHS ENDED JUNE 30, 2000.

Freight revenues for the six months ended June 30, 2000, increased $812,604 (14.6%) to $6,396,539 from $5,583,935 at the end of the six months period ending June 30, 1999. Training school revenues for the six months ended June 30, 2000, increased $58,996 to $176,757 (50%) from $117,761 for the six months period ended June 30, 1999. The increase in freight revenues was basically attributable to the fact that the Company had more revenue equipment in service and because of fuel surcharges that were added during the year 2000. Training school revenue increases were due to increased tuition costs to the students and an increase in the number of students.

Equipment operating expenses increased in the six months period ended June 30, 2000 by $1,090,869 (24.2%) to $5,592,016 from $4,501,147 for the same period in 1999. The increase in expenses was primarily due to the increase in the amount of equipment being operated and the increased cost of fuel. Operating expenses increased $148,839 (20.9%) to $860,705 for the six months ended June 30, 2000 compared to $711,866 for the same period of 1999.

Operating income for the six months ended June 30, 2000 was $121,356, a decrease of $377,827 (75.7%) from $499,183 for the same period in 1999. The gross profit margin went down from 9.1% in the second quarter of 1999 to 6.3% in 2000. Contributing factors were primarily the increased cost of diesel fuel, reduced freight revenues per tractor and increased general and administrative costs.

The net results were that the Company had a net loss after provision for income taxes for the six months period ended June 30, 2000 of ($183,329) compared to a net profit of $105,579 for the same period of 1999, which is a decrease of $288,908 from the prior year.

CAPITAL AND LIQUIDITY.

The net loss for the first six months of 2000 has resulted in the Company being in a need for working capital. Cash at the end of the period was only $8,270.

The Company has increased its short term borrowings and is working with its long term lenders to reach solutions to its capital needs. Internally, the Company needs to operate at a profit. To help attain operating profits, during the second quarter of 2000 management instituted several changes in the method of Company operations to combat the price of fuel, to reduce mileage without freight and generally to try to reduce operating costs and increase equipment productivity. To reduce the cost of fuel per mile, the Company reduced the maximum speed that the Company tractors could go, which has resulted in increasing the average miles per gallon from 5.3 to 5.8 for the month of June, 2000. The Company expects to ultimately reach a level of operations at 5.95 miles per gallon. The Company is also working on implementing a program with restricted fuel stops at preferred providers that it hopes will reduce the price of fuel.

Other policies instituted included a new driver wage program that is projected to increase the average revenue miles per tractor and to decrease the amount of deadhead miles (miles traveled without carrying freight), reorganizing the freight dispatch department to increase productivity, a hiring program and driver incentives program to reduce driver turnover and improve the quality of the Company drivers, and shifting of equipment among the Company terminals to make better utilization of it.

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

             Exhibit No.

             (27) Financial Data Schedule

(B) Reports on Form 8-K

             There were no reports filed on Form 8-K during the quarter ending June 30, 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Gasel Transportation Lines, Inc.
                                 ---------------------------------------------
                                 (Registrant)

Date August 14, 2000             /s/ Michael J. Post
--------------------             ---------------------------------------------
                                 (Signature)*Michael J. Post, President