Form 10QSB
period 2000-09-30
GASEL TRANSPORTATION LINES INC
filed 2000-11-14
CIK 936446

UNITED STATES                     OMB APPROVAL
     SECURITIES AND EXCHANGE COMMISSION         OMB Number: 3235-0416
            Washington, D.C. 20549              Expires: April 30,2003
                                                Estimated average burden
               FORM 10-QSB                      hours per response: 32.00


      (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                For the quarterly period ended September 30, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                         Commission file number: 0-30185

       Gasel Transportation Lines, Inc.
       ----------------------------------
      (Exact name of small business issuer as specified in its charter)

                    Ohio                         31-1239328
                                                 -----------------------------
      ----------------------------------       (IRS Employer Identification No.)
      (State of other jurisdiction of
      incorporation or organization

      County Road 10, Route 4, Box 181A, Marietta, OH 45750
      -------------------------------------------------------
      (Address of principal executive offices)

      ( 740 ) 373              - 6479
      ----------------------------------
      (Issuer's telephone number)

      -------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,237,966 common shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheet at September 30, 2000 (Unaudited)                   1-2

Statements of Consolidated Income for the Three
Months Ended September 30, 2000 and 1999
(Unaudited) and for the Nine Months Ended
September 30, 2000 and 1999 (Unaudited)                                          3

Statements of Consolidated Cash Flows for the Nine
Months Ended September 30, 2000 and 1999 (Unaudited)                           4-5

Notes to Consolidated Financial Statements                                     6-9


                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                            Sept 30,
                                              2000
                                          (Unaudited)
                                          -----------
ASSETS

Current Assets
--------------
Cash and Cash Equivalents                $          0
Accounts Receivable-Trade                   1,628,549
Allowance for Doubtful Accounts               (40,000)
Securities                                      5,000
Inventory                                     221,190
Prepaid Licenses                              108,512
Prepaid Insurance                               3,624
Other Prepaid Expenses                         80,317
                                         ------------

  Total Current Assets                      2,007,192

Property and Equipment
----------------------
Land and Buildings                          1,000,290
Tractors                                   10,300,983
Trailers                                    4,138,780
Shop Equipment                                331,985
Office Equipment                              180,712
                                         ------------
                                           15,952,750
Less Accumulated Depreciation               5,851,573
                                         ------------

  Net Property and Equipment               10,101,177

Deferred Income Taxes                         555,814
---------------------

Other Assets
------------
ICC Certificate                                 4,321
Prepaid Expenses                               14,865
Investment                                      5,000
Deposits                                        3,362
                                         ------------

  Total Other Assets                           27,548
                                         ------------

TOTAL ASSETS                             $ 12,691,731
                                         ============

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                      Sept 30,
                                                        2000
                                                     (Unaudited)
                                                    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes Payable-Bank                                  $  1,460,978
Accounts Payable                                         507,342
Accrued Contract Labor                                   174,444
Accrued Interest                                          74,492
Current Portion of Long Term Debt                      2,748,728
                                                    ------------

  Total Current Liabilities                            4,965,984

Long Term Debt                                         5,245,445
--------------

Deferred Income Taxes                                    849,970
---------------------                               ------------

  Total Liabilities                                   11,061,399

Stockholders' Equity
--------------------
Common Stock, no par value, 3,000,000
  shares authorized, 2,237,966 issued
  and outstanding                                      1,277,140
Additional Paid in Capital                               223,229
Retained Earnings                                        213,796
Less: Treasury Stock, at cost,
 7,900 shares                                            (17,833)
Less: Notes Receivable                                   (66,000)
                                                    ------------

  Total Stockholders' Equity                           1,630,332
                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 12,691,731
                                                    ============


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME

                                                  Three Months Ended             Nine Months Ended
                                               Sept 30,        Sept 30,        Sept 30,       Sept 30,
                                                2000            1999            2000           1999
                                             (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
                                             -----------     ----------      ----------     -----------

Revenues
--------

Freight Income                                $ 3,083,723    $ 2,811,018    $ 9,480,262    $ 8,394,953
Rental Income                                        --            1,950            781         12,450
Training School Revenue                           141,651         73,788        318,408        191,549
                                              -----------    -----------    -----------    -----------
                                                3,225,374      2,886,756      9,799,451      8,598,952

Cost of Revenue                                 3,057,649      2,301,371      8,649,665      6,802,518
                                              -----------    -----------    -----------    -----------

Gross Profit                                      167,725        585,385      1,149,786      1,796,434

Operating Expenses
------------------
Garage Expenses                                    67,646        105,309        215,245        268,706
General and
  Administrative Expenses                         362,597        269,150      1,075,703        817,619
                                              -----------    -----------    -----------    -----------
                                                  430,243        374,459      1,290,948      1,086,325

Operating Income (Loss)                          (262,518)       210,926       (141,162)       710,109

Other Income (Expense)
----------------------
Interest Income                                       419          1,599          9,315          9,487
Other Income                                        4,685          5,661         23,457         11,791
Interest Expense                                 (223,161)      (180,527)      (644,514)      (533,227)
Gain on Sale of Equipment                            --             --             --             --
                                              -----------    -----------    -----------    -----------
                                                 (218,057)      (173,267)      (611,742)      (511,949)

Income (Loss) Before
  Tax Provision                                  (480,575)        37,659       (752,904)       198,160

Provision for Income Taxes                       (149,000)         8,681       (238,000)        63,603
                                              -----------    -----------    -----------    -----------

Net Income (Loss)                             $  (331,575)   $    28,978    $  (514,904)   $   134,557
                                              ===========    ===========    ===========    ===========

Basic Earnings Per Share                      $     (.149)   $      .013    $     (.231)   $      .062
                                              ===========    ===========    ===========    ===========

Diluted Earnings Per Share                    $     (.136)   $      .012    $     (.214)   $      .057
                                              ===========    ===========    ===========    ===========

Weighted Average Common Shares Outstanding:

Basic                                           2,230,066      2,218,240      2,230,066      2,182,501
                                              ===========    ===========    ===========    ===========

Diluted                                         2,440,066      2,417,129      2,402,703      2,381,390
                                              ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                 Nine Months Ended
                                                         Sept 30,             Sept 30,
                                                          2000                 1999
                                                       (Unaudited)           (Unaudited)
                                                      -------------        -------------

Cash Flows From Operating Activities
------------------------------------
Net Income (Loss)                                    $  (514,904)          $   134,557
Adjustments to reconcile net
income to cash provided by
operating activities:
  Deferred Taxes                                        (238,000)               63,603
  Depreciation                                         1,357,536             1,198,678
  Gain on Sale of Equipment
  (Increase) Decrease in:
    Accounts Receivable-Trade                           (204,708)             (221,065)
    Inventory                                              2,062                   255
    Prepaid Expenses and Other Assets                    (24,462)               16,576
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                490,537                41,971
                                                     -----------           -----------
      Net Cash Provided
      by Operating Activities                            868,061             1,234,575

Cash Flows From Investing Activities
------------------------------------
Purchases of Property and Equipment                     (120,755)             (199,565)
Repayment of Accounts Receivable- Affiliate               61,356                  --
Proceeds from Sale of Equipment                             --                    --
Purchase of Securities                                      --                  (5,000)
                                                     -----------           -----------
    Net Cash Provided (Used)
    by Investing Activities                              (59,399)             (204,565)

Cash Flows From Financing Activities
------------------------------------
Proceeds under Line of Credit                          9,729,032             8,294,476
Proceeds from Long Term Borrowing                           --                    --
Common Stock Repurchased                                    --                    --
Payment for Stock Issuance Costs                          (3,785)                 --
Proceeds from Warrant Exercise
 and Sale of Treasury Stock                                 --                 157,321
Purchase of Treasury Shares                                 --                 (26,624)
Principal Payments on Long
  Term Borrowing                                      (1,203,475)             (955,923)
Principal Payments on
  Line of Credit                                      (9,235,101)           (8,096,768)


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (continued)


                                                  Nine Months Ended
                                           Sept 30,            Sept 30,
                                             2000               1999
                                         (Unaudited)         (Unaudited)
                                         -----------         -----------

Principal Payments Under
  Capital Lease Agreements              $  (115,945)          $  (562,827)
Dividends Paid                                 --                    --
                                        -----------           -----------
    Net Cash Used by
    Financing Activities                   (829,274)           (1,190,345)
                                        -----------           -----------

Net Increase (Decrease)in Cash              (20,612)             (160,335)

Cash & Cash Equivalents-
Beginning of Period                          20,612               161,536
                                        -----------           -----------

Cash & Cash Equivalents-
End of Period                           $         0           $     1,201
                                        ===========           ===========


Supplemental Disclosures:

  Interest Paid                         $   644,514           $   533,227
                                        ===========           ===========

  Non-Cash Investing
  and Financing Activities

    Purchases of Property and
    Equipment with Proceeds
    of Notes Payable                    $ 2,353,245           $ 2,065,170
                                        ===========           ===========

    Issuance of Stock
    Warrants and Common
    Stock with Proceeds
    of Notes Receivable                 $      --             $   148,500
                                        ===========           ===========

    Payoff Various Notes
    With Proceeds from
    New Financing                       $   894,234           $      --
                                        ===========           ===========


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-SB for the year ended December 31, 1999.

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

The interim financial information for the quarters and nine months periods ended September 30, 2000, and September 30, 1999, are prepared by an independent C. P.
A. on a reviewed basis. The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results of the interim periods are not necessarily indicative of the results for the entire year.

THREE MONTHS ENDED SEPTEMBER 30, 2000.

Freight revenues for the three months ended September 30, 2000, were $3,083,723, an increase of $272,705 (9.7%) from the second quarter of 1999. Training school revenues for the third quarter of 2000 were $141,651, an increase of $67,863 (92%) from the second quarter 1999. The increase in freight revenues was basically attributable to the fact that the Company placed 20 new tractors into service during January 2000. Training school revenue increases were due to increased tuition costs to the students and an increase in the number of schools and student enrollment.

Equipment operating expenses increased in the third quarter of 2000 to $3,057,649 from $2,301,371 for the third quarter of 1999. This was an increase of $756,278 (32.9%) from the prior year. The increase in expenses was primarily due to the increase in the amount of equipment being operated and the increased cost of fuel resulting from higher fuel prices. Operating expenses increased $55,784 (14.9%) to $430,243 for the third quarter of 2000 compared to $374,459 for the like period of 1999.

Operating income for the third quarter of 2000 was ($262,518) compared to $210,926 for the third quarter of 1999, a decrease of $473,444 (224.5%). The gross profit margin went down from 7.3% in the quarter ended September 30, 1999 to a minus 8.1% for the same period in 2000. Contributing factors were primarily the increased cost of diesel fuel, reduced freight revenues per tractor and increased general and administrative costs.

The net results were that the Company had a net loss after provision for income taxes for the third quarter of 2000 of ($331,575) compared to net income of $28,978 for the third quarter of 1999, which is a decrease of $360,553 (1,244.2%) from the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2000.

Freight revenues for the nine months ended September 30, 2000, increased $1,085,309 (12.9%) to $9,480,262 from $8,394,953 at the end of the nine months period ending September 30, 1999. Training school revenues for the nine months ended September 30, 2000, increased $126,499 to $318,048 (66%) from $191,549 for the nine months period ended September 30, 1999. The increase in freight revenues was basically attributable to the fact that the Company had more revenue equipment in service and because of fuel surcharges that were added during the year 2000. Training school revenue increases were due to increased tuition costs to the students and an increase in the number of schools and student enrollment.

Equipment operating expenses increased in the nine months period ended September 30, 2000 by $1,847,147 (27.2%) to $8,649,665 from $6,802,518 for the same period in 1999. The increase in expenses was primarily due to the increase in the amount of equipment being operated and the increased cost of fuel. Operating expenses increased $204,623 (18.8%) to $1,290,948 for the nine months ended September 30, 2000 compared to $1,086,325 for the same period of 1999.

Operating income for the nine months ended September 30, 2000 was a loss ($141,162), a decrease of $851,271 (119.9%) from $710,109 for the same period in
1999. The gross profit margin went down from 8.3% through the third quarter of 1999 to a negative (1.4%) in 2000. Contributing factors were primarily the increased cost of diesel fuel, reduced freight revenues per tractor and increased general and administrative costs.

The net results were that the Company had a net loss after provision for income taxes for the nine months period ended September 30, 2000 of ($514,904) compared to a net profit of $134,557 for the same period of 1999, which is a decrease of $649,461 (482.7%) from the prior year.

CAPITAL AND LIQUIDITY.

The net loss for the first nine months of 2000 has resulted in the Company being in a severe need for working capital. Cash at the end of the period was $0.

The Company has increased its short term borrowings and is working with its long term lenders to reach solutions to its capital needs. Internally, the Company needs to operate at a profit. To help attain operating profits, during the second quarter of 2000, management instituted several changes in the method of Company operations to combat the price of fuel, to reduce mileage without freight and generally to try to reduce operating costs and increase equipment productivity. To reduce the cost of fuel per mile, the Company reduced the maximum speed that the Company tractors could go, which has resulted in increasing the miles per gallon from 5.3 at the start of the program to 6.0 as of the month of September, 2000. The Company expects to ultimately reach a level of operations at 6.2 miles per gallon. The Company is also working on implementing a program with restricted fuel stops at preferred providers that has resulted in, and is expected to continue, a fuel cost savings.

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

While these changes produced positive earnings in the second quarter, third quarter results were impacted by several significant occurrences. One of them was the loss of a major customer that formerly provided long hauls by team drivers to California, which provided the Company to then have the opportunity to back haul profitable produce shipments. This problem has been resolved by obtaining new shipping clients who have replaced the lost business, but it was not able to be implemented until the end of the third quarter.

Secondly, the trucking industry suffered a serious downturn in the mid-summer and early autumn. Lastly, fuel prices increased another $0.20 per gallon.

Looking forward to the fourth quarter and next year, fuel prices look like they will remain high, and may go higher with colder weather, and insurance rates for the industry, and consequently the Company, have gone up considerably (15% to 25%) over last year.

Additional steps are being taken by management to improve the 4th quarter results and beyond. These include the following:

        1. Repositioning some of the equipment, approximately 20 tractors and trailers, to Lima, Ohio from the Dade City, Florida terminal (increases rates, freight volume, and decreases empty miles).

        2. Raising freight rates to customer base by approximately 5%; there have been no increases for about six years, except for fuel surcharges.

        3. Continuing implementation of fuel savings program by having all tractors fuel at the top two fuel providers, which will reduce the average cost of fuel, step up monitoring of driver use of equipment to increase the miles per gallon, and developing and implementing a plan to reward drivers for increasing fuel performance of their tractors.

        4. Installing wireless mobile communications equipment for the purpose of monitoring equipment locations and routes, which should reduce the number of dispatchers that are currently needed, decrease the number of dead-head miles and out of route miles that are driven without payment for them, reduce phone costs, and improve dispatching and provide more timely invoicing.

        5. Opening new driver training schools in Lima, Ohio, and in West Virginia (two).

        6. Increasing driver productivity by replacing under-performing drivers.

        7. Replacing older equipment with new models that are more fuel efficient and less expensive to maintain and operate.

        8. Looking for additional direct freight from the Northeast and in the Midwest to replace brokered in-bound freight.

In addition to these steps, the Company hired Strategica Services Corporation of Miami, Florida to assist the Company in developing a financial plan to raise equity capital for the Company, to assist in analyzing and funding proposed transactions for the acquisition of trucking companies, and to provide financial advisory services.

Further, the Company has been examining several potential trucking company acquisitions for the purpose of increasing the size of the Company, improving profit margins, and finding compatible shipping routes to improve overall efficiencies.

The Company has been named a defendant in a civil suit resulting from an accident that one of the Company drivers had while driving a Company tractor and trailer. See PART II, ITEM 1, LEGAL PROCEEDINGS, below. This action includes claims for punitive damages that are not covered by insurance. Although it is unlikely that a claim for punitive damages would be sustained against the Company, any such award could adversely affect the Company and its capital and liquidity.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company was served with a legal action filed against it on September 20, 2000 in the Circuit Court of Wood County, West Virginia, by Richard A. Hayhurst for an accident that is alleged to have occurred in June, 2000, by one of its drivers, while driving a Company tractor and trailer. In addition to the Company, the driver, Fred W. Myers, and Cambridge Integrated Services Group, Inc., an insurance adjuster for the Company's insurance carrier, were named defendants. The suit alleges that the defendants were operating the equipment in a negligent manner and thereby causing injury to the driver of an automobile that was struck by the tractor. The driver of the automobile is an attorney and is representing himself in the action. In addition to a claim for compensatory damages in the amount of $50,000, he is seeking punitive damages from the Company in the amount of $250,000 for the driver acting in a dangerous and willful and wanton manner, and compensatory damages in the amount of $100,000 and punitive damages in the amount of $500,000 allegedly because the Company and the insurance adjuster have failed to adjust the loss and have acted willfully and wantonly.

The Company has insurance that has adequate coverage for the amount of the compensatory claims, but such insurance policy does not cover punitive damages.

ITEM 5.  OTHER INFORMATION.

In September, 2000, the Company entered into an agreement with Strategica Services Corporation of Miami, Florida that was finally executed in October, 2000. The agreement provides that Strategica Services Corporation is to analyze the Company and assist it in developing a financial plan to raise $2,000,000 in equity capital, to assist in analyzing and funding proposed transactions for the acquisition of trucking companies or other growth opportunities for the Company, and to provide financial advisory services. In exchange for providing these services, the Company is to pay Strategica a non-refundable due diligence fee, a monthly advisory fee, a fee based upon a percentage of any funding that it provides or arranges for the Company and grant it warrants to purchase shares of the Company common stock if it arranges a funding transaction that the Company accepts.

The Company has been in negotiations to acquire certain tangible assets of a St. Louis based truckload carrier and brokerage operation whose operations would appear to be compatible with the Company's operations. While the parties have entered into a letter of intent to pursue a final definitive agreement, no final agreement has yet been made.

The Company entered into an agreement to purchase 22 new 2000 model year Volvo and Kenworth tractors and is going to trade-in eighteen (18) 1997 and 1998 model year Volvo tractors that have higher mileage and are costing more to maintain. Delivery of the new tractors should be taken in late December, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

          Exhibit No.

            (10) Engagement letter between Gasel Transportation Lines, Inc.
                 and Strategica Services Corporation

            (27) Financial Data Schedule

(B) Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ending September 30,2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Gasel Transportation Lines, Inc.
                                         --------------------------------------
                                         (Registrant)
      Date September 14, 2000            /s/ Michael J. Post
           -----------------------       --------------------------------------
                                         (Signature)*Michael J. Post, President

      Date
           -----------------------       --------------------------------------
                                         (Signature)*