Form 10KSB40
period 2000-12-31
GASEL TRANSPORTATION LINES INC
filed 2001-04-12
CIK 936446

                                                      OMB APPROVAL

                                                      OMB Number: 3235-0420

                                                      Expires: April 30,2003

                                                      Estimated average burden
                                                      hours per response: 294.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.


[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

         Commission file number :0-30185

                        GASEL TRANSPORTATION LINES, INC.
 -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           OHIO                                           31-1239328
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

COUNTY ROAD 10, ROUTE 4, BOX 181A, MARIETTA, OH                 45750
-----------------------------------------------          ----------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (740) 373-6479
                          -----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:


Title of each class                       Name of each exchange on which
                                          registered

------------------------------------      -------------------------------

------------------------------------      -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

COMMON SHARES, NO PAR VALUE
 --------------------------
(Title of class)

--------------------------------------------------------------------------------
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's revenues for its most recent fiscal year were $13,022,429.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 28, 2001, was $762,931.75 based upon $.875 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-Over The Counter Bulletin Board. In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

On March 31, 2001, Gasel Transportation Lines, Inc. had outstanding 2,412,966 common shares, without par value, which is the issuer's only class of common equity.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                              ---    ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

The Company operates primarily as a truckload contract carrier with various customers which ship truckload quantities of both refrigerated and non-refrigerated commodities over various distances on a nationwide basis. As a contract carrier, the freight rates are negotiated with the shipper and are dependent upon competition, place of origin and destination, and the type of commodity being hauled. The Company also operates a brokerage division out of its offices in the Columbus, Ohio area where it takes shipping orders and selects carriers other than the Company owned equipment or leased owner/operators to transport the freight for a negotiated fee.

In addition to its primary business, the Company operates three driver training schools, located in Marietta, Nelsonville, and Lima Ohio through its wholly owned subsidiary, Gasel Driver Training Schools, Inc. Operation of these schools is licensed by the Ohio Department of Highway Patrol.

The Company intends to continue to expand its business and operations through internal growth and acquisitions. We are primarily interested in medium to long haul truckload carriers with compatible freight lanes and existing business that can be integrated into the Company's methods of operation.

HISTORY

Gasel Transportation Lines, Inc. (the "Company") is a corporation that was organized under the laws of the State of Ohio on January 27, 1988. The Company was initially formed for the purpose of becoming a transportation freight broker hauling freight under the authority of other motor carriers on a commission basis with its sole offices located in Marietta, Ohio. Shortly after its inception, the Company evolved its business to obtain licensing with the Interstate Commerce Commission ("ICC") as a common and contract general commodities motor freight carrier in the 48 contiguous United States and Canada and to operate its own tractors and trailers. In September 1988, the Company received licensing from the ICC authorizing it to transport in interstate commerce both as a common and contract carrier, and the Company obtained licenses in the 48 contiguous United States to operate under such licenses. Shortly thereafter, the Company sought approval to operate in Canada, and it was licensed to operate there, too. The Company also obtained its authority to broker freight. In December, 1995, the ICC ceased operations and its regulatory functions and jurisdiction over motor carriers was transferred to the United States Department of Transportation.

In July, 1995, the Company acquired a trucking terminal and offices on County Road 10, Rt. 4, Box 181A, Marietta, Ohio. This facility is now the principal office and main terminal for the Company. The actual mailing address is P.O. Box 1199, Marietta, Ohio 45750, and the telephone is (740) 373-6479.

In July, 1996, the Company acquired the assets of a Florida based trucking company, Earl W. Kersey Trucking, Inc. that included a terminal and offices located on Highway 301 N, Dade City, Florida. During 1999, the Company purchased 5 acres of land adjoining the Dade City, Florida terminal.

At year end of 2000, the Company concluded its search for an acquisition when it entered into an agreement to purchase certain assets of Eagle Transport, Inc. and Eagle Transportation Services, Inc., affiliated companies with offices in Plain City, Ohio (which is in the greater Columbus, Ohio area.) Effective with the first day of 2001, the Company purchased the transportation equipment owned by Eagle Transport, Inc. and the freight transportation business of Eagle Transportation Services, Inc., which historically had approximately $9,000,000 in freight transportation revenues from both the equipment owned by Eagle Transport, Inc. and through owner/operators and brokered freight. The purchase included the leasing of an office at the former Eagle offices and the hiring of some of Eagle's former employees, primarily those involved in freight dispatching.

The Company has had a steady growth in revenues and owned equipment over the past several years. During that time it has increased the number of owned, either directly or by capital lease, tractors from 23 to its current number as of March 31, 2001, of 112, its dry van box trailers from 31 to 162, and its refrigerated climate control trailers from 11 to 102. In addition, there are 11 tractors and 11 dry van box trailers that are owned and used in the driver training schools. Annual freight revenues went from $3,325,606 for calendar year 1994 to $12,516,997 for calendar year 2000.

The Company has received ISO 9002 certification by American Systems Registrar. This certification means that the Company has been audited and verified to have written policies and procedures for everything that the Company does, plus a backup procedure in the event of a failure.

OPERATING STRATEGY

The Company is in direct competition with other motor freight carriers, including many companies that are significantly larger than the Company. Therefore, the Company focuses on providing a high level of transportation services to its customer base with commensurate rates, rather than competing primarily on the basis of price. Further, the Company has been able to compete with these other carriers by having its terminals, together with the equipment that was based out of them, located in areas where there were fewer competitors domiciled, by attempting to provide better and more timely service, by operating new and specialized equipment, and by catering to certain major shippers. With the acquisition of the Eagle Transportation Services terminal location, the Company began competing in the Columbus, Ohio market where there are many carriers located, which helps to re-enforce the need for the Company to concentrate on providing excellence in its services. Our company continues to upgrade its equipment so that it now operates late model equipment utilizing fully integrated computer systems with onboard communications systems.

OPERATIONS

As a licensed carrier with the U. S. Department of Transportation and the various states and Canada, the Company business is dependent upon maintaining such operating authority. One condition of retaining such authority is that the Company must maintain liability insurance for protection of the public. Another is that the Company meet the safety fitness regulations as evidenced by a "satisfactory" by the U. S. Department of Transportation.

Each of the owned terminals are required to comply with various state and federal environmental regulations with regard to the storage of fuel and oil and the disposal of waste oil and tires. There is no significant cost associated with operating under these regulations; however, in the event of a major fuel or oil spillage, the cost of clean up could be significant.

DRIVERS

The Company does not have any employees that work for it directly because it leases all of them from PeopLease Corporation. This includes the drivers. All of the drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including DOT mandated drug testing and personal background checks. We recruit and retain drivers by offering competitive compensation packages, purchasing quality tractors and equipping them with optimal comfort and safety features, and emphasizing training and retention programs. Drivers can earn bonuses on a per mile basis for safety, paperwork, compliance and number of miles driven. All employees, including drivers, are eligible to participate in the 401(k) plan and health and life insurance plans provided by PeopLease Corporation.

Although we currently have an adequate number of drivers, there can be no assurance that we will not be affected by a shortage of qualified drivers in the future. Significant driver turnover is a problem within the industry as a whole. In addition, the trucking industry is experiencing a diminished workforce of qualified drivers. As a result, we must compete with other transportation service companies for the available drivers. We anticipate that the intense competition for qualified drivers in the trucking industry will continue. The Company is able to acquire new, inexperienced drivers through its driver training schools and utilize them in conjunction with experienced drivers as teams.

In addition to our driver employees, we contract with a limited select group of independent contractors who own and operate their own tractors and trailers. Our experience with these has been limited to owner/operators who formerly worked with Eagle Transportation Services, Inc. Each owner-operator is required to enter into an owner-operator lease agreement which is cancelable by either party upon thirty days notice. The owner-operators provide us with an additional source of drivers. As of March 31, 2001, there were 8 owner-operators working under this arrangement.

INSURANCE AND SAFETY

Our safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. We have implemented an active safety and loss prevention program at our corporate headquarters. The emphasis on safety begins in the hiring and continues in orientation, safety training, and drug testing. Newly hired drivers, regardless of experience level, must participate in a training program.

Our safety and loss prevention program is comprised of the ongoing education, training and retraining of drivers regarding safe vehicle operation, loading and unloading procedures, and accident reporting. It also includes random drug testing. There are incentives for driver compliance.

There is also a disciplinary system for our drivers. Pursuant to this system, disciplinary action ranges from written warnings to immediate termination depending on the frequency and severity of the offense. Our Assistant Vice President of Safety continuously monitors driver performance and makes recommendations to our executive officers regarding employment and retention of drivers.

We are committed to securing appropriate insurance coverage at cost-effective rates. The primary risks that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation claims. We maintain insurance that we believe is adequate to cover our potential liabilities and risks. Workers' compensation claims are through PeopLease Corporation, and we are able to get a better group rate because of our arrangement with them.

FUEL MANAGEMENT

As are all trucking companies, we are dependent upon the availability of diesel fuel. We manage fuel purchases by directing our drivers to certain truck stops along designated routes that give us certain discounts in return for volume purchases on a recurring basis. Through the use of computerized monitoring devices imbedded in the engines of our tractors, we monitor fuel usage, miles per gallon, cost per mile, and cost per gallon. We have not experienced any difficulty in maintaining fuel supplies sufficient to support our operations. Nevertheless, shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on our operations and profitability.

COMPETITION

The trucking industry is highly competitive and fragmented. We compete primarily with other medium to long-haul, temperature-controlled and dry van truckload carriers. Although there has been substantial downward pressure on the trucking industry's rate structure, we believe that competition for the freight transported by us is based primarily on quality of service, such as just-in-time performance, and, to a lesser degree, on freight rates. There are a number of other trucking companies which have substantially greater financial resources, operate more equipment or carry a larger volume of freight than we do. We also compete with other motor carriers in hiring qualified drivers. Our primary emphasis is service, especially to our core carrier customers, rather than price alone. However, due to substantial increases in operating costs, we have had to adjust our rates to enable us to make an operating profit. This has been an industry trend and has not caused a loss of customers.

EMPLOYEES

Through the leasing arrangement with PeopLease Corporation, we employ 171 persons, of whom 125 are drivers, 9 are shop personnel, 16 are in operations, dispatch or brokerage, 17 administrative responsible for safety, billing, accounting and collections, and 4 are in executive management positions.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal offices and terminal for the Company are Company owned and located on 12.5 acres adjacent to State Route 4, approximately 4 miles southwest of Marietta, Ohio. The property has four buildings on it, the major one of which is constructed of cement block and steel, is in good condition, and has the corporate offices, a drivers lounge, and three maintenance bays located therein. Other buildings include a freight transfer building made out of steel that is in fair to good condition, a wood building for the drivers school and lounge that was recently remodeled and is in good condition, and a cement block supply storage building that is in good condition. The lot is used for parking the Company transportation equipment and for operating a driving school practice area.

The other major terminal operated by the Company is at the Company owned facility in Dade City, Florida. There is a pre-engineered steel terminal and office building located thereon that has three maintenance bays as well as offices and supply storage. The building is in good condition. The total area for this facility is 8.5 acres.

The Marietta, Ohio terminal has above ground fuel storage that is regulated by the EPA. Additionally, both terminals have waste oil storage facilities that are also regulated.

Both properties are subject to mortgages with the usual conditions that the Company is entitled to use of the properties for its business needs so long as they are operated in a lawful manner and the mortgage notes are paid and not in default. There are no other operating or use restrictions.

The Company also leases offices and parking facilities at Paulsboro, New Jersey, Alta Vista, Virginia and Plain City, Ohio. The leases in New Jersey and Virginia are month to month while the lease in Plain City, Ohio is for a term of five (5) years with options to renew for two additional five year periods and includes office furniture and equipment.

ITEM 3. LEGAL PROCEEDINGS.

The Company from time to time has been a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We are not party to any litigation which, individually or in the aggregate, management believes will have a material adverse effect on our financial condition or operations. We maintain insurance that we believe is adequate to cover our liability risks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) During the past two years, the common shares of the Company have been traded in the over-the-counter market and been included on the OTC Bulletin Board under the trading symbol GSEL The following table sets forth the range of the high and low bid prices for the common shares of the Company for each quarter during the past two years, as reported by the The Nasdaq Stock Market, Inc. These prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.


                                                           Bid Prices
                                                           ----------
                                                      High              Low
                                                      ----              ---
Calendar Year 2000

         First Quarter (1)                             --                 --
         Second Quarter (1)                            --                 --
         Third Quarter                               $2.5625            $1.625
         Fourth Quarter                               $2.5              $1.125

Calendar Year 1999

         First Quarter                                $4.25                $3
         Second Quarter                               $3.75               $2.5
         Third Quarter                                 $5                  $3
         Fourth Quarter                                $5                 $2.75

     (1) There was no bid on the common shares during the first and second quarter of 2000 because the OTC Bulletin Board suspended allowing quotations pending the filing of a registration statement by the Company. Trading resumed in the third quarter.

(b) On March 31, 2001, there were 78 shareholders of record of the common shares. There are also an estimated 125 beneficial shareholders who hold their shares in street name.

(c) The Company has never declared a cash dividend on its common shares and no assurance can be given that the Company will declare any cash dividend on its common shares in the future. Payments of dividends are within the discretion of the Company's Board of Directors and depend upon the earnings, capital requirements, and operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth of the Company and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company's core of shippers, fuel prices, driver costs, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this annual report.

RESULTS OF OPERATIONS

Freight revenues for the twelve months ended December 31, 2000, increased $ 1,319,128 (11.7%) to $12,516,997 from $11,197,869 for the year ended 1999.
Training school revenues for the twelve months ended December 31, 2000, increased $217,829 to $505,432 (75.7%) from $287,603 for the twelve months period ended December 31, 1999. The increase in freight revenues was basically because the Company had more revenue equipment in service and fuel surcharges escalated with the increased prices of diesel fuel during the year 2000. Training school revenue increases were due to increased tuition cost to the students, increased number of schools in operation, and increased average enrollment per facility.

Operating income for the twelve months ended December 31, 2000 was a loss of ($681,548), a decrease of $1,440,023 (189.9%) from $758,475 for the same period in

1999. The gross profit margin declined from 19.4% in 1999 to 7.6% in 2000. Primary factors for the gross margin decrease were the increased cost of diesel fuel, increased driver wages, increased insurance costs, and reduced equipment productivity, which resulted in less than expected revenues per unit.

The net results were that the Company incurred a net loss after provision for income taxes for the twelve months period ended December 31, 2000 of ($1,045,402) compared to a net profit of $100,697 for the same period in 1999, a decrease of $1,146,099 (1,138.2%) from the prior year.

CAPITAL AND LIQUIDITY

The deficit earnings for the year 2000 have resulted in the Company being in a severe need of working capital. Cash at the end of the year was $7,736, but there was also an overdraft of $742,871.

The Company has increased its short-term borrowings and is working with its long-term lenders to reach solutions to its capital needs. By year end 2000, the Company had completed an extension or rewrite of most of its equipment notes. The extensions and rewrites were done to reduce the total payments for the months of October, November, and December of 2000, and improve cash flow. In most cases, the principal payments for the months of October through December 2000 were deferred to the end of the notes, keeping its older, favorable interest rates unchanged and paying the applicable interest. In a few cases, principal and interest payments were waived for fees and placed on the end of the notes.

The Company plans to raise sufficient equity and debt capital to offset its cash deficit, and hopes that its anticipated net profits for the year 2001 will provide the additional necessary working capital.

As part of its 3-year business plan, the Company intends to raise approximately $500,000 in working capital during the first half of year 2001. Toward this goal, the Company is working with Strategica Financial Services, a merchant banking firm of Miami, Florida, and other industry specific lenders.

The balance of the cash deficit and maintenance of a positive working capital position is planned to be provided by the Company's future earnings. To generate positive earnings, the Company initiated an aggressive profit improvement program during the second quarter of 2000. The earnings improvements were primarily aimed at offsetting the rising fuel costs, reducing mileage without freight (deadhead miles), increasing equipment productivity, and generally reducing major operating costs.

A major step in decreasing fuel costs was to reduce the maximum speed of the tractors. Decreasing the tractor road speed improved the fleet average fuel consumption from 5.3 to 6.0 gallons per mile during the second quarter of 2000. The Company expects to achieve and sustain a fleet average of 6.2 miles per gallon with better driver/equipment monitoring and education.

The price the Company pays for its on-the-road fuel was significantly lowered with the implementation of a designated fuel stop program. The Company completed its negotiations with several major national fuel providers during the second quarter of 2000 resulting in the reduction of its preferred fuel providers from four to two and greatly improved the price per gallon, taking advantage of volume discounts and identifying the clear price leaders. Through this action, the Company has sustained an average of $.05 to $.08 per gallon favorable purchase price to the national average since the second quarter of 2000.

Another major change in the Company's operations to reduce costs included installing a new driver wage scale designed to attract and maintain a higher mix of experienced drivers to ultimately improve equipment revenue and operating costs. The Company also adopted a centralized dispatch method of organization aimed at improving the equipment productivity, and developed a recruiting/retention program to reduce driver turnover and improve driver quality.

While these corrective actions produced positive earnings in the second quarter of 2000, the succeeding third and fourth quarters were affected by several other internal problems and external industry influences. Internally, the Company suffered the loss of a major customer with higher than average outbound and inbound rates, and length of haul. Replacement freight was not secured until the end of the third quarter, causing a significant fall off in load activity and revenue.

Simultaneously, the truckload industry was hit with a serious downturn in business, resulting in freight volume being down for most of the year 2000. In addition, fuel prices continued to escalate during the second half of the year, peaking at approximately $.30 per gallon over the prices at the beginning of the year.

Furthermore, there was an industry wide trend of significantly rising equipment-related insurance costs. Upon the renewal of its insurance coverage in October 2000, the Company sustained an increase in its insurance costs by approximately 15%. This compares favorably, however, with more dramatic increases for some fleet owners reporting 30% to 60% increases in insurance.

The Company is working with its insurance agent and underwriters to engineer ways to reduce and minimize its insurance costs, including the use of higher deductibles, more stringent hiring criteria, stronger safety practices, and company participating insurance programs.

Although fuel surcharges are in place for most major customers, the Company estimates it recovers only approximately 60% of fuel price increases. This less-than-full fuel recovery is due to the majority of the Company's inbound freight being provided by third parties ("brokered freight") without the benefit of any fuel surcharges accruing to the Company. The Company is working on replacing brokered freight with direct business to secure higher rates and incur less deadhead, particularly in the Northeast and Florida.

Other corrective actions to improve earnings completed or in progress by the end of 2000 include:

(1) Increasing freight rates across the board by approximately 10%. Increases were implemented to be effective January 10, 2001. The Company did not expect any adverse fall off in freight activity resulting from this proposed increase as it had not raised the rates in over six years, and in fact, there was none. Additionally, there are signs of a trend by other carriers in the industry to increase rates as fuel, driver, and insurance costs continue to rise.

(2) Continuing to improve the fuel costs reduction program. The Company believes it can further improve its fuel costs by stepping up its equipment-monitoring program and implementing fuel performance incentives to the drivers. The Company's trucks are equipped with an electronic monitoring device that is being utilized to cut down fuel consumption. Although the Company has consistently enjoyed a high rate of compliance with its designated fuel providers at approximately 90%, a level of 95% is expected to ultimately be achieved.

(3) Installing a wireless equipment to dispatch communications system. At year end approximately fifty percent of the fleet was equipped with mobile communications gear ("Terion") providing satellite tracking of the equipment and real time digital communications between dispatch and driver for better load management, coordination with shippers, and improved equipment productivity. The balance of the units were expected to be installed by mid-January 2001, and in fact they were. Specific cost decreases are expected to occur in phone costs, and deadhead and out-of-route mileage.

(4) Adding new driver training schools in Lima and Sandusky, Ohio. These new locations not only contributed to additional gross revenues, but the Lima school is expected to supply the Company with a new driver base for the greater Columbus, Ohio metro area where the Company established a presence in January 2001 with its acquisition of the Eagle Transportation Services, Inc.'s transportation business.

(5) Adding 21 new state-of-the-art tractors replacing 18 older models. Eleven of the new tractor lot was put into service in late December 2000 with the balance installed by mid-January 2001. The Company expects to benefit from the new equipment's lower operating costs and deferred note payments resulting from paying off loans on the old equipment and financing of the new equipment.

(6) Adding 34 new and late model refrigerated trailers in late December 2000. This equipment addition is expected to improve the Company's opportunity to haul more temperature controlled freight at higher rates and improve its efficiency by eliminating costly freight transfers.

(7) Developing a turnaround plan for the Company's Florida traffic lane. An analysis of the Florida traffic lane, where the Company has a major driver base and equipment maintenance facility, was completed in December 2000. The analysis revealed it was operating at a large deficit.

     The loss was a result of inadequate rates for both inbound freight to Florida and outbound freight from the state. The Florida inbound rates were particularly low for the mid to southern regions of the state. The Company planned to increase its rates from its primary Florida inbound customers by $.10 to $.20 per mile for North Florida and $.20 to $.30 per mile for South Florida by early January 2001, and it did so as planned.

     Additionally, the Company is working with a major Florida-based citrus customer that will potentially provide year-round freight out of Florida at significantly higher rates and eliminate excessive deadhead experienced during 2000. Meanwhile, in early 2001 it has placed additional power units with an existing profitable plant distributor and with the largest retailer in the U.S. so that it has better utilization of its Florida based equipment.

Interim unaudited financial statements for the first two months of 2001 indicate that these changes are beginning to have a positive effect on the results of operations.

The Company aggressively pursued acquisitions of other truckload companies during the year 2000, primarily to secure complimentary traffic lanes and expand its customer base.

The Company made one such acquisition at the year end which took effect as of January 1, 2001, by acquiring the equipment and transportation business of Eagle Transport, Inc. and Eagle Transportation Services, Inc.(collectively "Eagle"). By making such acquisition, the Company obtained a Columbus, Ohio area based motor freight brokerage operation and a company owned equipment truckload operation. Eagle Transportation Services, Inc. retained its warehousing business, which is expected to compliment the Company's motor freight business.

Eagle's unaudited gross revenue for the year 2000 was approximately $9 million and it had been moderately profitable the past three years with net profits of approximately 3% of sales. Although no assurances can be given, management expects the Eagle acquisition to add at least $9 million in annual revenues to the Company and be a major factor in generating and improving its profits.

Profit improvements for the Company are expected immediately from Eagle's higher rates, better margins from brokerage (20+%), and greater equipment efficiencies from a larger, more geographically dispersed customer base.

The Company also acquired several industry experienced executives and managers from Eagle who are expected to strengthen the Company's management team and its sales and marketing functions.

Although the Eagle acquisition is expected to replace a large portion of the existing lower margin brokered freight, the Company plans to continue acquisition pursuits to further assist in acquiring better outbound freight rates from the Northeast and Florida. During a period of what is popularly characterized as a "flushing out" of the trucking segment of the transportation industry, the Company expects to find additional acquisition candidates at extremely advantageous prices and terms.

ITEM 7. FINANCIAL STATEMENTS.

                        GASEL TRANSPORTATION LINES, INC.

                               AND ITS SUBSIDIARY

                          AUDITED FINANCIAL STATEMENTS



                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditor's Report                                                1

          Consolidated Balance Sheet At December 31, 2000                             2-3

          Statements of Consolidated Income (Loss) for
          the Years Ended December 31, 2000 and 1999                                  4

          Statements of Consolidated Stockholders' Equity
          for the Years Ended December 31, 2000 and 1999                              5-6

          Statements of Consolidated Cash Flows for
          the Years Ended December 31, 2000 and 1999                                  7-9

          Notes to Consolidated Financial Statements                                  10-25

                              VAN KREVEL & COMPANY
                          Certified Public Accountants
                                 P. O. Box 1432
                             Dublin, Ohio 43017-6432
                                  614/761-3743



To the Board of Directors and Stockholders
Gasel Transportation Lines, Inc.
Marietta, Ohio


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheet of Gasel Transportation Lines, Inc., and its subsidiary, as of December 31, 2000, and the related statements of consolidated income (loss), stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gasel Transportation Lines, Inc., and its subsidiary, as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/ VAN KREVEL & COMPANY

Dublin, Ohio

February 27, 2001

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


ASSETS

Current Assets
--------------
Cash                                                                 $     7,736
Accounts Receivable-Trade                                              1,480,640
Inventory                                                                169,762
Prepaid Expenses and Other Current Assets                                183,976
                                                                     -----------

  Total Current Assets                                                 1,842,114

Property and Equipment
----------------------
Land and Buildings                                                     1,003,484
Tractors                                                              11,543,217
Trailers                                                               5,186,436
Shop Equipment                                                           381,484
Office Equipment                                                         193,603
                                                                     -----------
                                                                      18,308,224
Less Accumulated Depreciation                                          5,788,450
                                                                     -----------

  Net Property and Equipment                                          12,519,774

Deferred Income Taxes                                                        844
---------------------

Other Assets
------------
Goodwill                                                                 362,500
Other                                                                     46,613
                                                                     -----------

  Total Other Assets                                                     409,113
                                                                     -----------

TOTAL ASSETS                                                         $14,771,845
                                                                     ===========

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Cash Overdraft                                                     $    742,871
Notes Payable                                                         1,342,293
Accounts Payable-Trade                                                  284,249
Accrued Contract Labor, Interest and Other Expenses                     135,249
Current Portion of Long Term Debt                                     3,361,004
                                                                   ------------

  Total Current Liabilities                                           5,865,666

Long Term Debt                                                        7,542,764
--------------                                                     ------------

  Total Liabilities                                                  13,408,430

Stockholders' Equity
--------------------
Common Stock, no par value, 3,000,000
  shares authorized, 2,412,966 issued
  and 2,405,066 outstanding                                           1,539,640
Additional Paid in Capital                                              223,229
Retained Earnings (Deficit)                                            (316,702)
Less: Treasury Stock, at cost, 7,900 shares                             (17,833)
Less: Notes Receivable                                                  (64,919)
                                                                   ------------

  Total Stockholders' Equity                                          1,363,415
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 14,771,845
                                                                   ============

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                     Years Ended December 31, 2000 and 1999


                                                     2000             1999
                                                     ----             ----
Revenues
--------
Freight Income                                   $ 12,516,997      $ 11,197,869
Training School Revenue                               505,432           287,603
                                                 ------------      ------------
                                                   13,022,429        11,485,472

Cost of Revenue                                    12,037,856         9,255,161
                                                 ------------      ------------

Gross Profit                                          984,573         2,230,311

Operating Expenses
------------------
Garage Expenses                                       272,316           364,485
General and Administrative
 Expenses                                           1,393,805         1,107,351
                                                 ------------      ------------
                                                    1,666,121         1,471,836

Operating Income (Loss)                              (681,548)          758,475

Other Income (Expense)
----------------------
Other Income                                           13,274            54,934
Interest Income                                        19,087            11,136
Interest Expense                                     (898,500)         (708,684)
Gain(Loss)on Equipment Disposal                       (30,715)           34,836
                                                 ------------      ------------
                                                     (896,854)         (607,778)
Income (Loss) Before
Tax Provision                                      (1,578,402)          150,697

Provision for Income Taxes                           (533,000)           50,000
                                                 ------------      ------------

Net Income (Loss)                                $ (1,045,402)     $    100,697
                                                 ============      ============

Basic Earnings Per Share                         $      (.468)     $       .046
                                                 ============      ============

Diluted Earnings Per Share                       $      (.434)     $       .042
                                                 ============      ============


Weighted Average Common Shares Outstanding:

Basic                                               2,232,443         2,190,879
                                                 ============      ============

Diluted                                             2,407,955         2,389,768
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999


                                                Common Stock       Additional   Retained
                                                ------------          Paid in   Earnings    Treasury         Notes
                                             Shares      Amount      Capital   (Deficit)     Stock         Receivable
                                             ------      ------      -------    -------      -----         ----------
Balances, December 31, 1998                 2,127,096  $1,128,640   $216,394    $628,003    $(28,289)     $

  Net Income                                                                     100,697

  Exercise of Nov 1996 Warrant                 30,870      38,500                                           (38,500)

  Exercise of Oct 1998 Warrant                 80,000     110,000                                           (27,500)

  Purchase of 22,914 Shares
   of Treasury Stock                                                                         (46,526)

  Sale of 34,082 Shares of
   Treasury Stock                                                     10,620                  56,932
                                            ---------  ----------   --------    --------    --------      ----------

Balances, December 31, 1999                 2,237,966  $1,277,140   $227,014    $728,700    $(17,833)     $ (66,000)
                                            =========  ==========   ========    ========    ========      ==========


                                       -5-
          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999


                                                Common Stock       Additional   Retained
                                                ------------          Paid in   Earnings     Treasury         Notes
                                             Shares      Amount      Capital   (Deficit)      Stock         Receivable
                                             ------      ------      -------    -------       -----         ----------
Balances, December 31, 1999                 2,237,966  $1,277,140   $227,014   $   728,700    $(17,833)     $(66,000)

  Net Income (Loss)                                                             (1,045,402)

  Issuance of Common
  Stock Shares                                175,000     262,500

  Cost of increase in
  authorized shares                                                   (3,785)

  Payment received                                                                                             1,081
                                            ---------  ----------   --------   ----------        --------    --------

Balances, December 31, 2000                 2,412,966  $1,539,640   $223,229   $ (316,702)       $(17,833)  $(64,919)
                                            =========  ==========   ========   ==========        ========   ========

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                     Years Ended December 31, 2000 and 1999


                                                      2000              1999
                                                      ----              ----
Cash Flows From Operating Activities
------------------------------------
Net Income (Loss)                                  $(1,045,402)     $   100,697
Adjustments to reconcile net income(loss)
to cash provided by operating activities:
  Deferred Taxes                                      (533,000)          50,000
  Depreciation                                       1,838,483        1,615,219
  (Gain)Loss on Sale of Equipment                       30,715          (34,836)
  Provision for Doubtful Accounts                       40,000
  (Increase) Decrease in:
    Accounts Receivable-Trade                         (136,799)        (228,984)
    Inventory                                           53,490          (85,037)
    Prepaid Expenses and Other
       Current Assets                                  (30,050)          10,187
  Increase (Decrease) in:
    Accounts Payable and
    Accrued Expenses                                   153,757          181,415
                                                   -----------      -----------
      Net Cash Provided by
      Operating Activities                             371,194        1,608,661

Cash Flows From Investing Activities
------------------------------------
Purchases of Property and Equipment                   (559,601)        (259,479)
Repayment of Accounts Receivable-Affiliate              61,356            3,500
Purchase of Business                                  (150,000)            --
Proceeds from Sale of Equipment                        272,000          118,132
                                                   -----------      -----------
      Net Cash Used
          by Investing Activities                     (376,245)        (137,847)

Cash Flows From Financing Activities
------------------------------------
Increase in Cash Overdraft                             742,871             --
Line of Credit, Net                                    375,246          268,291
Proceeds from Long Term Borrowing                      513,499             --
Decrease in Additional Paid in Capital                  (3,785)            --
Proceeds from Warrant Exercise
 and Sale of Treasury Stock                               --            185,052

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
               STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
                     Years Ended December 31, 2000 and 1999


                                                     2000              1999
                                                     ----              ----
Repayment of Note Receivable                           1,081               --
Purchase of Treasury Shares                                             (46,526)
Principal Payments on Long
  Term Borrowing                                  (1,491,631)        (1,446,120)
Principal Payments Under
  Capital Lease Agreements                          (145,106)          (572,435)
                                                 -----------        -----------
    Net Cash Used
          by Financing Activities                     (7,825)        (1,611,738)
                                                 -----------        -----------

Net Decrease in Cash                                 (12,876)          (140,924)

Cash & Cash Equivalents-January 1                     20,612            161,536
                                                 -----------        -----------

Cash & Cash Equivalents-December 31              $     7,736        $    20,612
                                                 ===========        ===========


Supplemental Disclosures:

  Interest Paid                                  $   858,604        $   708,684
                                                 ===========        ===========

  Non-Cash Investing
  and Financing Activities

    Purchases of Property
    and Equipment with
    Direct Financing                             $ 4,024,433        $ 2,211,898
                                                 ===========        ===========

    Issuance of Stock Warrants
    and Common Stock with
    Proceeds of Notes Receivable                 $      --          $   148,500
                                                 ===========        ===========

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
                     Years Ended December 31, 2000 and 1999



                                                      2000             1999
                                                      ----             ----
Supplemental Disclosures (continued):


   Direct Refinancing of Notes Payable              $1,102,760       $      --
                                                    ==========       ===========


   Acquisition of Freight Transport
   And Freight Brokerage Business of
   Eagle Transportation Services, Inc.
   and Eagle Transport, Inc. (Eagle)

     Assets Acquired in 2000:
       Property and Equipment                       $1,092,225
       Goodwill                                        362,500
                                                    ----------
                                                    $1,454,725
                                                    ==========
     Payment for Assets Acquired:
       Cash Paid at Closing                         $  150,000
       Note Issued to Seller                           150,000
       Obligation Under Agreement to
         Indemnify Seller's Debt                       892,225
       Issuance of 175,000 shares of
         Common Stock to Seller                        262,500
                                                   -----------
                                                   $ 1,454,725
                                                   ===========

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Gasel Transportation Lines, Inc., and its subsidiary, Gasel Driver Training Schools, Inc., is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

NATURE OF OPERATIONS

The Company is engaged in the interstate trucking industry. Gasel holds federal authority as a motor freight common carrier, contract carrier, and freight broker. Its authority includes the continental United States and Canada. Principal offices of the Company are located in Marietta, Ohio. In addition, the Company has motor terminal and maintenance facilities in Marietta, Ohio, Columbus, Ohio, and Dade City, Florida. Other operating locations include motor terminals in Paulsboro, New Jersey, and Alta Vista, Virginia. Gasel's subsidiary is a state-licensed Class A truck driver training school.

CAPITAL AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Although the Company's historical earnings have been consistently positive, it sustained a substantial operating loss in 2000, which consumed a significant amount of working capital.

At December 31, 2000, although the Company's current liabilities exceeded its current assets by $4,023,552, a large part of the deficit ($3,361,004) relates to the current portion of long term debt, which management expects to pay from its normal operations cash flow.

Management believes it has the capability to obtain additional capitalization in the form of debt and equity to appropriately capitalize the Company. Additionally, to offset certain external conditions that could adversely effect the Company's financial performance and condition, such as diesel fuel prices, insurance and the general economy, management believes the Company has adequate contingencies in place.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CAPITAL AND LIQUIDITY (continued)

Strong corrective actions have been installed in 2000 and in early 2001 to generate positive cash flows. These actions are mainly designed to increase revenues through rate increases and reduce costs through equipment productivity improvements and operating cost reductions.

In addition, the Company completed the acquisition of certain assets and book of business on December 27, 2000, of Eagle Transportation, Inc., and related companies, a historically profitable, approximately $9 million per year gross revenues (unaudited) motor freight operation based in Columbus, Ohio.

Management expects this acquisition to provide a significant increase in the Company's freight volume, equipment efficiencies and contribute strongly to its plans to generate future positive cash flows.

Interim unaudited financial statements for the first two months of 2001 indicate that these changes are beginning to take effect, as the Company earned a modest profit.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary. All significant inter company accounts and transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenue and direct shipment costs upon delivery of the related freight. Direct shipment costs generally include the leased driver costs. These costs are recorded as an expense and as accrued contract labor upon delivery of the related freight. Driver training school revenues and rental income are recognized when earned.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, cash equivalents, and long term debt. The carrying amounts of these financial instruments have been estimated by the Company to approximate fair value.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CREDIT RISK

The Company maintains cash in demand deposit accounts with federally insured banks. At times, the balances in the accounts may be in excess of federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Credit risk is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions.

ACCOUNTS RECEIVABLE

Accounts receivable are shown net of an allowance for doubtful accounts of $40,000.

INVENTORY

Inventories consist primarily of maintenance supplies and fuel and are stated at the lower of cost (first-in, first-out) or market value.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method over the estimated useful lives of 3-10 years for tractors and trailers, 40 years for buildings and 3-10 years for shop and office equipment. Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Gains and losses are recognized in the year of disposal. Tires purchased with tractors and trailers are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

GOODWILL

Goodwill purchased as part of the acquisition of the freight transport and freight brokerage business of Eagle, as further described in Note 17, is being amortized on a straight-line basis over an estimated beneficial life of fifteen years.

The carrying value of goodwill is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill may not be recoverable, the carrying value of goodwill will be reduced to the estimated fair market value.

ADVERTISING

All advertising costs are expensed as incurred. Advertising expense was $36,243 and $20,580 for the years ended December 31, 2000 and 1999, respectively.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK OPTIONS

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting. The alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

STOCK SPLIT

In December 1999, outstanding shares of common stock were split two-for-one. All share and per share amounts have been restated.

INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the changes between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 2 - NOTES RECEIVABLE


Notes receivable consists of:                            2000           1999
                                                         ----           ----
Unsecured note receivable, dated
June, 1999, Merchants Financial,
10% due on demand                                       $26,419          $27,500

Unsecured note receivable, dated
August, 1999, Corna Securities,
10% due on demand                                        38,500           38,500
                                                        -------          -------

                                                        $64,919          $66,000
                                                        =======          =======

(See Note 10.)

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 3 - LONG TERM DEBT

Long-term debt consists of the following:


                                                   2000                1999
                                                   ----                ----
Mortgages Payable                                $   718,044         $   737,418
Notes Payable                                      9,032,327           5,180,986
Capital Lease Obligations                          1,153,397           1,041,944
                                                 -----------         -----------

                                                  10,903,768           6,960,348
Less Current Maturities                            3,361,004           2,217,776
                                                 -----------         -----------

                                                 $ 7,542,764         $ 4,742,572
                                                 ===========         ===========

Notes payable and capitalized lease obligations are collateralized by property and equipment with a net book value of $9,502,778 at December 31, 2000 and $7,237,886 at December 31, 1999. The mortgages payable are collateralized by land and building with a net book value of $926,512 at December 31, 2000, and $924,126 at December 31, 1999, as well as a first security interest in all shop and office equipment. One of the mortgages is personally guaranteed by Michael
J. Post, President, CEO, and majority stockholder, and by his wife. Certain other notes are personally guaranteed by Mr. Post (see Note 12). Interest rates range from 3.9% to 10.75% during 2000 and 7.25% to 10.6% during 1999 for the notes. Rates for the mortgages ranged from 8.25% to 9.0% for 2000 and 1999.

Annual maturities on long term debt, excluding capital lease obligations, for the five years ending after December 31, 2000, are as follows:

                             2001                      $2,799,339
                             2002                       2,533,002
                             2003                       2,156,179
                             2004                       1,419,871
                             2005                         421,542
                       Thereafter                         420,438
                                                       ----------
                                                       $9,750,371
                                                       ==========

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 4 - NOTES PAYABLE

The Company has available a $2,000,000 line of credit with Associates TransCapital Services of Irving, Texas at December 31, 2000 and 1999. At December 31, 2000, $1,258,827 was outstanding on this line, with an interest rate of 10.5%. At December 31, 1999, $967,047 was outstanding on this line, with an interest rate of 9.5%. Interest is charged at 1% over prime and is due monthly. This line of credit agreement matures in May 2002, with a one year renewal. This line of credit is collateralized by accounts receivable and deposit accounts and is personally guaranteed by the Company's majority stockholder (see Note 12).

No dividends may be paid, either in cash or in kind, on the Company's common stock without the prior written consent of Associates TransCapital Services. No dividends were paid in 2000 or 1999.

The Company has a short term note with a bank, due February, 2001 totaling $83,466 at December 31, 2000, with an interest rate of 11%, secured by equipment.

NOTE 5 - LEASES

The Company leases tractors and trailers under leases that expire from 2001 through 2005. These assets are included in property and equipment as follows:


                                                      2000             1999
                                                      ----             ----
Tractors                                            $   739,203     $ 2,072,268
Trailers                                                939,817         530,756
                                                    -----------     -----------

                                                      1,679,020       2,603,024
Less Accumulated Depreciation                       (   451,990)     (1,211,145)
                                                    -----------     -----------

                                                    $ 1,227,030     $ 1,391,879
                                                    ===========     ===========

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 5 - LEASES (continued)

Future minimum annual lease payments as of December 31, 2000, are as follows:


                                                                         Capital
                                                                          Leases
                                                                          ------
                                    2001                                $  658,968
                                    2002                                   289,715
                                    2003                                   221,849
                                    2004                                   150,019
                                    2005                                    31,097
                                                                        ----------
                                                                         1,351,648
         Less amount representing interest
           at rates ranging from 3.6% to 12.2%                            (198,251)
                                                                        ----------

         Present value of net minimum
           lease payments                                                1,153,397
         Less current portion                                             (561,665)
                                                                        ----------
              Total                                                     $  591,732
                                                                        ==========

During 2000, the Company leased terminals located in Peru, Illinois and Paulsboro, New Jersey on a month to month basis. Rent expense paid in 2000 was $35,289 and $42,251 in 1999.

In August 1998, the Company entered into a one year employee leasing agreement with Employee Solutions, Inc., (ESI), an Arizona corporation. ESI provided the Company with all of its drivers, mechanics and office workers. In 1999, the Company paid ESI $4,212,736 for its leased employees.

In December 1999, the Company entered into a one year employee leasing agreement with PeopLease Corporation, a South Carolina Corporation. PeopLease provides the Company with all of its drivers, mechanics and office workers. In 1999, the Company made no payments to PeopLease. In 2000, the Company paid PeopLease $4,764,868 for its leased employees.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 6 - INCOME TAXES

Income tax expense (benefit) consists of:


                                                               December 31,
                                                        2000             1999
                                                        ----             ----
Current:
         Federal                                      $  --            $   --
         State                                           --                --
                                                      ---------        --------    ------
                                                      $  --            $   --
                                                      =========        ========

Deferred:
         Federal                                      $(533,000)       $ 50,000
         State                                           --                --
                                                      ---------        --------
                                                      $(533,000)       $ 50,000
                                                      =========        ========

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rates to income tax provisions is as follows:


                                                    December 31,
                                              2000             1999
                                              ----             ----
Income tax at statutory rates               $ (536,200)       $ 43,900
Add:  Tax effect of
  permanent differences                          3,200           6,100
                                             ---------        --------
Total income tax provision                   $(533,000)       $ 50,000
                                             =========        ========

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                     December 31
                                                         2000
                                                         ----
Deferred tax assets:
  Net operating loss carryforward                    $1,471,959
  Contribution carryover                                  4,235
                                                     ----------
         Total deferred tax assets                   $1,476,194
                                                     ==========

Deferred tax liabilities:
  Property and equipment, principally
  due to differences in depreciation                 $1,475,350
                                                     ----------

         Total deferred tax liabilities              $1,475,350
                                                     ==========

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 6 - INCOME TAXES (continued)

These amounts are presented in the accompanying consolidated balance sheet as follows:

Noncurrent deferred tax assets                       $1,476,194
Noncurrent deferred tax liability                    (1,475,350)
                                                     ----------
Net deferred tax asset                               $      844
                                                     ===========

At December 31, 2000, the Company has net operating loss carryforwards of $4.2 million for income tax purposes that expire in years 2009 through 2020.

NOTE 7 - EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. At December 31, 2000 and 1999, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                              December 31,
                                                        2000             1999
                                                        ----             ----
Income (loss) available to
common stockholders used
in basic EPS and diluted EPS                         $(1,045,402)       $100,697
                                                     ===========        ========

Weighted average number of
common shares used in basic EPS                        2,232,443       2,190,879
                                                       =========       =========

Effect of dilutive securities:
  Stock options and warrants                             175,512         198,889
                                                         =======         =======

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS                              2,407,955       2,389,768
                                                       =========       =========

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 8 - STOCKHOLDERS' EQUITY

On November 26, 1999, the Company authorized a 2 for 1 stock split for stockholders of record at December 10, 1999 and delivered the split shares on December 20, 1999. (See Note 1.)

NOTE 9 - STOCK OPTIONS

The Company has adopted a stock option plan which provides for the granting of options to certain officers, directors and key employees of the Company. Currently, options for 310,000 shares of common stock have been issued under this plan. The option price, number of shares and grant date are determined at the discretion of the Company's board of directors. Grantees vest in the options at the date of the grant. The exercise price of each option that has been granted under the plan equals 100% of the market price of the Company's stock on the date of the grant. Options under this plan vest on the grant date and are exercisable for a period not to exceed 10 years from the option grant date. Options are non-transferable.

A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the years then ended is presented below:


                                  2000                        1999
                                  ----                        ----

                                        Weighted                      Weighted
                                         Average                       Average
                                        Exercise                      Exercise
                              Options    Price         Options          Price
                              -------    -----         -------          -----
Outstanding at beginning
  of year                     310,000   $  .81        310,000        $  .81
Granted                          --                     --
Exercised                        --                     --
Forfeited                        --                     --
                              --------                -------

Outstanding at
  end of year                 310,000   $  .81        310,000        $  .81
                              ========  ======        ========       ======

Exercisable at
  end of year                 310,000                 310,000
                              =======                 =======

Weighted average fair
value of options
granted during the year       $   --                  $  --
                              =======                 =======

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 9 - STOCK OPTIONS (continued)

The following table summarizes information about stock options outstanding at December 31, 2000.


                                 Weighted
    Range           Number       Average    Weighted       Number
     of          Outstanding    Remaining    Average    Exercisable
   Exercise          at        Contractual   Exercise       at
    Prices        12/31/00        Life        Price       12/31/00
    ------        --------        ----        -----       --------
      $.95          210,000        6.42       $.95         210,000
      $.50          100,000        7.75       $.50         100,000

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions may materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. There were no options granted during the years ended December 31, 2000 and 1999; therefore, no pro forma presentations are required.

NOTE 10 - WARRANTS

As part of the July, 1996 securities offering, the underwriter was granted a warrant to purchase 30,870 shares of common stock at a purchase price of $1.25 per share. This warrant was exercised in August, 1999, by executing a 10% cognovit note in the amount of $38,500, of which $26,419 was outstanding at December 31, 2000.

As part of a consulting agreement dated October, 1998, Merchants Financial acquired 80,000 shares of the Company's common stock at a purchase price of $1.38 per share by executing 10% cognovit demand notes totaling $110,000. At December 31, 2000, $27,500 of these cognovit notes were outstanding.

There were no outstanding warrants at December 31, 1999.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 10 - WARRANTS (continued)

As part of the December 2000 acquisition of the freight transport and freight brokerage business of Eagle Transportation Services, Inc. and Eagle Transport, Inc., the Sellers were granted warrants to purchase 100,000 shares of common stock at $2.50 per share and 75,000 shares of common stock at $3.00 per share, exercisable after one year and expiring in 10 years.

A summary of the status of the Company's warrants as of December 31, 2000 and 1999, and changes during the years then ended is presented below:


                                          2000                1999
                                          ----                ----

                                              Weighted             Weighted
                                               Average              Average
                                              Exercise             Exercise
                                     Shares    Price     Shares      Price
                                     ------    -----     ------      -----
Outstanding at
beginning of year                       --               110,870     $1.34

Granted                              175,000    $2.71
Exercised                               --              (110,870)    $1.34
Expired                                 --                 --
                                     -------             -------

Outstanding at
end of year                          175,000    $2.71      --        $ --
                                     =======    =====    =======     =====

Warrants Exercisable
At Year End                            --                  --
                                     =======             =======     ====

NOTE 11 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current presentation.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 12 - RELATED PARTY TRANSACTIONS

Michael J. Post, President and majority stockholder of the Company, is the sole stockholder of Zip Services, Inc., a West Virginia Corporation. At December 31, 1999, the Company had an account receivable due from Zip Services in the amount of $61,356, which was repaid in 2000.

During 2000, the Company collateralized two loans from local banks with 985,408 shares of Gasel's common stock owned by Michael J. Post. Debt associated with these loans at December 31, 2000 was $597,693. Certain loans made by the Company are personally guaranteed by Mr. Post.

NOTE 13 - MAJOR CUSTOMERS

During 2000, the Company had one major customer, sales to which exceeded 10% of the Company's total sales. Sales to this customer totaled $1,573,238 for the year ended December 31, 2000.

During 1999, the Company had one major customer, sales to which exceeded 10% of the Company's total sales. Sales to this customer totaled $1,639,082 for the year ended December 31, 1999.

NOTE 14 - FUEL AVAILABILITY AND COST

The Company is dependent upon the availability of diesel fuel. Increases in the cost of fuel may, in the future, adversely affect the profitability of the Company. There can be no assurance that diesel fuel prices will not increase. There also can be no assurance that the Company will be able to recover any future increase in fuel costs and fuel taxes through increased freight rates.

NOTE 15 - DRIVERS

The Company offers a driver training program through its subsidiary's operations which offers incentives to attract and retain qualified drivers. Although the Company has experienced no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage will not adversely affect the Company in the future.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 16 - CONTINGENCIES

The Company is subject to various other claims, legal proceedings and investigations covering a wide range of matters that may arise in the ordinary course of business. Management believes the resolutions of claims and pending litigation will not have a material effect, individually or in the aggregate, to the financial position, results of operations and cash flows prior to contemplating potential insurance recoveries or accruals.

NOTE 17 - ACQUISITIONS AND COMMITMENTS

Effective January 1, 2001, Gasel acquired the freight transport and freight brokerage business of Eagle Transportation Services, Inc. and Eagle Transport, Inc., together with certain transportation equipment owned by them. Eagle Transportation Services, Inc. and Eagle Transport, Inc. are Ohio corporations with their principal offices located in Plain City, Ohio.

The purchase price of the acquisition was a total of $1,454,725. Of that amount $892,225 was the amount of debt that encumbered the tractors and trailers and which Gasel Transportation Lines, Inc. is to refinance and remove the primary obligor's from liability thereon. While awaiting financing, the Company is required to make the payments on the debt and indemnify the Sellers. On December 27, 2000 the balance of the purchase price ($562,500) was paid by delivering at closing $150,000 in cash, a promissory note payable to the Sellers in the amount of $150,000 and bearing interest at 10% per annum, a warrant to purchase 100,000 common shares of Gasel Transportation Lines, Inc. at an exercise price of $2.50 per share, a warrant to purchase 75,000 common shares of Gasel Transportation Lines, Inc. at an exercise price of $3.00 per share, and a certificate for 175,000 common shares of Gasel Transportation Lines, Inc. valued at $1.50 per share.

The purchase of Eagle's business was accounted for by the purchase method, whereby the underlying assets acquired and liabilities assumed or to be assumed from the purchased corporation are recorded by the Company at their fair value. The excess of the amount paid over the fair value of Eagle's identifiable net assets was $362,500,which has been reflected in the balance sheet as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of fifteen years, and is amortizing the amount recorded using the straight-line method over that period. The supplemental disclosures reported in the cash flow statement present additional information about the assets acquired and liabilities recorded in 2000 as a result of the acquisition of Eagle Transportation Services, Inc. and Eagle Transport, Inc.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 18 - SUBSEQUENT EVENTS

The Company had commitments outstanding to acquire (11) 2001 Volvo tractors for approximately $1 million at December 31, 2000. These purchases were financed by acquiring debt in the amount of $1,074,700 from Volvo Commercial Finance LLC The Americas, Greensboro, North Carolina on January 12, 2001 at a rate of 9.45%. Annual maturities on this debt for the five years are as follows:

                              2001                      $  174,131
                              2002                         207,907
                              2003                         228,427
                              2004                         250,974
                              2005                         213,261
                                                        ----------

                                                        $1,074,700
                                                        ==========

The Company had commitments outstanding to purchase (10) refrigerated trailers for approximately $.5 million at December 31, 2000. These purchases were financed by incurring a capital lease obligation at a net present value of $497,792 from Dayton Leasing LTD LLC, Obetz, Ohio on January 16, 2001. Future minimum annual lease payments are as follows:

                               2001                      $  117,590
                               2002                         128,280
                               2003                         128,280
                               2004                         128,280
                               2005                         128,280
                          Thereafter                         21,380
                                                         ----------
                                                         $  652,090
           Less amount representing
             interest at 11%                                154,298
                                                         ----------
           Present value of net
             minimum lease payments                      $  497,792
                                                         ==========

See Note 17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in Accountants during the past two years, nor have there been any disagreements with the Accountants in their accounting and financial presentations regarding the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Officers and Directors of the Company are as follows:


Name                           Age             Position with Company
----                           ---             ---------------------
Michael J. Post                54       Chief Executive Officer, President
                                        Treasurer and Director

John Jackson                   55       Executive Vice President, Secretary
                                        and General Manager

Sherman E. Crum                33       Assistant Vice President-Administration

Fred E. Malone                 34       Assistant Vice President-Fleet
                                        Maintenance

David R. Pierce                50       Assistant Vice President-Safety

Allan M. Blue                  59       Director and Assistant Secretary

Ronald K. Bishop               48       Director

Ronald E. Flowers              52       President-Eagle Division

Michael J. Post has been in all of such capacities from the formation of the Company in January 1988 to date. He also serves as a board member of Selby General Hospital, Marietta, Ohio.

John Jackson has been involved in such capacities since the formation of the Company in 1988.

Sherman E. Crum has been with the Company in charge of office administration since August 8, 1994. In July, 1999 he was promoted to his current executive position.

Fred E. Malone has been with the Company in charge of the fleet maintenance since July, 1995. In July, 1999, he was promoted to his position as an assistant vice president.

David R. Pierce has been with the Company in various capacities since September 1988, including being in charge of driver safety and compliance. In July, 1999, he was elected to his position as Assistant Vice President of Safety.

Allan M. Blue has been a director since 1995 and Assistant Secretary since 1997. Mr. Blue is a practicing attorney in the Columbus Ohio area where he has been engaged in private law practice since 1971. In addition to practicing law, Mr. Blue is actively engaged in several businesses as owner, officer, and director. These businesses include The Oak Furniture Showroom, Inc., Held Team Partnership, d/b/a Hold More Self Storage, Capitol Stock Transfer Company and Team Investors, Ltd.

Ronald K. Bishop, Director since 1994. Since 1987, he has worked for Bennco Incorporated as General Manager of 3 radio stations, WDMX, WNUS, and WLTP, in Parkersburg, West Virginia; recently he also became General Manager of 2 additional stations, WRVB, and WRZZ. He also serves as a board member of Selby General Hospital, Marietta, Ohio, Ohio Valley Chamber of Commerce, and for the Marietta Community Foundation, Easter Seals and the American Heart Association in the Marietta area.

Ronald E. Flowers, President of Eagle Division, commencing January 1, 2001. Mr. Flowers, together with his wife Cynthia K. Flowers, are the owners of Eagle Transport, Inc. and Eagle Transportation Services, Inc., and as such he was the CEO for the Business Operations that the Company acquired from those companies. In order to maintain continuity in the relationships and as part of the terms of the acquisition, Mr. Flowers has been retained as President of those operations and they have been designated by the Company as the Eagle Division. Mr. Flowers continues to own the warehousing operation where the Eagle Division rents office and terminal space. For the past eleven years, he has been the President of Eagle Transport, Inc. and Eagle Transportation Services, Inc. engaged in the transportation and warehousing business.

The position of director is for a one year term and until a successor is elected.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG TERM COMPENSATION

                           ANNUAL COMPENSATION                                  AWARDS
-------------------------------------------------------------------------------------------------------------------
Name and Principal                Year               Salary            Securities Underlying Options/SAR
Position
-------------------------------------------------------------------------------------------------------------------
Michael J. Post, President        1998              $49,742                        60,000(1)
                                  1999              $63,750
                                  2000              $64,995(2)
-------------------------------------------------------------------------------------------------------------------

(1) Adjusted for two 2 for 1 stock splits.

(2) In addition, the Company provides a 2001 Ford Expedition sport utility vehicle for use by Michael J. Post; because he uses the vehicle primarily for Company business, no value is assigned as compensation for use of the vehicle.

          The Company pays its Directors' a fee of $250.00 for each meeting attended. The Company's Code of Regulations authorizes the Board of Directors to fix Directors' compensation without shareholder approval.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a). The following is a table of all persons known to the Company to be the beneficial owner of more than 5% of the Company's voting securities.


----------------------------------------------------------------------------------------------------------
TITLE OF CLASS               NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF    PERCENT OF CLASS
                             OWNER                             BENEFICIAL OWNER
----------------------------------------------------------------------------------------------------------
Common shares                Michael J. Post                         1,450,544(1)              50.1
                             118 Merryhill Street
                             Marietta, Ohio 43750

Common shares                Ronald E. Flowers and Cynthia            350,000(2)               12.1
                             K. Flowers, husband and wife
                             5703 Southby Ct.
                             Dublin, Ohio 43017
----------------------------------------------------------------------------------------------------------

(1) Includes 4,100 shares held by Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company and options to acquire 186,000.

(2) Includes 175,000 shares held by Eagle Transportation Services, Inc. and options to acquire 175,000 shares held by Eagle Transportation Services, Inc.

(b). The following is a table setting forth for management the beneficial ownership of the voting securities of the Company as of December 31, 2000.


---------------------------- -------------------------- -------------------------- --------------------------
TITLE OF CLASS               NAME AND ADDRESS OF        AMOUNT AND NATURE OF       PERCENT OF CLASS
                             BENEFICIAL OWNER           BENEFICIAL OWNER
---------------------------- -------------------------- -------------------------- --------------------------
Common shares                Michael J. Post                   1,450,544(1)                  50.1
                             118 Merryhill Street
                             Marietta, Ohio 43750
---------------------------- -------------------------- -------------------------- --------------------------
Common shares                Allan M. Blue                      110,448(2)                    3.8
                             1130 Berlin Station Rd.
                             Delaware, Ohio 43015
---------------------------- -------------------------- -------------------------- --------------------------
Common shares                Ronald K. Bishop                    69,272(3)                    2.4
                             305 Ohio Street
                             Marietta, Ohio 45750
---------------------------- -------------------------- -------------------------- --------------------------
Common shares                John Jackson                        45,780                       1.6
                             Route 2, Box 344
                             Belpre, Ohio 45714
---------------------------- -------------------------- -------------------------- --------------------------
Common shares                Ronald E. Flowers                  350,000(4)                   12.1
                             5703 Southby Ct.
                             Dublin, Ohio 43017
---------------------------- -------------------------- -------------------------- --------------------------
Common shares                Directors and officers            2,026,044(6)                  69.9
                             as a group(5)
---------------------------- -------------------------- -------------------------- --------------------------

(1) Includes 4,100 shares held by Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company and options to acquire 186,000.

(2) Includes 26,420 shares held by Joyce M. Blue, wife of Allan M. Blue, and options to acquire 62,000 shares.

(3) Includes options to acquire 62,000 shares.

(4) Includes 175,000 shares held by Eagle Transportation Services, Inc. and options to acquire 175,000 shares held by Eagle Transportation Services, Inc.

(5) Include Ronald Flowers as an officer.

(6) Includes options to acquire 485,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Michael J. Post, Director, CEO, President, Treasurer, and majority shareholder of the Company, is the sole shareholder of Zip Services, Inc., a corporation from which the Company formerly leased its employees and had other business relationships in the past. At year end 1999, Zip Services, Inc. owed the Company $61,356 which was repaid in 2000.

Allan M. Blue, Director, also acts as legal counsel for the Company. Payment for his services is at a rate that he represents is a standard hourly rate for his services to his clients.

The Company leases from ETS Leasing, Ltd. an approximately 3,000 square foot office, including furniture and equipment, in Plain City, Ohio for its Eagle Division. The lease term is five years, with two options to renew for five year terms, with a monthly rental of $3,000 during the initial term. Ronald
E. Flowers and Cynthia K. Flowers are the owner of ETS Leasing, Ltd. The lease terms were negotiated as part of the acquisition of the equipment and transportation business from Eagle Transport, Inc. and Eagle Transportation Services, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Index to Exhibits.

                21.      List of Subsidiary Corporations.
                23.      Independent Accountants Consent Letter

          (b) The Company did not file any reports on Form 8-K during the last quarter of the year 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.
(Registrant)


By /s/ Michael J. Post
  --------------------
(Signature and Title)President, Treasurer, and Director*


Date April 10, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Michael J. Post
   -------------------
(Signature and Title) Michael J. Post, President, Treasurer, and Director



Date April 10, 2001


By /s/ Allan M. Blue
  ------------------
(Signature and Title)Allan M. Blue, Director and Assistant Secretary*


Date April 10, 2001