Form 10QSB
period 2001-03-31
GASEL TRANSPORTATION LINES INC
filed 2001-05-09
CIK 936446

                                                                   OMB APPROVAL

                                                     OMB Number: 3235-0416

                                                     Expires: April 30,2003

                                                     Estimated average burden
                                                     hours per response: 32.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2001


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________________ to _________________


                         Commission file number: 0-30185

   Gasel Transportation Lines, Inc.
--------------------------------------
(Exact name of small business issuer as specified in its charter)

        Ohio                        31-1239328
--------------------------------    -------------------------------------------
(State or other jurisdiction of     (IRS Employer
incorporation or organization)      Identification No.)


  County Road 10, Route 4, Box 181A, Marietta, OH 45750
-------------------------------------------------------------------------------
(Address of principal executive offices)


(740) 373-6479
-------------------------------------------------------------------------------
(Issuer's telephone number)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,412,966 common shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                      INDEX







PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheet at March 31, 2001 (Unaudited)                   1-2

Statements of Consolidated Income for the Three
Months Ended March 31, 2001 and 2000 (Unaudited)                             3

Statements of Consolidated Cash Flows for the Three
Months Ended March 31, 2001 and 2000 (Unaudited)                           4-5

Notes to Consolidated Financial Statements                                   6

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                March 31,
                                                                  2001
                                                               (Unaudited)
                                                               -----------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                      $    37,467
Accounts Receivable-Trade                                        2,155,857
Inventory                                                          194,648
Prepaid Expenses and Other Current Assets                          151,196
                                                               -----------

  Total Current Assets                                           2,539,168

PROPERTY AND EQUIPMENT
Land and Buildings                                               1,041,165
Tractors                                                        11,990,520
Trailers                                                         5,670,890
Shop Equipment                                                     401,270
Office Equipment                                                   209,522
                                                               -----------
                                                                19,313,367
Less Accumulated Depreciation                                    6,009,067
                                                               -----------

  Net Property and Equipment                                    13,304,300

OTHER ASSETS
Goodwill                                                           356,458
Other                                                               54,846
                                                               -----------

  Total Other Assets                                               411,304
                                                               -----------

TOTAL ASSETS                                                   $16,254,772
                                                               ===========


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                  March 31,
                                                                    2001
                                                                 (Unaudited)
                                                                 ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash Overdraft                                                   $    959,778
Notes Payable                                                       1,586,470
Accounts Payable - Trade                                              303,271
Accrued Brokerage and Contract Labor                                  304,968
Current Portion of Long Term Debt                                   3,409,307
                                                                 ------------

  Total Current Liabilities                                         6,563,794

LONG TERM DEBT                                                      8,249,975

DEFERRED INCOME TAXES                                                  22,156
                                                                 ------------

  Total Liabilities                                                14,835,925

STOCKHOLDERS' EQUITY
Common Stock, no par value, 3,000,000
  shares authorized, 2,412,966 issued
  and 2,405,066 outstanding                                         1,539,640
Additional Paid in Capital                                            223,229
Retained Earnings (Deficit)                                          (270,647)
Less: Treasury Stock, at cost,
 7,900 shares                                                         (17,833)
Less: Notes Receivable                                                (55,542)
                                                                 ------------

  Total Stockholders' Equity                                        1,418,847
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,254,772
                                                                 ============

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME

                                                   Three Months Ended
                                                March 31,       March 31,
                                                  2001            2000
                                               (Unaudited)     (Unaudited)
                                               -----------     -----------
REVENUES
Freight 1Income                                 $ 4,948,351     $ 3,165,589
Training School Revenue                            227,208          86,686
                                               -----------     -----------
                                                 5,175,559       3,252,275

Cost of Revenue                                  4,284,937       2,818,816
                                               -----------     -----------
Gross Profit                                       890,622         433,459

OPERATING EXPENSES
Garage Expenses                                     72,973          77,379
General and Administrative Expenses                534,151         443,502
                                               -----------     -----------
                                                   607,124         520,881

Operating Income (Loss)                            283,498         (87,422)

OTHER INCOME (EXPENSE)
Interest Income                                         72             200
Other Income                                        58,437             781
Interest Expense                                  (272,952)       (200,775)
                                               -----------     -----------

                                                  (214,443)       (199,794)

Income (Loss) Before
  Tax Provision                                     69,055        (287,216)

Provision for Income Taxes                          23,000         (94,000)
                                               -----------     -----------

Net Income (Loss)                              $    46,055     $  (193,216)
                                               ===========     ===========

Basic Earnings Per Share                       $      .019     $     (.087)
                                               ===========     ===========

Diluted Earnings Per Share                     $      .019     $     (.081)
                                               ===========     ===========

Weighted Average Common Shares Outstanding:

Basic                                            2,405,066       2,230,066
                                               ===========     ===========

Diluted                                          2,456,079       2,373,399
                                               ===========     ===========

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                               Three Months Ended
                                             March 31,      March 31,
                                                2001          2000
                                            (Unaudited)    (Unaudited)
                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                             $ 46,055     $(193,216)
Adjustments to reconcile net income to
cash provided by operating activities:
  Deferred Taxes                                23,000       (94,000)
  Depreciation and Amortization                549,231       411,828
  (Increase) Decrease in:
    Accounts Receivable-Trade                 (675,217)     (154,252)
    Inventory                                  (24,886)       (1,207)
    Prepaid Expenses and Other Assets           24,547        33,468
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses      188,741       219,028
                                             ---------     ---------
      Net Cash Provided
      by Operating Activities                  131,471       221,649

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment           (135,185)      (21,607)
                                             ---------     ---------
    Net Cash Used
    by Investing Activities                   (135,185)      (21,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Cash Overdraft                     216,907          --
Line of Credit(Net)                            244,177       134,725
Proceeds from Long Term Borrowing               80,789          --
Proceeds from Capital Lease Obligations        142,136          --
Decrease in Additional Paid in Capital            --          (3,785)
Repayment of Notes Receivable                    9,377          --
Principal Payments on Long
  Term Borrowing                              (587,412)     (324,471)
Principal Payments Under
  Capital Lease Agreements                     (72,529)      (19,273)
                                             ---------     ---------
    Net Cash Provided (Used)
    by Financing Activities                     33,445      (212,804)
                                             ---------     ---------

Net Increase (Decrease)in Cash                  29,731       (12,762)



          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (continued)

                                                         Three Months Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Cash & Cash Equivalents-
Beginning of Period                                       7,736        20,612
                                                     ----------    ----------

Cash & Cash Equivalents-
End of Period                                        $   37,467    $    7,850
                                                     ==========    ==========



Supplemental Disclosures:

  Interest Paid                                      $  232,696    $  220,775
                                                     ==========    ==========

  Non-Cash Investing
  and Financing Activities

    Purchases of Property and
    Equipment with Proceeds
    of Notes Payable                                 $1,192,530    $2,353,245
                                                     ==========    ==========

    Payoff Various Notes
    With Proceeds from
    New Financing                                    $  454,455    $  611,550
                                                     ==========    ==========


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                               AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company's core of shippers, fuel prices, driver costs, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this discussion.

The interim financial information for the quarters ended March 31, 2001, and March 31, 2000, are unaudited. The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results of the interim periods are not necessarily indicative of the results for the entire year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001.

Freight revenues for the three months ended March 31, 2001, were $4,948,351, an increase of $1,782,762 (56.3%) from the first quarter of 2000. Training school revenues for the first quarter of 2001 were $227,208, an increase of $140,522 (162.1%) from the same period in 2000. The increase in freight revenues was primarily attributable to the acquisition of Eagle Transportation Services, Inc., which provided both increased use of Company equipment and freight brokerage revenues, and in part from the fact that the

Company acquired 10 additional tractors from Eagle Transport, Inc. and contracted with 8 owner/operators in the same transaction. Training school revenue increases were due to increased tuition costs to the students and an increase in the number of schools and student enrollment. Further, the Company increased its rates, with a few exceptions, by approximately 10% effective January 10, 2001.

Equipment operating expenses increased in the first quarter of 2001 to $4,284,937 from $2,818,816 for the same quarter of 2000. This was an increase of $1,466,121 (52.0%) from the prior year. The increase in expenses was primarily due to the increase in the amount of equipment being operated and equipment insurance premiums which increased approximately 15% at policy renewal in October, 2000. Interest expense was also up over the same period last year as a result of an increase in general interest rates nationwide that drove up the Company's loans with variable interest rates. Also, interest expense increased with the increase in the Company's short term borrowings and equipment debt rewrites at higher rates.

Operating expenses increased $86,243 (16.6%) to $607,124 for the first quarter of 2001 compared to $520,881 for the like period of 2000. The increases in operating costs were primarily due to the additional overhead from the Eagle Transportation Services, Inc. acquisition that included the hiring of some of their administrative and sales personnel.

Operating income for the first quarter of 2001 was $283,498 compared to ($87,422) for the first quarter of 2000, an increase of $370,920 (424.3%). The percentage of operating income to total revenues went up to 5.5% in the quarter ended March 31, 2001, compared to a minus 2.7% for the same period in 2000. Contributing factors were many, but primarily the increased revenues per unit, decreased fuel prices, and cost containment measures instituted since the prior year were responsible for the improvement in operating efficiency.

The results were that the Company had a net profit after provision for income taxes for the first quarter of 2001 of $46,055 compared to a net loss of ($193,216) for the first quarter of 2000, which is an increase of $239,271 (123.8%) from the prior year. This was the first quarter that showed net profits since the second quarter of last year.

CAPITAL AND LIQUIDITY

The deficit earnings for the year 2000 resulted in the Company being in a severe need of working capital at the beginning of the year 2001. Cash at the end of the year was $7,736, but there was also an overdraft of $742,871.

Measures taken by the Company to solve this problem have been slow to be completed, although the Company did receive additional cash from some long term borrowing and from the refinancing of equipment. However, cash flow from operating activities were not sufficient to cover the needs for principal payments on the long term debt and capital lease obligations of the Company. Thus, cash at the end of the first quarter was only $37,467 and the overdraft had increased to $959,778.

The Company is still working on its plans to raise additional cash from loans on its real estate and equipment and from arrangements to defer principal payments on its secured equipment loans. The Company also hopes that its net profits for the first quarter of 2001, which met Company projections, are indicative of planned profits for the entire year, which would provide the additional working capital to offset its cash deficit.

Because the Company was operating at a loss starting in late 1999, during the second quarter of 2000 it initiated an aggressive profit improvement program. The proposed operating improvements were primarily aimed at offsetting the rising fuel costs, reducing mileage without freight (deadhead miles), increasing equipment productivity, and generally reducing major operating costs. While this did not produce the desired results for 2000, they were necessary steps in positioning the Company to operating more efficiently so that it could operate profitably in the future.

Some of the corrective actions in progress to improve earnings during the first quarter of 2001 included:

     (1) Increasing freight rates across the board by approximately 10%. These increases were implemented effective January 10, 2001. The Company did not see any fall off in freight activity resulting from this increase, probably because it had not raised its rates in over six years. Additionally, these increases were in line with the industry as other carriers increased rates as fuel, driver, and insurance costs continued to rise.

     (2) Continuing to improve the fuel costs reduction program. The Company believes it can further improve its fuel costs by stepping up its equipment-monitoring program and implementing fuel performance incentives to the drivers. The Company's trucks are equipped with an electronic monitoring device that is being utilized to cut down fuel consumption. Fuel cost per mile decreased each month during the first quarter, although higher fuel prices are expected to increase these costs throughout the rest of the year.

     (3) Installing a wireless equipment dispatch communications system. At year end approximately fifty percent of the fleet was equipped with mobile communications gear ("Terion") providing satellite tracking of the equipment and real time digital communications between dispatch and driver for better load management, coordination with shippers, and improved equipment productivity. The balance of the units were installed by mid-January 2001, so the entire fleet is now equipped with this system. Specific cost decreases are expected to occur in phone costs and deadhead and out-of-route mileage as the system is learned and implemented.

     (4) Adding 34 new and late model refrigerated trailers in late December 2000. This equipment addition helped the Company to haul more temperature controlled freight at higher rates and improved its efficiency by eliminating costly freight transfers.

     (5) Developing a plan for the Company's Florida traffic lane. An analysis of the Florida traffic lane, where the Company had a major driver base and equipment maintenance facility, was completed in December 2000. The analysis revealed it was operating at a large deficit. While there were improvements during the first quarter of 2001 because of dedicating a significant number of Florida based tractors and drivers to a couple of national account, the Company was still operating at a deficit from this terminal and has determined that it can better utilize its resources by reallocating them to profitable operating locales. Further, the dedicated business is seasonal and is expected to end in the middle of the second quarter of the year.

     (6) Developing a plan for the Paulsboro, New Jersey terminal. The Company has determined that the cost of this terminal does not justify its operating losses and is taking steps to reallocate the equipment and resources devoted to this site.

The results for the first quarter of 2001 indicate that these changes are beginning to have a positive effect on the results of operations, and the Company is hopeful they will continue throughout the year and in the future.

The Company is continuing to aggressively pursue complimentary traffic lanes and expand its customer base through its Eagle Division, which it acquired at the beginning of the year 2001. The Eagle Division has helped to increase the utilization of Company equipment at higher rates during the first quarter of 2001, and these increases are expected to continue throughout 2001 as the operations of the two companies continues to meld together. The profit improvements the Company expected from Eagle Transportation's higher rates were instrumental in raising the rates overall for the Company for the first quarter of 2001.

Although the Eagle acquisition replaced a large portion of the lower margin brokered freight the Company hauled previously, the Company plans to continue to obtain better outbound freight rates from the Northeast and Florida or curtail its activities into these areas, including possibly closing down the terminals its operates in those locales.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the first quarter ended March 31, 2001, the Registrant settled a legal action commenced against it last year by an individual claiming injuries from being struck by one of the Registrant's tractor-trailers. The action was settled within insurance policy limits and it had no effect on the Registrant's financial statements.

ITEM 2. CHANGES IN SECURITIES.

Effective as of January 1, 2001, the Registrant issued 175,000 common shares, without par value, to Eagle Transportation Services, Inc. in connection with the acquisition of its freight transportation and brokerage business. The Registrant received tangible and intangible assets with a value of $275,000 in excess of the amount of debt encumbering the tangible assets, which debt was assumed by the Registrant. Further, the Registrant issued to Eagle Transportation Services, Inc. in connection with the same transaction warrants to purchase 100,000 common shares, without par value, at an exercise price of $2.50 per share, and warrants to purchase 75,000 shares, without par value, at an exercise price of $3.00 per share; the warrants are not exercisable until 2002 and expire at the end of 2010. No value was received or ascribed to the granting of the warrants. The issuance of these securities was not made in a registered transaction in reliance upon the exemption from registration provided by Section 4(2) of The Securities Act of 1933, as amended, for non-public offerings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

         Exhibit No.

         (10) Purchase and Sale Agreement between Registrant and Eagle Transportation Services, Inc. and Eagle Transport, Inc.

(B) Reports on Form 8-K

         During the quarter ended March 31, 2001, the Registrant filed a current report on Form 8-K on January 11, 2001, reporting the acquisition of certain assets, including the transportation equipment and transportation and freight brokerage business of Eagle Transport, Inc. and Eagle Transportation Services, Inc., respectively. No financial statements were filed with this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gasel Transportation Lines, Inc.
                                          -------------------------------------
                                          (Registrant)

Date May 9, 2001                          /s/ Michael J. Post
     -----------                          -------------------------------------
                                          (Signature)Michael J. Post, President

Date
     ----------------------------------   -------------------------------------
                                          (Signature)*