Form 10QSB
period 2001-06-30
GASEL TRANSPORTATION LINES INC
filed 2001-08-14
CIK 936446

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0416
Washington, D.C. 20549	Expires: April 30, 2003
Estimated average burden hours per response: 32.00
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number: 0-30185

Gasel Transportation Lines, Inc.
(Exact name of small business issuer as specified in its charter)

Ohio	31-1239328

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

County Road 10, Route 4, Box 181A, Marietta, OH	45750

(Address of principal executive offices)	(zip code)

(740) 373-6479

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practicable date:          2,412,966 common shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

Consolidated Balance Sheet at June 30, 2001 (Unaudited)

Statements of Consolidated Income (Loss) for the Three Months Ended June 30, 2001 and 2000 (Unaudited) and for the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Consolidated Cash Flows for the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEET

June 30, 2001
(Unaudited)

ASSETS

Current Assets
Cash and Cash Equivalents	$34,193
Accounts Receivable-Trade	2,472,975
Inventory	185,387
Prepaid Expenses and Other Current Assets	229,360

Total Current Assets	2,921,915

Property and Equipment
Land and Buildings	1,051,842
Tractors	12,042,520
Trailers	5,676,000
Shop Equipment	405,285
Office Equipment	217,400

19,393,047
Less Accumulated Depreciation	6,627,908

Net Property and Equipment	12,765,139

Other Assets
Goodwill	350,417
Other	52,580

Total Other Assets	402,997

TOTAL ASSETS	$16,090,051

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEET

June 30, 2001
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash Overdraft	$79,963
Notes Payable	1,644,591
Accounts Payable-Trade	661,201
Accrued Contract Labor, Interest and Other Expenses	213,425
Current Portion of Long Term Debt	3,603,245

Total Current Liabilities	6,202,425

Long Term Debt	8,373,824

Deferred Income Taxes	47,156

Total Liabilities	14,623,405

Stockholders' Equity
Common Stock, no par value, 3,000,000 shares authorized, 2,412,966 issued and 2,405,066 outstanding	1,539,640
Additional Paid in Capital	223,229
Retained Earnings (Deficit)	(222,848)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Less: Notes Receivable	(55,542)

Total Stockholders' Equity	1,466,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,090,051

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Freight Income	$4,989,226	$3,230,950	$9,937,577	$6,396,539
Training School Revenue	223,581	90,071	450,789	176,757

	5,212,807	3,321,021	10,388,366	6,573,296

Cost of Revenue	4,222,765	2,773,200	8,507,702	5,592,016

Gross Profit	990,042	547,821	1,880,664	981,280

Operating Expenses
Garage Expenses	74,643	70,220	147,616	147,599

General and Administrative Expenses	530,220	269,604	1,064,371	713,106

	604,863	339,824	1,211,987	860,705

Operating Income	385,179	207,997	668,677	120,575

Other Income (Expense)
Interest Income	1,517	8,696	1,589	8,896
Other Income	20,529	18,772	78,966	19,553
Interest Expense	(334,426)	(220,578)	(607,378)	(421,353)

	(312,380)	(193,110)	(526,823)	(392,904)

Income (Loss) Before Tax Provision	72,799	14,887	141,854	(272,329)

Provision for Income Taxes	25,000	5,000	48,000	(89,000)

Net Income (Loss)	$47,799	$9,887	$93,854	$(183,329)

Basic Earnings Per Share	$.020	$.004	$.039	$(.082)

Diluted Earnings Per Share	$.019	$.004	$.038	$(.077)

Weighted Average Common Shares Outstanding:
Basic	2,405,066	2,230,066	2,405,066	2,230,066

Diluted	2,465,066	2,373,399	2,465,066	2,373,399

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income (Loss)	$93,854	$(183,329)
Adjustments to reconcile net income to cash provided by operating activities:
Deferred Taxes	48,000	(89,000)
Depreciation and Amortization	1,174,114	880,748
(Increase) Decrease in:
Accounts Receivable-Trade	(992,335)	(194,776)
Inventory	(15,625)	2,338

Prepaid Expenses and Other Assets	(51,351)	(122,839)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses	455,128	87,722

Net Cash Provided by Operating Activities	711,785	380,864

Cash Flows From Investing Activities
Purchases of Property and Equipment	(162,866)	(42,489)
Repayment of Accounts Receivable- Affiliate	–	61,356

Proceeds from Sale of Equipment	–	–
Purchase of Securities	–	–

Net Cash Provided (Used) by Investing Activities	(162,866)	18,867

Cash Flows From Financing Activities
Increase (Decrease) in Cash Overdraft	(662,908)	–
Line of Credit (Net)	362,298	334,616
Proceeds from Long Term Borrowing	655,789	–
Proceeds from Capital Lease Agreements	142,136	–
Repayment of Notes Receivable	9,377	–
Payment for Stock Issuance Costs	–	(3,785)
Principal Payments on Long Term Borrowing	(839,375)	(663,748)
Principal Payments Under Capital Lease Agreements	(189,779)	(79,156)

Net Cash Provided (Used) by Financing Activities	(522,462)	(412,073)

Net Increase (Decrease)in Cash	26,457	(12,342)

Cash & Cash Equivalents-Beginning of Period	7,736	20,612

Cash & Cash Equivalents-End of Period	$34,193	$8,270

Supplemental Disclosures:

Interest Paid	$512,817	$421,353

Non-Cash Investing and Financing Activities

Purchases of Property and Equipment with Proceeds of Notes Payable	$1,244,530	$2,353,245

Payoff Various Notes With Proceeds from New Financing	$2,565,632	$849,234

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-SB for the year ended December 31, 2000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in the forward-looking statements.  These factors include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company’s core of shippers, fuel prices, driver costs, the ability to have enough drivers to utilize the Company equipment, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors.

The interim financial information for the quarters and six months periods ended June 30, 2001, and June 30, 2000, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended June 30, 2001.

Freight revenues for the three months ended June 30, 2001, were $4,989,226, an increase of $1,758,276 (54.4%) from the $3,230,950 in revenues for the second quarter of 2000.  The increase in freight revenues was basically attributable to the Company having acquired Eagle Transportation Services, Inc. (“Eagle”) effective January 2001, which included the purchase of 10 tractors, and its brokerage and logistics business, including 8 owner-operators who formerly worked for Eagle.  Revenues increased from all of these sources, plus better utilization of Company owned equipment on business generated from the Eagle customer base.

Training school revenues for the second quarter of 2001 were $223,581, a 148.2% increase from the second quarter 2000 revenues of $90,071.  Training school revenue increases were due to having opened a school in Lima, Ohio since the same period last year, increased tuition costs to the students and an overall increase in the number of students.

Equipment operating expenses increased in the second quarter of 2001 to $4,222,765 from $2,773, 200 for the second quarter of 2000.  This was an increase of $1,449,565 (52.3%) from the prior year.  The increase in expenses was primarily due to the increase in the amount of equipment being operated and the added costs associated with operating the former Eagle operations as a division of the Company.  Operating expenses were also up, going to $604,863 for the second quarter of 2001 compared to $339,824 for the like period of 2000, which is an increase of $265,039 (80.0%).

Operating income for the second quarter of 2001 was $385,179, an increase of $177,182 (85.2%) from the $207,997 for the second quarter of 2000.  Operating income as a percentage of total revenues went up from 6.3% in the quarterly period ended  June 30, 2000, to 7.4% for the same period in 2001.  Contributing factors to the improvement were primarily the reduced cost of diesel fuel resulting from various cost control measures and increased revenues per tractor and profits from brokered freight, which were partially offset by increased general and administrative costs on both an absolute basis and as a percentage of total revenue.

The net results were that the Company had net income after provision for income taxes for the second quarter of 2001 of $47,799 compared to $9,887 for the second quarter of 2000, which is an increase of $37,912 (383.5%) from the prior year.

Six months Ended June 30, 2001.

Freight revenues for the six months ended June 30, 2001, increased $3,541,038 (55.4%) to $9,937,577 from $6,396,539 at the end of the six months period ending June 30, 2000.  Training school revenues for the six months ended June 30, 2001, increased $274,032 to $450,789 (155.0%) from $176,757 for the six months period ended June 30, 2000.  The increase in freight revenues was, as stated for the quarterly results, basically attributable to the Eagle acquisition and the attendant increases in operating equipment, brokerage revenues from Eagle’s brokerage operation, and increased revenues per mile resulting from better rates obtained from Eagle’s customer base and increased revenues from the contract customer base of  Company prior to the Eagle acquisition resulting from an across-the-board increase in freight rates that was instituted in January 2001.

Training school revenue increases were due to the additional school, increased tuition costs and increased numbers of students.

Equipment operating expenses increased in the six months period ended June 30, 2001, by $2,915,686 (52.1%) to $ 8,507,702 from $5,592,016 for the same period in 2000.  The increase in expenses was basically proportional to the increase in revenues, which as stated for the 2nd quarter results, was primarily due to the increase in the amount of equipment being operated, and increased operations with the attendant expenses associated therewith.  Operating expenses increased $351,282 (40.8%) to $1,211,987 for the six months ended June 30, 2001, compared to $860,705 for the same period of 2000.  The increase was entirely attributable to the increases in the  general and administrative costs, most of  which is attributable to the operation of the Eagle division.

Operating income for the six months ended June 30, 2001, was $668,677, an increase of $548,102 (454.6%) from $102,575 for the same period in 2000.  Operating income as a percentage of total revenues went up from 1.8% for the six months ending June 30, 2000, to 6.4% for the same period in 2001.  The factors for the increase for this period were basically the same as for the quarterly period, being increased fuel efficiency, increased revenues per mile, and higher profit margins from brokering freight, reduced in part by the increased general and administrative costs.

The net results were that the Company had a net profit after provision for income taxes for the six months period ended June 30, 2001, of  $93,854 compared to a net loss of  ($183,329) for the same period of 2000, which is an increase of $277,183 from the prior year.

Capital and Liquidity.

The significant turnaround in operations from the year end 2000, when the Company had a net loss after provision for income taxes of $1,045,402,  to the six months ended June 30, 2001, when the Company had income of  $93,854, has helped in many ways to reduce the capital deficit from year end.  The earnings helped to increase cash flow from operations from the prior year, and the turnaround  helped the Company to refinance some equipment and to obtain new bank financing.  Cash at the end of the six months period ending June 30, 2001, was $34,193, compared to $8,270 for 2000.  More significantly, the cash overdraft was reduced by $662, 908 to $79,963.

However, the Company is still in need of capital to build its working capital so that it can pay its bills timely and can operate without dealing with constant cash flow problems.

The Company continues to work with its long term lenders to reach solutions to its capital needs.  It has also sought ways of generating equity capital, although it has not settled on a solution.  Internally, the Company needs to continue to operate at a profit, and to continue to improve its operating efficiencies.

Some recent steps to improve these efficiencies has been to close the Florida owned terminal and the Paulsboro, New Jersey rented terminal.  Both of these were cash drains, and their closings should substantially stop the cash costs associated with their operations.  Additionally, the equipment that was formerly domiciled in Florida has been moved to Ohio, where it should be able to operate more profitably.  Changes in operations and dispatching are hoped to be able to increase revenues per mile, and the Company is constantly looking for ways to improve operating efficiencies.  While policies instituted last year to increase the average revenue miles per tractor and to decrease the amount of deadhead miles (miles traveled without carrying freight) have helped to increase profits, there is still room for further improvement. Reduced fuel prices have also helped the Company to operate profitably.  The Company is hopeful that fuel prices will continue to get lower, or at least remain constant, so that it can continue its profitable operations.

The transportation industry is still feeling the pains of  the economic slowdown in the United States for the past year, and many companies have gone out of business during that time.  This has resulted in an excess of used equipment that has reduced the market value of the Company equipment, which makes it more difficult to refinance it.  However, the Company is still hopeful of being able to reach new arrangements with its long term equipment lenders to help alleviate the monthly cash flow drain to them.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(B) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ending June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc
(Registrant)
Date August 14, 2001	/s/ Michael J. Post

(Signature)*Michael J. Post, President
Date

(Signature)*