Form 10QSB
period 2001-09-30
GASEL TRANSPORTATION LINES INC
filed 2001-11-08
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX

Consolidated Balance Sheet at September 30, 2001 (Unaudited)

Statements of Consolidated Income (Loss) for the Three Months Ended September 30, 2001 and 2000 (Unaudited) and for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Statements of Consolidated Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Notes to Consolidated Financial Statements

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

Sept 30, 2001
(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$20,432
Accounts Receivable-Trade	2,271,998
Inventory	181,337
Prepaid Expenses and Other Current Assets	231,015

Total Current Assets	2,704,782

Property and Equipment
Land and Buildings	1,051,842
Tractors	12,084,820
Trailers	5,711,290
Shop Equipment	405,285
Office Equipment	217,400
19,470,637
Less Accumulated Depreciation	7,225,277

Net Property and Equipment	12,245,360

Deferred Income Taxes	844

Other Assets
Goodwill	344,375
Other	75,003

Total Other Assets	419,378

TOTAL ASSETS	$15,370,364

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

Sept 30, 2001

(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash Overdraft	$219,054
Notes Payable	1,583,480
Accounts Payable-Trade	508,685
Accrued Contract Labor, Interest and Other Expenses	382,917
Current Portion of Long Term Debt	3,351,242

Total Current Liabilities	6,045,378

Long Term Debt	8,227,811

Total Liabilities	14,273,189

Stockholders' Equity
Common Stock, no par value, 3,000,000 shares authorized, 2,412,966 issued and 2,405,066 outstanding	1,539,640
Additional Paid in Capital	223,229
Retained Earnings (Deficit)	(592,319)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Less: Notes Receivable	(55,542)

Total Stockholders' Equity	1,097,175

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,370,364

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues

Freight Income	$3,922,529	$3,083,723	$13,860,106	$9,480,262
Training School Revenue	244,986	141,651	695,775	318,408
	4,167,515	3,225,374	14,555,881	9,798,670

Cost of Revenue	3,695,769	3,057,649	12,203,471	8,649,665

Gross Profit	471,746	167,725	2,352,410	1,149,005

Operating Expenses

Garage Expenses	75,818	67,646	223,434	215,245
General and Administrative Expenses	511,838	362,597	1,576,209	1,075,703
	587,656	430,243	1,799,643	1,290,948

Operating Income (Loss)	(115,910)	(262,518)	552,767	(141,943)

Other Income (Expense)
Interest Income	833	419	2,422	9,315
Other Income	19,438	4,685	98,404	24,238
Interest Expense	(321,832)	(223,161)	(929,210)	(644,514)
	(301,561)	(218,057)	(828,384)	(610,961)
Income (Loss) Before Tax Provision	(417,471)	(480,575)	(275,617)	(752,904)

Provision for Income Taxes	(48,000)	(149,000)	--	(238,000)

Net Income (Loss)	$(369,471)	$(331,575)	$(275,617)	$(514,904)

Basic Earnings Per Share	$(.154)	$(.149)	$(.115)	$(.231)

Diluted Earnings Per Share	$(.000)	$(.136)	$(.000)	$(.214)

Weighted Average Common Shares Outstanding:
Basic	2,405,066	2,230,066	2,405,066	2,230,066
Diluted	0,000,000	2,440,066	0,000,000	2,402,703

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	Sept 30,	Sept 30,
	2001	2000
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities

Net Income (Loss)	$(275,617)	$(514,904)
Adjustments to reconcile net income to cash provided by operating activities:
Deferred Taxes	--	(238,000)
Depreciation and Amortization	1,777,525	1,357,536
(Increase) Decrease in:
Accounts Receivable-Trade	(791,358)	(204,708)
Inventory	(11,575)	2,062
Prepaid Expenses and Other Assets	(75,429)	(24,462)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	472,104	490,537
Net Cash Provided by Operating Activities	1,095,650	868,061

Cash Flows From Investing Activities

Purchases of Property and Equipment	(240,456)	(120,755)
Repayment of Accounts Receivable- Affiliate	--	61,356
Net Cash Provided (Used) by Investing Activities	(240,456)	(59,399)

Cash Flows From Financing Activities
Increase (Decrease) in Cash Overdraft	(523,817)	--
Line of Credit (Net)	301,187	493,931
Proceeds from Long Term Borrowing	655,789	--
Repayment of Notes Receivable	9,377	--
Proceeds from Capital Lease Agreements	142,136	--
Payment for Stock Issuance Costs	--	(3,785)
Principal Payments on Long Term Borrowing	(1,126,701)	(1,203,475)
Principal Payments Under Capital Lease Agreements	(300,469)	(115,945)
Net Cash Provided (Used) by Financing Activities	(842,498)	(829,274)

Net Increase (Decrease)in Cash	12,696	(20,612)

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(continued)

	Nine Months Ended
	Sept 30,	Sept 30,
	2001	2000
	(Unaudited)	(Unaudited)

Net Increase (Decrease)in Cash	$12,696	$(20,612)

Cash & Cash Equivalents-Beginning of Period	7,736	20,612

Cash & Cash Equivalents-End of Period	$20,432	$0

Supplemental Disclosures:

Interest Paid	$794,783	$644,514

Non-Cash Investing and Financing Activities

Purchases of Property and Equipment with Proceeds of Notes Payable	$1,244,530	$2,353,245

Payoff Various Notes With Proceeds from New Financing	$4,224,110	$894,234

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-SB for the year ended December 31, 2000.

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

The interim financial information for the quarters and nine months periods ended September 30, 2001, and September 30, 2000, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended September 30, 2001.

Freight revenues for the three months ended September 30, 2001, were $3,922,529, an increase of $838,806 (27.2%) from the $3,083,723 in revenues for the third quarter of 2000, but a decrease from the $4,989,226 in revenues for the prior quarter.  The increase in freight revenues from the prior year was basically attributable to the Company having acquired Eagle Transportation Services, Inc. ("Eagle") effective January 2001, which included the purchase of 10 tractors, and its brokerage and logistics business, including 8 owner-operators who formerly worked for Eagle.  Revenues increased from all of these sources, plus better utilization of Company owned equipment on business generated from the Eagle customer base.

Training school revenues for the third quarter of 2001 were $244,986, a 73.0% increase from the third quarter 2000 revenues of $141,651.   Training school revenue increases were due to having opened a school in Lima, Ohio since the same period last year, increased tuition costs to the students and an overall increase in the number of students.

Equipment operating expenses increased in the third quarter of 2001 to $3,695,769 from $3,057,649 for the third quarter of 2000 but less than the $4,222,765 for the prior quarter, which is expected since these expenses are a function of the amount of revenues and the equipment required to generate them and revenues were down from the prior quarter.  However, this amount was an increase of $638,120 (20.9%) from the prior year.  The increase in expenses was primarily due to the increase in the amount of equipment being operated and the added costs associated with operating the former Eagle operations as a division of the Company.  Operating expenses were also up, going to $587,656 for the third quarter of 2001 compared to $430,243 for the like period of 2000, which is an increase of $157,413 (36.6%).

Operating income for the third quarter of 2001 was a loss of ($115,910), an improvement of $146,608 from the loss of ($262,518) for the same period of 2000, but a significant decrease from the operating income of $385,179 for the prior quarter.  Operating income as a percentage of total revenues went down from a negative 8.5% in the quarterly period ended September 30, 2000, to a negative 3.0% for the same period in 2001.  Contributing factors to the improvement were primarily the reduced cost of diesel fuel resulting from various cost control measures and increased revenues per tractor, which were partially offset by increased general and administrative costs on both an absolute basis and as a percentage of total revenue.

The net results were that the Company had a net loss after provision for income taxes for the third quarter of 2001 of ($369,471) compared to a net loss of ($331,575) for the third quarter of 2000, which is an increase of $37,896 (11.4%) from the prior year.  This net loss for the quarter is in contrast to the $47,799 of net income for the prior quarter of 2001.

The results for the three month period ending September 30, 2001, were primarily due to a decrease in the rates from the Company’s lead customer and a significant decline in the Marietta, Ohio outbound freight volume.  An additional contributing factor to the loss was the shutdown of the freight brokerage business and the loss of its attendant higher profit margins; the shutdown was the result of the Company’s continuing cash flow problems and the consequential inability to pay for the brokerage operation in a timely manner.

Nine months Ended September 30, 2001.

Freight revenues for the nine months ended September 30, 2001, increased $4,379,844 (46.2%) to $13,860,106 from $9,480,262 at the end of the nine months period ending September 30, 2000.  Training school revenues for the nine months ended September 30, 2001, increased $377,367 to $695,775 (118.6%) from $318,408 for the nine months period ended September 30, 2000.  The increase in freight revenues was, as stated for the quarterly results, basically attributable to the Eagle acquisition and the attendant increases in operating equipment, brokerage revenues from Eagle’s brokerage operation, and increased revenues per mile resulting from better rates obtained from Eagle’s customer base and increased revenues from the contract customer base of Company prior to the Eagle acquisition resulting from an across-the-board increase in freight rates that was instituted in January 2001.

Training school revenue increases were due to the additional school, increased tuition costs and increased numbers of students.

Equipment operating expenses increased in the nine months period ended September 30, 2001, by $3,553,806 (41.1%) to $ 12,203,471 from $8,649,665 for the same period in 2000.  The increase in expenses was basically proportional to the increase in revenues, which as stated for the 3rd quarter results, was primarily due to the increase in the amount of equipment being operated, and increased operations with the attendant expenses associated therewith.  Operating expenses increased $508,695 (39.4%) to $1,799,643 for the nine months ended September 30, 2001, compared to $1,290,948 for the same period of 2000.  The increase was almost entirely attributable to the increases in the general and administrative costs, most of which is due to adding the operation of the Eagle division in 2001.

Operating income for the nine months ended September 30, 2001, was $552,767, an increase of $694,710 (489.4%) from a loss of ($141,943) for the same period in 2000.  Operating income as a percentage of total revenues went up from a negative (1.4%) for the nine months ending September 30, 2000, to 3.8% for the same period in 2001.  The factors for the increase for this period were basically increased fuel efficiency, increased revenues per mile, and higher profit margins from brokering freight, reduced in part by the increased general and administrative costs.

The net results were that the Company had a net loss after provision for income taxes for the nine months period ended September 30, 2001, of ($275,617) compared to a net loss of ($514,904) for the same period of 2000, which is a decrease of $239,287 from the prior year’s loss.

Capital and Liquidity.

Although improved from the end of last year, the Company continues to carry a negative working capital position.

In its efforts to offset the deficit working capital position resulting from last year's losses, the Company obtained working capital from new borrowings, negotiated a decrease in its monthly equipment payments to its major equipment lenders and instituted measures to operate more profitably.

The Company posted positive earnings through the 2nd quarter of 2001 and earnings continue to be significantly better than last year.  However, profits slipped into a negative position year-to-date after posting a loss for the third quarter this year-which was the first quarter this year without a profit.

Largely, the declining financial performance during the third quarter of 2001 was a result of weak freight demand, rate cuts from a major customer, and rising industry costs following the nation's further slide into an economic decline, exacerbated by the events of September 11, 2001.

Corrective actions including increasing rates, improving equipment productivity, and decreasing General & Administrative expenses continue, with the expectation to improve the Company's cash flow from these actions and from earnings in the fourth quarter of this year.

The Company continues efforts to seek permanent working capital in the form of equity to recapitalize its existing operations and fund future growth plans.  Recently, the Company engaged the services of an investment banking firm experienced in transportation transactions to assist in this effort.  Further, the Company continues its efforts to seek means of providing permanent working capital, including private placement of securities to investors, seeking additional acquisitions or growth strategies, and considering other strategic alternatives.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(B) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ending September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc
(Registrant)
Date November 8, 2001	/s/ Michael J. Post

(Signature)*Michael J. Post, President
Date

(Signature)*