Form 10KSB
period 2001-12-31
GASEL TRANSPORTATION LINES INC
filed 2002-04-15
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 0-30185

Gasel Transportation Lines, Inc.

(Name of small business issuer in its charter)

Ohio	31-1239328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

County Road 10, Route 4, Box 181A, Marietta, OH	45750
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (740) 373 - 6479

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common shares, no par value

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $18,380,156.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2002, was $540,912 (based upon $0.65 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-Over The Counter Bulletin Board.  In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

On March 27, 2002, Gasel Transportation Lines, Inc. had outstanding 2,412,966 common shares, without par value, which is the issuer’s only class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes  ☐; No  ☒

PART I

Item 1. Description of Business.

GENERAL

The Company operates primarily as a truckload contract carrier with various customers which ship truckload quantities of both refrigerated and non-refrigerated commodities over various distances on a nationwide basis.  As a contract carrier, the freight rates are negotiated with the shipper and are dependent upon competition, place of origin and destination, and the type of commodity being hauled.  The Company also operated a brokerage division out of its offices in the Columbus, Ohio area last year, and recently formed a subsidiary corporation, GTL Logistics, Inc., to obtain its authority to operate as a freight broker.  As a freight broker, the Company takes shipping orders and selects carriers other than the Company owned equipment or leased owner/operators to transport the freight for a negotiated fee.

In addition to its primary business, the Company operates three driver training schools, located in Marietta, Nelsonville, and Lima Ohio through its wholly owned subsidiary, Gasel Driver Training Schools, Inc.  Operation of these schools is licensed by the Ohio Department of Highway Patrol.

The Company intends to continue to expand its business and operations through internal growth and acquisitions.  It is primarily interested in medium to long haul truckload carriers with compatible freight lanes and existing business that can be integrated into the Company’s methods of operation.

HISTORY

Gasel Transportation Lines, Inc. (the “Company”) is a corporation that was organized under the laws of the State of Ohio on January 27, 1988.  The Company was initially formed for the purpose of becoming a transportation freight broker hauling freight under the authority of other motor carriers on a commission basis with its sole offices located in Marietta, Ohio.  Shortly after its inception, the Company evolved its business to obtain licensing with the Interstate Commerce Commission (“ICC”) as a common and contract general commodities motor freight carrier in the 48 contiguous United States and Canada and to operate its own tractors and trailers.  In September 1988, the Company received licensing from the ICC authorizing it to transport in interstate commerce both as a common and contract carrier, and the Company obtained licenses in the 48 contiguous United States to operate under such licenses.  Shortly thereafter, the Company sought approval to operate in Canada, and it was licensed to operate there, too.  The Company also obtained its authority to broker freight.  In December, 1995, the ICC ceased operations and its regulatory functions and jurisdiction over motor carriers was transferred to the United States Department of Transportation.

In July, 1995, the Company acquired a trucking terminal and offices on County Road 10, Rt. 4, Box 181A, Marietta, Ohio.  This facility is now the principal office and main terminal for the Company.  The actual mailing address is P.O. Box 1199, Marietta, Ohio 45750, and the telephone is (740) 373-6479.

In July, 1996, the Company acquired the assets of a Florida based trucking company, Earl W. Kersey Trucking, Inc. that included a terminal and offices located on Highway 301 N, Dade City, Florida.  During 1999, the Company purchased 5 acres of land adjoining the Dade City, Florida terminal.  During 2001, the Company ceased its Dade City, Florida operations and currently has these properties listed for sale or lease.

Effective December 31, 2000, the Company entered into an agreement to purchase certain assets of Eagle Transport, Inc. and Eagle Transportation Services, Inc., affiliated companies with offices in Plain City, Ohio (which is in the greater Columbus, Ohio area.)  Under the agreement, the Company purchased the transportation equipment owned by Eagle Transport, Inc. and the freight transportation business of Eagle Transportation Services, Inc., which historically had approximately $9,000,000 in freight transportation revenues from both the equipment owned by Eagle Transport, Inc. and through owner/operators and brokered freight.  The purchase included the leasing of an office at the former Eagle offices and the hiring of some of Eagle’s former employees, primarily those involved in freight dispatching.

The Company has had a steady growth in revenues and owned equipment over the past several years.  During that time it has increased the number of owned, either directly or by capital lease, tractors from 23 to its current number as of March 31, 2002, of 117, its dry van box trailers from 31 to 144, and its refrigerated climate control trailers from 11 to 104.  In addition, there are 12 tractors and 9 dry van box trailers that are owned and used in the driver training schools.  Annual freight revenues went from $3,325,606 for calendar year 1994 to $17,574,593 for calendar year 2001.

The Company has an ISO 9002 certification by American Systems Registrar.  This certification means that the Company has been audited and verified to have written policies and procedures for everything that the Company does, plus a backup procedure in the event of a failure.

OPERATING STRATEGY

The Company is in direct competition with other motor freight carriers, including many companies that are significantly larger than the Company.  Therefore, the Company focuses on providing a high level of transportation services to its customer base with commensurate rates, rather than competing primarily on the basis of price.  Further, the Company has been able to compete with these other carriers because its main terminal, together with the equipment that is based there, is located in an area where there are few competitors domiciled, because the Columbus, Ohio area has an abundance of freight emanating from there, and by attempting to provide better and more timely service, by operating new and specialized equipment, and by catering to certain major shippers.  With the Company commencing in 2001 its operations in the Columbus, Ohio market where there are many carriers located, the competition helped to re-enforce the need for the Company to concentrate on providing excellence in its services.  The company continues to upgrade its equipment so that it now operates late model equipment utilizing fully integrated computer systems with onboard communications systems.

OPERATIONS

As a licensed carrier with the U. S. Department of Transportation and the various states and Canada, the Company business is dependent upon maintaining such operating authority.  One condition of retaining such authority is that the Company must maintain liability insurance for protection of the public.  Another is that the Company meet the safety fitness regulations as evidenced by a “satisfactory” by the U. S. Department of Transportation.

Each of the owned terminals are required to comply with various state and federal environmental regulations with regard to the storage of fuel and oil and the disposal of waste oil and tires.  There is no significant cost associated with operating under these regulations; however, in the event of a major fuel or oil spillage, the cost of clean up could be significant.

DRIVERS

The Company does not have any employees that work for it directly because it leases all of them from PeopLease Corporation.  This includes the drivers.  All of the drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including DOT mandated drug testing and personal background checks.  The Company recruits and retains drivers by offering competitive compensation packages, purchasing quality tractors and equipping them with optimal comfort and safety features, and emphasizing training and retention programs.  Drivers can earn bonuses on a per mile basis for safety, paperwork, compliance and number of miles driven.  All employees, including drivers, are eligible to participate in the 401(k) plan and health and life insurance plans provided by PeopLease Corporation.

Although the Company currently has an adequate number of drivers, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future.  Some driver shortages were experience during 2001.  Significant driver turnover is a problem within the industry as a whole.  In addition, the trucking industry is experiencing a diminished workforce of qualified drivers.  As a result, the Company must compete with other transportation service companies for the available drivers.  It is anticipated that the intense competition for qualified drivers in the trucking industry will continue.  The Company is able to acquire new, inexperienced drivers through its driver training schools and utilize them in conjunction with experienced drivers as teams, which helps with meeting its driver needs.

In addition to the driver employees, the Company contracts with a limited select group of independent contractors who own and operate their own tractors and trailers.  There are currently 6 of them.  Each owner-operator is required to enter into an owner-operator lease agreement which is cancelable by either party upon thirty days notice.  The owner-operators provide the Company with an additional source of drivers and equipment.

Item 2. Description of Property.

The principal offices and terminal for the Company are owned; they are located on 12.5 acres adjacent to State Route 4, approximately 4 miles southwest of Marietta, Ohio.  The property has four buildings on it, the major one of which is constructed of cement block and steel, is in good condition, and has the corporate offices, a drivers’ lounge, and three maintenance bays located therein.  Other buildings include a freight transfer building made out of steel that is in fair to good condition, a wood building for the drivers school and lounge that was recently remodeled and is in good condition, and a cement block supply storage building that is in good condition.  The lot is used for parking the Company transportation equipment and for operating a driving school practice area.

The other terminal owned by the Company is in Dade City, Florida.  There is a pre-engineered steel terminal and office building located thereon that has three maintenance bays as well as offices and supply storage.  The building is in good condition.  The total area for this facility is 8.5 acres.  The Company is no longer operating this facility, has listed it for sale with a local real estate broker, and has a contract for sale on the property, subject to financing contingencies.

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

The Company also leases offices and parking facilities in Plain City, Ohio.  The lease is on a month to month basis.

Item 3. Legal Proceedings.

The Company from time to time has been a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  The Company is not party to any litigation which, individually or in the aggregate, management believes will have a material adverse effect on its financial condition or operations.  The Company maintains insurance that management believes is adequate to cover its liability risks.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  During the past two years, the common shares of the Company have been traded in the over-the-counter market and been included on the OTC Bulletin Board under the trading symbol GSEL.  The following table sets forth the range of the high and low bid prices for the common shares of the Company for each quarter during the past two years, as reported by The NASDAQ Stock Market, Inc.  These prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Bid Prices
	High	Low
Calendar Year 2001

First Quarter	$1.5625	$0.6875

Second Quarter	$1.23	$0.43

Third Quarter	$1.15	$0.65

Fourth Quarter	$0.65	$0.31

Calendar Year 2000

First Quarter(1)	—	—

Second Quarter(1)	—	—

Third Quarter	$2.5625	$1.625

Fourth Quarter	$2.50	$1.125

(1)  There was no bid on the common shares during the first and second quarter of 2000 because the OTC Bulletin Board suspended allowing quotations pending the filing of a registration statement by the Company.  Trading resumed in the third quarter.

(b)  On March 31, 2002, there were 70 shareholders of record of the common shares.  There are also an estimated 125 beneficial shareholders who hold their shares in street name.

(c)  The Company has never declared a cash dividend on its common shares and no assurance can be given that the Company will declare any cash dividend on its common shares in the future.  Payments of dividends are within the discretion of the Company’s Board of Directors and depend upon the earnings, capital requirements, and operating and financial condition of the Company, among other factors.  The Company currently expects to retain its earnings to finance the growth of the Company and does not expect to pay cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements.  The Company’s actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company’s core of shippers, fuel prices, driver costs, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors.  The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this annual report.

RESULTS OF OPERATIONS

Freight revenues for the twelve months ended December 31, 2001, increased $5,077,596 (40.6%) to $17,574,593 from $12,516,997 for the year ended 2000.  Training school revenues for the twelve months ended December 31, 2001, increased $300,131 to $805,563 (59.4%) from $505,432 for the twelve months period ended December 31, 2000. The increase in freight revenues was basically because the Company had more revenue equipment in service resulting from its acquisition of the Eagle Transportation Services business, which included some owned equipment, some owner/operators and a freight brokerage business, although the Company only operated the brokerage business for a part of the year.  Training school revenue increases were due primarily to increased average enrollment per facility and increased revenues per student.

Operating income for the twelve months ended December 31, 2001 was $226,435, which was an increase of $907,983 (133.2%) from a loss of ($681,548) for the same period in

2000.  The gross profit margin increased from 7.6% in 2000 to 13.9% in 2001.  Primary factors for the gross margin increase were the reduced cost of diesel fuel, increased equipment productivity and higher profit margins on brokered freight.  These factors were offset by an increase of $647,992 in the general and administrative expenses from $1,393,805 in 2000 to $2,041,797 in 2001 and increased interest expense of $377,512 from $898,500 in 2000 to $1,276,012 in 2001.

The net result was that the Company incurred a net loss after provision for income taxes for the twelve months period ended December 31, 2001 of ($870,583) compared to a net loss of ($1,045,402) for the same period in 2000, a decrease of $174,819 (16.7%) from the prior years loss.  The Company improved by an additional $533,000 from the prior year when pre-tax losses are compared.

CAPITAL AND LIQUIDITY

Although the Company’s earnings have historically been positive, it has sustained substantial operating losses in both 2000 and 2001.  This has resulted in the Company having a significant need for working capital.

At December 31, 2001, the Company’s current liabilities exceeded its current assets by $4,023,552.  A large portion of this deficit relates to the current portion of long term debt, which management expects the Company to pay from its normal operational cash flow.

Management is working diligently to obtain additional capitalization for the Company in the form of debt and/or equity to appropriately capitalize the Company in its current position and to provide a solution to this need for working capital.  Management believes that it has adequate contingency plans instituted to offset certain external conditions, such as diesel fuel price increases, increased insurance costs and a slowdown in the general economy that could adversely affect the Company’s financial performance and condition.

Strong corrective actions were installed in 2000 and early in 2001 to generate positive cash flows for the Company.  These actions were mainly designed to increase revenues through rate increases and decrease costs through equipment productivity improvements and operating cost reductions.  The Company was seeing the results of these actions through the first quarter of 2001 as it showed a modest profit for that period.  The earnings turnaround was not sustained through the last 3 quarters of 2001, largely due to a price decrease from its largest customer on certain routes.  Although, the Company took corrective action by instituting a price increase on these routes, this was not done until near year end.

This price decrease, plus a sharp plunge in freight demand related to the nation’s economic downturn and the second consecutive year of substantial industry hikes in insurance costs, overcame the Company’s earlier profit recovery.

Management believes that, if fuel prices remain low compared to the average prices for the past year and one half, coupled with its establishment of new, additional customers providing increased outbound and inbound freight rates, its cuts and continuing control on general and administrative expenses, and an expected improving economy, the Company can be expected to progressively return to positive earnings in 2002.

As stated above, management is actively working with industry specific professional firms to facilitate raising a sufficient amount of equity capital to properly capitalize the Company in order to fund its working capital deficit and to fund its growth plans.

Item 7. Financial Statements.

VAN KREVEL & COMPANY

Certified Public Accountants

P. O. Box 1432

Dublin, Ohio 43017-6432

614/761-3743

To the Board of Directors and Stockholders

Gasel Transportation Lines, Inc.

Marietta, Ohio

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheet of Gasel Transportation Lines, Inc., and its subsidiary, as of December 31, 2001, and the related statements of consolidated operations, stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gasel Transportation Lines, Inc., and its subsidiary, as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ VAN KREVEL & COMPANY

Dublin, Ohio

February 27, 2002

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2001

ASSETS

Current Assets
Cash & Cash Equivalents	$20,529
Accounts Receivable-Trade	2,073,721
Inventory	202,873
Prepaid Expenses and Other Current Assets	249,655

Total Current Assets	2,546,778

Property and Equipment
Land and Buildings	1,051,842
Tractors	11,975,477
Trailers	5,408,240
Shop Equipment	405,285
Office Equipment	217,400
19,058,244
Less Accumulated Depreciation	7,592,114

Net Property and Equipment	11,466,130

Other Assets
Goodwill	353,438
Other	145,551

Total Other Assets	498,989

TOTAL ASSETS	$14,511,897

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash Overdraft	$413,965
Notes Payable	1,726,418
Accounts Payable-Trade	336,683
Accrued Broker Settlement, Contract Labor, Interest and Other Expenses	666,535
Current Portion of Long Term Debt	3,353,708

Total Current Liabilities	6,497,309

Long Term Debt, net of current portion	7,503,730

Total Liabilities	14,001,039

Stockholders’ Equity
Common Stock, no par value, 3,000,000 shares authorized, 2,412,966 issued and 2,405,066 outstanding	1,539,640
Additional Paid in Capital	223,229
Accumulated Deficit	(1,187,285)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Less: Notes Receivable	(46,893)

Total Stockholders’ Equity	510,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,511,897

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED OPERATIONS

Years Ended December 31, 2001 and 2000

	2001	2000
Revenues
Freight Income	$17,574,593	$12,516,997
Training School Revenue	805,563	505,432
	18,380,156	13,022,429

Cost of Revenue	15,820,996	12,037,856

Gross Profit	2,559,160	984,573

Operating Expenses
Garage Expenses	290,928	272,316
General and Administrative Expenses	2,041,797	1,393,805
	2,332,725	1,666,121

Operating Income (Loss)	226,435	(681,548)

Other Income (Expense)
Other Income	187,984	13,274
Interest Income	13,709	19,087
Interest Expense	(1,276,012)	(898,500)
(Loss) on Equipment Disposal	(22,699)	(30,715)
	(1,097,018)	(896,854)

(Loss) Before Tax Provision	(870,583)	(1,578,402)

Provision for Income Taxes	—	(533,000)

Net (Loss)	$(870,583)	$(1,045,402)

Basic Earnings Per Share	$(.362)	$(.468)

Diluted Earnings Per Share	$(.362)	$(.468)

Weighted Average Common Shares Outstanding:

Basic	2,405,066	2,232,443

Diluted	2,405,066	2,232,443

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001 and 2000

			Additional Paid in Capital	Accumulated (Deficit)	Treasury Stock	Notes Receivable
	Common Stock
	Shares	Amount
Balances, December 31, 1999	2,237,966	$1,277,140	$227,014	$728,700	$(17,833)	$(66,000)

Net (Loss)				(1,045,402)

Issuance of Common Stock Shares	175,000	262,500

Cost of increase in authorized shares			(3,785)

Payment received						1,081

Balances at December 31, 2000	2,412,966	1,539,640	223,229	(316,702)	(17,833)	(64,919)

Net (Loss)				(870,583)

Payment Received						18,026

Balances at December 31, 2001	2,412,966	$1,539,640	$223,229	$(1,187,285)	$(17,833)	$(46,893)

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

Years Ended December 31, 2001 and 2000

	2001	2000
Cash Flows From Operating Activities
Net (Loss)	$(870,583)	$(1,045,402)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Deferred Taxes		(533,000)
Depreciation and Amortization	2,332,991	1,838,483
Loss on Sale of Equipment	22,699	30,715
Provision for Doubtful Accounts	—	40,000
(Increase) Decrease in:
Accounts Receivable-Trade	(593,081)	(136,799)
Inventory	(33,111)	53,490
Prepaid Expenses and Other Current Assets	(65,679)	(30,050)
Other Assets	(98,094)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	583,720	153,757
Net Cash Provided by Operating Activities	1,278,862	371,194

Cash Flows From Investing Activities
Purchases of Property and Equipment	(300,456)	(559,601)
Repayment of Accounts Receivable-Affiliate	—	61,356
Purchase of Business	—	(150,000)
Proceeds from Sale of Equipment	252,002	272,000
Net Cash Used By Investing Activities	(48,454)	(376,245)

Cash Flows From Financing Activities
Line of Credit, Net	212,921	375,246
Proceeds from Short Term Borrowing-Related Party	100,000	—
Repayment of Notes-Related Party	(78,796)	—
Proceeds from Long Term Borrowing	715,789	513,499
Decrease in Additional Paid in Capital	—	(3,785)
Proceeds from Capital Lease Obligations	142,136	—
Repayment of Note Receivable	18,026	1,081
Principal Payments on Long Term Borrowing	(1,537,803)	(1,491,631)
Principal Payments Under Capital Lease Agreements	(460,982)	(145,106)

Net Cash Used by Financing Activities	(888,709)	(750,696)

Net Increase (Decrease) in Cash	341,699	(755,747)
Net Cash & Cash Equivalents (Overdraft)-January 1	(735,135)	20,612
Net Cash & Cash Equivalents (Overdraft)-December 31	$(393,436)	$(735,135)

See accompanying notes to consolidated financial statements.

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows at December 31:

Cash and Cash Equivalents	$20,529	$7,736
Cash Overdraft	(413,965)	(742,871)

Net Cash & Cash Equivalents (Overdraft)-December 31	$(393,436)	$(735,135)

Supplemental Disclosures:

Interest Paid	$1,141,475	$858,604

Non-Cash Investing and Financing Activities

Purchases of Property and Equipment with Direct Financing	$1,244,530	$4,024,433

Acquisition of Freight Transport And Freight Brokerage Business of Eagle Transportation Services, Inc. and Eagle Transport, Inc. (Eagle)

Assets Acquired in 2000:
Property and Equipment		$1,092,225
Goodwill		362,500
		$1,454,725
Payment for Assets Acquired:
Cash Paid at Closing		$150,000
Note Issued to Seller		150,000
Obligation Under Agreement to Indemnify Seller's Debt		892,225
Issuance of 175,000 shares of Common Stock to Seller		262,500
		$1,454,725

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001 and 2000

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Gasel Transportation Lines, Inc., and its subsidiary, Gasel Driver Training Schools, Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company is engaged in the interstate trucking industry.  Gasel holds federal authority as a motor freight common carrier, contract carrier, and freight broker.  Its authority includes the continental United States and Canada.  Principal offices of the Company are located in Marietta, Ohio.  In addition, the Company has motor terminal and maintenance facilities in Marietta, Ohio, and a terminal/sales office in Columbus, Ohio.  Gasel’s subsidiary is a state-licensed Class A truck driver training school.

Capital and Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  Although the Company’s historical earnings have been consistently positive, it sustained  substantial operating losses in 2001 and in 2000.

At December 31, 2001 and December 31, 2000, current liabilities exceeded current assets by $3,950,531 and $4,023,552, respectively.  A large portion of this deficit relates to the current portion of long term debt, which management expects to pay from its normal operational cash flow.

Corrective actions continue to be taken to generate positive cash flows. These actions are mainly designed to increase revenues through additional customers and rate increases and decrease costs through equipment productivity improvements and operating cost reductions.

Management is actively working with industry specific legal and professional firms to facilitate raising additional capital to fund operations and growth.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary.  All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue and direct shipment costs upon shipment of the related freight.  Direct shipment costs generally include the leased driver costs.  These costs are recorded as an expense and as accrued contract labor upon shipment of the related freight.  Driver training school revenues and rental income are recognized when earned.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, and long term debt.  The carrying amounts of these financial instruments have been estimated by the Company to approximate fair value.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Credit Risk

The Company maintains cash in demand deposit accounts with federally insured banks.  At times, the balances in the accounts may be in excess of federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables.  Credit risk is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographic regions.

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $40,000.

Inventory

Inventories consist primarily of maintenance supplies and fuel and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment are recorded at cost.  For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method over the estimated useful lives of 3-10 years for tractors and trailers, 40 years for buildings and 3-10 years for shop and office equipment.  Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense.  For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used.  Gains and losses are recognized in the year of disposal.  Tires purchased with tractors and trailers are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

Goodwill

During 2000, the Company purchased an existing freight transport and freight brokerage business in the Columbus, Ohio area.  Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired at the date of acquisition.  The amount is shown net of accumulated amortization of $9,062 at December 31, 2001.

Prior to January 1, 2002, the Company’s effective date for implementation of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was amortized using the straight line method over a forty year period.  Amortization expense charged to operations was $9,062 for the year ended December 31, 2001.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized.  Rather, goodwill is tested at least annually for impairment.  Impairment exists when the carrying amount of goodwill exceeds it implied fair value.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized.  Subsequent reversal of previously recognized goodwill impairment loss is prohibited.

Advertising

All advertising costs are expensed as incurred.  Advertising expense was $50,873 and $36,243 for the years ended December 31, 2001 and 2000, respectively.

Stock Options

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting.  The alternative fair value accounting provided under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Income Taxes

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the changes between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 2 – NOTES RECEIVABLE

Notes receivable consists of:

2001
Unsecured note receivable, dated June, 1999, Merchants Financial, 10% due on demand	$17,815

Unsecured note receivable, dated August, 1999, Corna Securities, 10% due on demand	29,078

$46,893

(See Note 10.)

NOTE 3 – LONG TERM DEBT

Long-term debt consists of the following:

2001
Mortgages Payable	$1,132,247
Notes Payable	7,767,827
Capital Lease Obligations	1,957,364
10,857,438
Less Current Maturities	3,353,708

$7,503,730

Notes payable and capitalized lease obligations are collateralized by property and equipment with a net book value of $7,426,972 at December 31, 2001. The mortgages payable are collateralized by land and building with a net book value of $955,942 at December 31, 2001, as well as a first security interest in all shop and office equipment.  One of the mortgages is personally guaranteed by Michael J. Post, President, CEO, and majority stockholder, and by his wife.  Certain other notes are personally guaranteed by Mr. Post (see Note 12).  Interest rates range from 7.8% to 10.75% during 2001 for the notes.  Rates for the mortgages ranged from 8.25% to 9.0% for 2001.

Annual maturities on long term debt, excluding capital lease obligations, for the five years ending after December 31, 2001, are as follows:

2002	$2,607,201
2003	2,589,919
2004	1,717,226
2005	1,424,910
2006	44,443
Thereafter	516,375
$8,900,074

NOTE 4 – NOTES PAYABLE

The Company has available a $2,000,000 line of credit with CitiCapital Commercial Corporation of Irving, Texas at December 31, 2001.  At December 31, 2001, $1,555,214 was outstanding on this line.  Interest rate is variable at prime plus 1% and is due monthly.  This line of credit agreement matures in May 2002, with a one year renewal.  This line of credit is collateralized by accounts receivable and deposit accounts and is personally guaranteed by the Company’s majority stockholder (see Note 12).

No dividends may be paid, either in cash or in kind, on the Company’s common stock without the prior written consent of CitiCapital Commercial Corporation.  No dividends were paid in 2001 or 2000.

At December 31, 2001, the company had a demand note (secured by stock of Gasel Driver Training School, Inc.) payable to Janet Post, wife of Michael J. Post, in the amount of $100,000.  (See Note 12.)  In addition, notes payable includes a $71,204 unsecured note payable to Eagle Transportation Services. (See Note 17).

NOTE 5 – CAPITAL LEASE OBLIGATIONS

The Company leases tractors and trailers under capital leases that expire from 2002 through 2006.  These assets are included in property and equipment as follows:

2001
Tractors	$744,603
Trailers	1,695,474

2,440,077
Less Accumulated Depreciation	(425,487)

$2,014,590

Future minimum annual lease payments as of December 31, 2001, are as  follows:

2002	$945,607
2003	678,092
2004	490,071
2005	176,306
2006	21,380
2,311,456
Less amount representing interest	(354,092)

Present value of net minimum lease payments	1,957,364
Less current portion	(746,507)

Long Term Portion	$1,210,857

NOTE 6 – OPERATING LEASES

During 2001, the Company leased terminals located in Alta Vista, Virginia and Paulsboro, New Jersey on a month-to-month basis.  In addition, the Company leases school facilities at three separate locations in Ohio on a month-to-month basis.  Rent expense paid in 2001 was $56,620 and $35,289 in 2000.

During 2001, the Company leased a terminal and sales office in Plain City, Ohio, from ETS, a company owned by  Ron Flowers, an officer of Gasel.  The Company paid rent expense of $36,000 in 2001 to this related party.

The Company leases its employees under a one year employee leasing agreement with PeopLease Corporation, a South Carolina Corporation.  PeopLease provides the Company with all of its drivers, mechanics and office workers.  The Company paid $5,794,176 and $4,764,868 for its leased employees in 2001 and 2000, respectively.

The Company leases trailers and other equipment under long-term operating leases.  The Company paid $124,976 and $11,145 for its operating leases in 2001 and 2000, respectively.  Future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2001, are:

2002	$262,080
2003	262,080
2004	262,080
2005	228,600
2006	128,160
$1,143,000

NOTE 7 – INCOME TAXES

Income tax expense (benefit) consists of:

	December 31,
	2001	2000
Current:
Federal	$—	$—
State	—	—

	$—	$—
Deferred:
Federal	$—	$(533,000)
State	—	—
	$—	$(533,000)

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rates to income tax provisions is as follows:

	December 31,
	2001	2000
Income tax at statutory rates	$(296,000)	$(536,200)
Add: Tax effect of
permanent differences	—	3,200
Increase in valuation allowance	296,000	—
Total income tax provision	$—	$(533,000)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31 2001
Deferred tax assets:
Net operating loss carryforward	$1,783,600
Contribution carryover	3,400
Deferred tax asset valuation allowance	(296,000)
Total deferred tax assets	$1,491,000

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$1,491,000

Total deferred tax liabilities	$1,491,000

These amounts are presented in the accompanying consolidated balance sheet as follows:

Noncurrent deferred tax assets	$1,491,000
Noncurrent deferred tax liability	(1,491,000)
Net deferred tax asset	$—

At December 31, 2001, the Company has net operating loss carryforwards of $5.2 million for income tax purposes that expire in years 2009 through 2021.

NOTE 8 – EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share were computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding during the year.  At December 31, 2001 and 2000, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants.  This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2001	2000
Income (loss) available to common stockholders used in basic EPS and diluted EPS	$(870,583)	$(1,045,402)

Weighted average number of common shares used in basic EPS	2,405,066	2,232,443

Effect of dilutive securities:
Stock options and warrants	—	—

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	2,405,066	2,232,443

At December 31, 2001 and 2000, options on 41,176 and 175,512 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.

NOTE 9 – STOCK OPTIONS

The Company has adopted a stock option plan which provides for the granting of options to certain officers, directors and key employees of the Company.  Currently, options for 310,000 shares of common stock have been issued under this plan.  The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. Grantees vest in the options at the date of the grant.  The exercise price of each option that has been granted under the plan equals 100% of the market price of the Company’s stock on the date of the grant.  Options under this plan vest on the grant date and are exercisable for a period not to exceed 10 years from the option grant date.  Options are non-transferable.

A summary of the status of the Company’s stock option plan as of December 31, 2001 and 2000, and changes during the years then ended is presented below:

	2001		2000
	Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	310,000	$.81	310,000	$.81
Granted	—		—
Exercised	—		—
Forfeited	—		—

Outstanding at end of year	310,000	$.81	310,000	$.81

Exercisable at end of year	310,000		310,000

Weighted average fair value of options granted during the year	$—		$—

The following table summarizes information about stock options outstanding at December 31, 2001.

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01
$.95	210,000	5.42	$.95	210,000
$.50	100,000	6.75	$.50	100,000

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions may materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.  There were no options granted during the years ended December 31, 2001 and 2000; therefore, no pro forma presentations are required.

NOTE 10 – WARRANTS

As part of the July, 1996 securities offering, the underwriter was granted a warrant to purchase 30,870 shares of common stock at a purchase price of $1.25 per share.  This warrant was exercised in August, 1999, by executing a 10% cognovit note in the amount of $38,500, of which $29,078 was outstanding at December 31, 2001 and $38,500 at December 31, 2000.

As part of a consulting agreement dated October, 1998, Merchants Financial acquired 80,000 shares of the Company’s common stock at a purchase price of $1.38 per share by executing 10% cognovit demand notes totaling $110,000.  At December 31, 2001, $17,815 of these cognovit notes were outstanding, as well as $26,419 at December 31, 2000.

As part of the December 2000 acquisition of the freight transport and freight brokerage business of Eagle Transportation Services, Inc., and Eagle Transport, Inc., the Sellers were granted warrants to purchase 100,000 shares of common stock at $2.50 per share and 75,000 shares of common stock at $3.00 per share, exercisable after one year and expiring in 10 years.

A summary of the status of the Company’s warrants as of December 31, 2001 and 2000, and changes during the years then ended is presented below:

	2001		2000
	Weighted Average Exercise Shares	Price	Weighted Average Exercise Shares	Price
Outstanding at beginning of year	175,000	$2.71	—

Granted	—		175,000	$2.71
Exercised	—		—
Expired	—		—

Outstanding at end of year	175,000	$2.71	175,000	$2.71

Warrants Exercisable At Year End	175,000		—

NOTE 11 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current presentation.

NOTE 12 – RELATED PARTY TRANSACTIONS

During 2001 and 2000, the Company collateralized two loans from local banks with Company tractors and trailers and 939,408 shares of Gasel’s common stock owned by Michael J. Post.  Debt associated with these loans at December 31, 2001 and 2000 was $2,060,048 and $597,693, respectively.  Certain loans made by the Company are personally guaranteed by Mr. Post.

(See Notes 4 and 6.)

NOTE 13 – MAJOR CUSTOMERS

During 2001, the Company had one major customer, sales to which exceeded 10% of the Company’s total sales. Sales to this customer totaled $4,893,642 for the year ended December 31, 2001.  Accounts receivable outstanding relating to these sales at December 31, 2001, were $360,479, which amounted to 17% of total trade receivables.

During 2000, the Company had one major customer, sales to which exceeded 10% of the Company’s total sales. Sales to this customer totaled $1,573,238 for the year ended December 31, 2000.  Accounts receivable outstanding relating to these sales at December 31, 2000, were $311,129, which amounted to 21% of total trade receivables.

NOTE 14 – FUEL AVAILABILITY AND COST

The Company is dependent upon the availability of diesel fuel.  Increases in the cost of fuel may, in the future, adversely affect the profitability of the Company.  There can be no assurance that diesel fuel prices will not increase.  A significant portion of fuel prices above a certain pegged amount are regularly recovered in the form of fuel surcharges from major customers with whom the Company has contracts for its freight services.

NOTE 15 – DRIVERS

The Company offers a driver training program through its subsidiary’s operations which offers incentives to attract and retain qualified drivers.  Although the Company has experienced no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage will not adversely affect the Company in the future.

NOTE 16 – CONTINGENCIES

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

NOTE 17 – ACQUISITIONS AND COMMITMENTS

During 2000, the Company entered into an agreement to acquire the freight transport and freight business of Eagle Transportation Services, Inc. and Eagle Transport, Inc., together with certain transportation equipment.  The transaction was accounted for as a purchase with an effective date of January 1, 2001.

The purchase price of the acquisition was a total of $1,454,725.  Of that amount $892,225 was the amount of debt that encumbered the tractors and trailers and which Gasel Transportation Lines, Inc., refinanced in 2001.  The balance of the purchase price ($562,500) was paid by delivering at closing $150,000 in cash, a promissory note payable to the Sellers in the amount of $150,000 and bearing interest at 10% per annum, a warrant to purchase 100,000 common shares of Gasel Transportation Lines, Inc. at an exercise price of $2.50 per share, a warrant to purchase 75,000 common shares of Gasel Transportation Lines, Inc. at an exercise price of $3.00 per share, and a certificate for 175,000 common shares of Gasel Transportation Lines, Inc. valued at $1.50 per share.

Under the purchase method, the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value.  The excess of the amount paid over the fair value of Eagle’s identifiable net assets was $362,500, which has been reflected in the balance sheet as goodwill.  The supplemental disclosures reported in the cash flow statement present additional information about the assets acquired and liabilities recorded in 2000 as a result of this acquisition.

The balance on the note payable to Eagle was $71,204 at December 31, 2001.  (See Note 4.)  No warrants were exercised in 2001.

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 2000.

2000
Net Revenues	$21,593,725
Net (Loss)	(776,553)
Earnings Per Share:
Basic	(.323)
Diluted	(.323)

The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price, amortization of goodwill and depreciation on revalued property and equipment.

NOTE 18 – RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

During the second and third quarters of 2001, the Company failed to estimate a portion of their brokered freight expenses.  During the second quarter, the Company made personnel changes as a result of their acquisition of Eagle.  In the transition period, control procedures related to recording portions of brokered freight expenses were disrupted causing a lack of recognition of brokered freight expenses.  The Company became aware of the problem during the fourth quarter, revised their control structures and reported the unrecorded freight expenses.  This resulted in a significant cost of $306,317 being recorded in the fourth quarter.

The following represents the corrected financial statements.

	AS RESTATED
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Revenues	$5,175,559	$5,212,807	$4,167,515	$3,824,275	$18,380,156

Costs of Revenues	4,284,937	4,407,978	3,816,873	3,311,208	15,820,996

Gross Profit	890,622	804,829	350,642	513,067	2,559,160

Net Income (Loss)	$46,055	$(89,414)	$(538,575)	$(288,649)	$(870,583)

Earnings Per Share:
Basic	$.019	$(.037)	$(.224)	$(.120)	$(.362)

Diluted	$.019	$(.037)	$(.224)	$(.120)	$(.362)

	AS ORIGINALLY REPORTED
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Revenues	$5,175,559	$5,212,807	$4,167,515	$3,824,275	$18,380,156

Costs of Revenues	4,284,937	4,222,765	3,695,769	3,617,525	15,820,996

Gross Profit	890,622	990,042	471,746	206,750	2,559,160

Net Income (Loss)	$46,055	$47,799	$(369,471)	$(594,966)	$(870,583)

Earnings Per Share:
Basic	$.019	$.020	$(.154)	$(.247)	$(.362)

Diluted	$.019	$.019	$(.154)	$(.247)	$(.362)

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in Accountants during the past two years, nor have there been any disagreements with the Accountants in their accounting and financial presentations regarding the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Officers and Directors of the Company are as follows:

Name	Age	Position With Company
Michael J. Post	55	Chief Executive Officer, President, Treasurer, and Director

John Jackson	56	Vice President-Operations Marietta Division, and Secretary

S. Gene Thompson	53	Vice President and Chief Financial Officer

Allan M. Blue	60	Director and Assistant Secretary

Ronald K. Bishop	49	Director

Ronald E. Flowers	53	Vice President of Sales

Michael J. Post has been in all of such capacities from the formation of the Company in January 1988 to date.  He also serves as a board member of Selby General Hospital, Marietta, Ohio.

John Jackson has been involved in various executive capacities with the Company since its formation in 1988.

S. Gene Thompson, has been Vice President and Chief Financial Officer since May, 2001.  From early in 2000 until his election to office with the Company, he acted as a financial consultant to the Company.  In the year before that, he was a financial consultant to Sunland Distribution, a transportation company with its offices in Florida.  Before commencing his financial consulting positions, he spent three years as General Manager at Holiday Island Resort, a 5,000 acre resort community.  He has a MBA from the University of Arkansas.

Allan M. Blue has been a director since 1995 and Assistant Secretary since 1997.  Mr. Blue is a practicing attorney in the Columbus Ohio area where he has been engaged in private law practice since 1971.  In addition to practicing law, Mr. Blue is actively engaged in several businesses as owner, officer, and director.  These businesses include Alden’s Furniture Company, Held-Team Partnership, d/b/a Hold More Self Storage, Capitol Stock Transfer Company, M. B. Liquidators, Inc., and Team Investors, Ltd.

Ronald K. Bishop, Director since 1994.  From 1987 until 2002, he has worked for Bennco Incorporated as General Manager of 3 radio stations, WDMX, WNUS, and WLTP, in Parkersburg, West Virginia; and he also became General Manager of 2 additional stations, WRVB, and WRZZ in 2000.  The stations were recently sold and Mr. Bishop is currently retired.  He also serves as a board member of Selby General Hospital, Marietta, Ohio, Ohio Valley Chamber of Commerce, and for the Marietta Community Foundation, Easter Seals and the American Heart Association in the Marietta area.

Ronald E. Flowers, President of Eagle Division, commencing January 1, 2001and Vice President of Sales commencing May 2001.  Mr. Flowers, together with his wife Cynthia K. Flowers, are the owners of Eagle Transport, Inc. and Eagle Transportation Services, Inc., and as such he was the CEO for the business operations that the Company acquired from those companies effective January 1, 2001.  In order to maintain continuity in the relationships and as part of the terms of the acquisition, Mr. Flowers was retained as President of those operations and the operations were designated by the Company as the Eagle Division.  Mr. Flowers continues to own the warehousing operation where the Eagle Division rented office and terminal space until April 2002.  For the past 12 years, he has been engaged in the transportation and warehousing business.

The position of director is for a one year term and until a successor is elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Michael J. Post, President, CEO, Treasurer, Director and beneficial owner of more than 10% of the equity securities of the Company failed to timely file reports required on Form 4 during the most recent fiscal year.  There were 3 reports that were filed late covering a total of 5 transactions.  There were no known failures to file a required report.

Ronald K. Bishop, Director, failed to file a timely report on Form 4 on one (1) occasion covering 1 transaction.  There were no known failures to file a required report.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE
				Long Term Compensation
Name and Principal Position	Annual Compensation			Awards
	Year	Salary		Securities Underlying Options/SAR
Michael J. Post, President	1999	$63,750		60,000	(1)
	2000	$64,995	(2)
	2001	$125,440	(3)
Ronald E. Flowers, Vice President of Sales	2001	$115,123	(4)

(1) Adjusted for two 2 for 1 stock splits.

(2) In addition, the Company provided a 2001 Ford Expedition sport utility vehicle for use by Michael J. Post; because he used the vehicle primarily for Company business, no value was assigned as compensation for use of the vehicle.

(3) Includes $10,200 paid by the Company for the 2001 Ford Expedition and $1,630 for insurance premiums.

(4) Includes $7,200 paid by the Company for an auto allowance and $2,923 for insurance premiums.

The Company pays its Directors’ a fee of $1,000.00 for each meeting attended.  The Company’s Code of Regulations authorizes the Board of Directors to fix Directors’ compensation without shareholder approval.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a).  The following is a table of all persons known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common shares	Michael J. Post	1,485,794	(1)	51.3
	118 Merryhill Street
	Marietta, Ohio 43750

Common shares	Ronald E. Flowers and	350,000	(2)	12.1
	Cynthia K. Flowers,
	husband and wife
	5703 Southby Ct.
	Dublin, Ohio 43017

(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company that is treated as treasury stock for accounting purposes, 35,250 shares held by his wife, Janet Post, and options to acquire 186,000.

(2) Includes 175,000 shares held by Eagle Transportation Services, Inc. and options held by Eagle Transportation Services, Inc to acquire an additional 175,000 shares.

(b).  The following is a table setting forth for management the beneficial ownership of the voting securities of the Company as of December 31, 2001.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common shares	Michael J. Post	1,485,794	(1)	51.3
	118 Merryhill Street
	Marietta, Ohio
	43750

Common shares	Allan M. Blue	110,448	(2)	3.8
	1130 Berlin Station Rd.
	Delaware, Ohio
	43015

Common shares	Ronald K. Bishop	73,772	(3)	2.5
	305 Ohio Street
	Marietta, Ohio
	45750

Common shares	John Jackson	45,780		1.6
	Route 2, Box 344
	Belpre, Ohio 45714

Common shares	Ronald E. Flowers	350,000	(4)	12.1
	5703 Southby Ct.
	Dublin, Ohio 43017

Common shares	Directors and	2,065,794	(5)	71.3
	officers as a group

(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company, 35,250 shares held by his wife, Janet Post, and options to acquire 186,000.

(2) Includes 26,420 shares held by Joyce M. Blue, wife of Allan M. Blue, and options to acquire 62,000 shares.

(3) Includes options to acquire 62,000 shares.

(4) Includes 175,000 shares held by Eagle Transportation Services, Inc. and options to acquire 175,000 shares held by Eagle Transportation Services, Inc.

(5) Includes options to acquire 485,000 shares.

Item 12. Certain Relationships and Related Transactions.

Michael J. Post, Director, CEO, President, Treasurer, and majority shareholder of the Company, made a loan of $100,000 during 2001 to Gasel Driver Training Schools, Inc.  As security for repayment of the loan, the Company pledged all of the stock in Gasel Driver Training Schools, Inc. to Mr. Post.

Allan M. Blue, Director, also acts as legal counsel for the Company.  Payment for his services is at a rate that he represents is a standard hourly rate for his services to his clients.  Mr. Blue is a 50% shareholder in Capitol Stock Transfer Company which acts as stock transfer agent for the Company.

Until April 2002, the Company leased from ETS Leasing, Ltd. an approximately 3,000 square foot office, including furniture and equipment, in Plain City, Ohio for its Eagle Division.  The lease term was for five years, with two options to renew for five year terms, with a monthly rental of $3,000 during the initial term.  Ronald Flowers and Cynthia Flowers are the owner of ETS Leasing, Ltd.  The lease terms were negotiated as part of the acquisition of the equipment and book of business from Eagle Transport, Inc. and Eagle Transportation Services, Inc.  By agreement of the parties, the Company was allowed to terminate the lease early and its future liability thereunder.

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits.

21.      List of Subsidiary Corporations.

23.      Independent Accountants Consent Letter

(b) The Company filed one report on Form 8-K during the last quarter of the year 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc. (Registrant)

By	/s/ Michael J. Post
(Signature and Title) President, Treasurer, and Director*

Date April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/	Michael J. Post
(Signature and Title) Michael J. Post, President, Treasurer, and Director

Date April 15, 2002

By	/s/	Allan M. Blue
(Signature and Title)Allan M. Blue, Director and Assistant Secretary*

Date April 15, 2002

By	/s/	Gene Thompson
(Signature and Title)Gene Thompson, Vice President and Chief Financial Officer*

Date April 15, 2002