Form 10QSB
period 2002-03-31
GASEL TRANSPORTATION LINES INC
filed 2002-05-15
CIK 936446

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30,2003

Estimated average burden
hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2002

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

(740) 373-6479 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,412,966 common shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX

Consolidated Balance Sheet at March 31, 2002 (Unaudited)	1-2

Statements of Consolidated Operations for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	3

Statements of Consolidated Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	4-5

Notes to Consolidated Financial Statements	6

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31,
2002
(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$33,355
Accounts Receivable-Trade	2,598,033
Inventory	203,000
Prepaid Expenses and Other Current Assets	220,221

Total Current Assets	3,054,609

Property and Equipment
Land and Buildings	1,051,842
Tractors	12,021,677
Trailers	5,408,240
Shop Equipment	405,285
Office Equipment	217,400
19,104,444

Less Accumulated Depreciation	8,139,712

Net Property and Equipment	10,964,732
Other Assets
Goodwill	353,438
Other	107,198

Total Other Assets	460,636

TOTAL ASSETS	$14,479,977

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31,
2002
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash Overdraft	$690,513
Notes Payable	2,191,198
Accounts Payable — Trade	401,380
Accrued Brokerage and Contract Labor Interest and Other Expenses	519,252
Current Portion of Long Term Debt	3,621,226

Total Current Liabilities	7,423,569

Long Term Debt, Net of Current Portion	6,680,837

Total Liabilities	14,104,406

Stockholders’ Equity
Common Stock, no par value, 3,000,000 shares authorized, 2,412,966 issued and 2,405,066 outstanding	1,539,640
Additional Paid in Capital	223,229
Accumulated (Deficit)	(1,322,572)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Less: Notes Receivable	(46,893)

Total Stockholders’ Equity	375,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,479,977

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

Revenues
Freight Income	$3,690,524	$4,948,351
Training School Revenue	140,322	227,208
	3,830,846	5,175,559

Cost of Revenue	3,233,447	4,284,937

Gross Profit	597,399	890,622

Operating Expenses
Garage Expenses	71,742	72,973
General and Administrative Expenses	436,837	534,151
	508,579	607,124

Operating Income	88,820	283,498

Other Income (Expense)
Interest Income	—	72
Other Income	73,793	58,437
Interest Expense	(297,900)	(272,952)

	(224,107)	(214,443)

Income (Loss) Before
Tax Provision	(135,287)	69,055

Provision for Income Taxes	—	23,000

Net Income (Loss)	$(135,287)	$46,055

Basic Earnings Per Share	$(.056)	$.019

Diluted Earnings Per Share	$(.056)	$.019

Weighted Average Common Shares Outstanding:

Basic	2,405,066	2,405,066

Diluted	2,405,066	2,456,079

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income (Loss)	$(135,287)	$46,055
Adjustments to reconcile net income to cash provided by operating activities:
Deferred Taxes	—	23,000
Depreciation and Amortization	547,598	549,231
(Increase) Decrease in:
Accounts Receivable-Trade	(524,312)	(675,217)
Inventory	(127)	(24,886)
Prepaid Expenses and Other Assets	67,787	24,547
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(82,586)	188,741
Net Cash Provided (Used) by Operating Activities	(126,927)	131,471

Cash Flows From Investing Activities
Purchases of Property and Equipment	(46,200)	(135,185)
Net Cash Used
by Investing Activities	(46,200)	(135,185)

Cash Flows From Financing Activities
Line of Credit, Net	478,824	244,177
Proceeds from Long Term Borrowing	—	80,789
Proceeds from Capital Lease Obligations	—	142,136
Repayment of Notes Receivable	—	9,377
Repayment of Notes-Related Parties	(14,044)	—
Principal Payments on Long Term Borrowing	(456,115)	(587,412)
Principal Payments Under Capital Lease Agreements	(99,260)	(72,529)
Net Cash Used by Financing Activities	(90,595)	(183,462)

Net Increase (Decrease) in Cash	(263,722)	(187,176)

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(continued)

	Three Months Ended
	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

Net Cash & Cash Equivalents
(Overdraft)-Beginning of Period	(393,436)	(735,135)

Net Cash & Cash Equivalents
(Overdraft)-End of Period	$(657,158)	$(922,311)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows March 31:

Net Cash & Cash Equivalents	$33,355	$37,467
Cash Overdraft	(690,513)	(959,778)

Net Cash & Cash Equivalents
(Overdraft-March 31	$(657,158)	$(922,311)

Supplemental Disclosures:

Interest Paid	$272,605	$232,696

Non-Cash Investing and Financing Activities

Purchases of Property and Equipment with Proceeds of Notes Payable	$—	$1,192,530

Payoff Various Notes With Proceeds from New Financing	$—	$454,455

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as “believe,” “may,” “could,” “expects,” “hopes,” anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements.  The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company’s core of shippers, fuel prices, driver costs, the ability to finance equipment, interest rates, the ability to borrow working capital, the amount of freight available for hauling, particularly in the areas where the Company terminals are located and in the areas where the Company is looking for backhauls, and other factors.  The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this discussion.

The interim financial information for the quarters ended March 31, 2002, and March 31, 2001, are un-audited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002.

Freight revenues for the three months ended March 31, 2002, were $3,690,524, a decrease of $1,257,827 (25.4%) from the $4,948,351 for the first quarter of 2001. Training school revenues for the first quarter of 2002 were $140,322, a decrease of $86,886 (38.2%) from the $227,208 in revenues for the same period in 2001.  The decrease in freight revenues was primarily attributable to the reduction in brokered freight from that in 2001 when it was a significant portion of the Company revenues for that quarter that resulted from the acquisition of Eagle Transportation Services, Inc.

Training school revenue decreases were primarily due to the closing of the school in Lima, Ohio, which happened when the Company’s partner in that school decided to acquire its own equipment and develop its own curriculum, acquire a school operating permit, and operate a school without the Company.

Equipment operating expenses decreased in the first quarter of 2002 to $3,233,447 from  $4,284,937 for the same quarter of 2001.  This was a decrease of $1,051,490 (24.6%) from the prior year.  The decrease in expenses was primarily due to the decrease in the amount of equipment being operated because of the discontinuance of the brokered freight business.

Operating expenses decreased $98,545 (16.2%) to $508,579 for the first quarter of 2002 compared to $607,124 for the like period of 2001. The decreases in operating costs were primarily due to the fact that the Company was producing less freight revenues in 2002, and was operating less equipment, plus some general improvement in employee productivity.

Operating income for the first quarter of 2002 was $88,820 compared to $283,498 for the first quarter of 2001, a decrease of $194,678 (68.7%). The percentage of operating income to total revenues went down to 2.3% for the first quarter of 2002 from 5.5% in the quarter ended March 31, 2001. The main factor for this change in efficiency was the discontinuance of the brokered freight business, which generally has a higher profit percentage than operating your own equipment, which is what the Company did in 2002.

The results were that the Company had a net loss after provision for income taxes for the first quarter of 2002 of ($135,287) compared to a net profit of $46,055 for the first quarter of 2001, which is a decrease of $181,342 (393.8%) from the prior year.

CAPITAL AND LIQUIDITY

The deficit earnings for the years 2000 and 2001 have caused the Company to be in a severe need of working capital throughout last year and continuing on in 2002.  Cash at the end of 2001 was $7,736, but there was also an overdraft of $742,871, which left the Company with a deficit of $735,135.  This deficit decreased to $657,158 at the end of the first quarter of 2002, but is still a matter of great concern, and one that needs to be immediately rectified.

Measures taken by the Company to solve the cash deficit problem have been slow to be completed, although the Company did receive additional cash in 2001 from some additional long term borrowings and the refinancing of equipment.  However, cash flow from operating activities still were not sufficient to cover principal and interest payments on the long term debt and capital lease obligations.

Strong corrective actions were installed in 2000 and 2001 to generate positive cash flows to try to solve the problem.  These actions were primarily designed to increase revenues through rate increases and decrease costs through equipment productivity improvements and operating cost reductions.  Results were seen from these actions through the first quarter of 2001 as the Company showed a modest profit for that period.  The earnings turnaround was not sustained through the balance of 2001, largely due to a price decrease from its largest customer on certain routes.  Although the Company took corrective actions by re-instituting an offsetting price increase on these routes, this was not completed until near year end.  This price decrease, plus a sharp plunge in freight demand, related to the nation’s economic downturn and the second consecutive year of substantial industry hikes in insurance costs, overcame the Company’s earlier profit recovery.

The Company incurred a loss of ($135,287) for the first quarter of 2002, which was slightly better than its projections for that period and significantly better than the profit performance of the third and fourth quarters of 2001.  The first quarter operating loss for 2002 is indicative of continued slow freight demand caused by the economy’s slow recovery from the recession in the second half of 2001, rising fuel costs toward the end of the quarter, and the closing of one driver training school. Management continues to adjust its corrective actions to bring profits and cash flow positive.  Currently, there is a strong push to improve gross revenues and rates with additional Columbus, Ohio-based outbound customers and replacing discounted inbound brokered freight with direct freight business.  On the cost side, additional and significant cuts in the administrative head count and salaries continued.  Further decreases are also planned for administrative expenses through better cost controls and from the relocation of the Columbus offices to less expensive rental facilities, which the Company recently completed.  Equipment productivity improvements are also expected from the Company’s strategic shift of the majority of its revenue equipment from its Marietta, Ohio home base to Columbus, Ohio where there are significantly more freight opportunities.

Management believes that, if fuel prices remain relatively low as they are now, coupled with its establishment of new, additional customers providing increased outbound and inbound freight rates, its personnel cuts and continuing control on general and administrative expenses, and an expected impoving economy, the Company can be expected to progressively return to positive earnings in the remainder of 2002. Further, Management believes it has adequate contingency plans instituted to offset certain external conditions, such as diesel fuel price increases, increased insurance costs, and a slowdown in the general economy that could adversely affect the Company’s financial performance and condition.

Management is also working with industry specific professional firms to facilitate raising a sufficient amount of equity capital to properly capitalize the Company in order to eliminate its working capital deficit and fund its growth plans. Other options being explored by Management include seeking new payment options with its secured lenders to defer principal and interest payments until the cash deficit has been eliminated, or to seek judicial solutions to defer payments to creditors until the Company has solved its cash deficit and is able to operate profitably on an ongoing basis.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the quarter ended March 31, 2002, the Registrant settled a legal action commenced against it during the quarter by a former carrier of brokered freight.  The action was settled by agreeing to pay the amount alleged to be due on an agreed payment schedule.  The settlement had no effect on the Registrant’s financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

         None

(B) Reports on Form 8-K

         During the quarter ended March 31, 2002, the Registrant filed a current report on Form 8-K on January 11, 2002, reporting the agreement to engage Lantana Capital to assist in having the Company acquire more capital.  No financial statements were filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.

(Registrant)

Date May 14, 2002	/s/ Michael J. Post

(Signature)Michael J. Post, President
and Treasurer

Date May 14, 2002	/s/ S. Gene Thompson

(Signature) S. Gene Thompson, Vice President
and Chief Financial Officer