Form 10QSB
period 2002-06-30
GASEL TRANSPORTATION LINES INC
filed 2002-08-19
CIK 936446

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0416
Washington, D.C. 20549	Expires: April 30, 2003
Estimated average burden
hours per response: 32.00
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,437,966 common shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at June 30, 2002 (Unaudited)

Statements of Consolidated Operations for the Three
Months Ended June 30, 2002 and 2001 (Unaudited) and
for the Six Months Ended June 30, 2002 and 2001 (Unaudited)

Statements of Consolidated Cash Flows for the Six Months
Ended June 30, 2002 and 2001 (Unaudited)

Notes to Consolidated Financial Statements

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30,
2002
(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$60,298
Accounts Receivable-Trade, Net of Allowance of $40,000	2,552,890
Inventory	202,873
Prepaid Expenses and Other Current Assets	361,636

Total Current Assets	3,177,697

Property and Equipment
Land and Buildings	768,054
Tractors	12,165,927
Trailers	5,142,074
Shop Equipment	405,285
Office Equipment	217,610
18,698,950
Less Accumulated Depreciation	8,489,487

Net Property and Equipment	10,209,463

Other Assets
Goodwill	353,438
Mortgage Receivable, Net of Current Portion	173,711
Other	94,249

Total Other Assets	621,398

TOTAL ASSETS	$14,008,558

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30,
2002
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash Overdraft	$835,918
Notes Payable	1,956,983
Accounts Payable-Trade	419,001
Accrued Brokerage and Contract Labor, Interest and Other Expenses	757,821
Current Portion of Long Term Debt	4,088,398

Total Current Liabilities	8,058,121

Long Term Debt, Net of Current Portion	5,706,025

Total Liabilities	13,764,146

Stockholders’ Equity
Common Stock, no par value, 3,000,000 shares authorized, 2,412,966 issued and 2,405,066 outstanding	1,539,640
Additional Paid in Capital	223,229
Accumulated (Deficit)	(1,453,731)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Less: Notes Receivable	(46,893)

Total Stockholders’ Equity	244,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,008,558

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Freight Income	$3,781,703	$4,989,226	$7,472,227	$9,937,577
Training School Revenue	122,873	223,581	263,195	450,789
	3,904,576	5,212,807	7,735,422	10,388,366

Cost of Revenue	3,258,857	4,407,978	6,492,304	8,692,915

Gross Profit	645,719	804,829	1,243,118	1,695,451

Operating Expenses
Garage Expenses	81,724	74,643	153,466	147,616
General and Administrative Expenses	461,726	530,220	898,563	1,064,371
	543,450	604,863	1,052,029	1,211,987

Operating Income	102,269	199,966	191,089	483,464

Other Income (Expense)
Interest Income	675	1,517	675	1,589
Other Income	9,612	20,529	83,405	78,966
Gain on Sale of Assets	12,075	—	12,075	—
Interest Expense	(255,790)	(334,426)	(553,690)	(607,378)
	(233,428)	(312,380)	(457,535)	(526,823)

Income (Loss) Before Tax Provision	(131,159)	(112,414)	(266,446)	(43,359)

Provision for Income Taxes	—	(23,000)	—	—

Net Income (Loss)	$(131,159)	$(89,414)	$(266,446)	$(43,359)

Basic (Loss) Per Share	$(.055)	$(.037)	$(.111)	$(.018)

Diluted (Loss) Per Share	$(.055)	$(.037)	$(.111)	$(.018)

Weighted Average Common Shares Outstanding: Basic	2,405,066	2,405,066	2,405,066	2,405,066
Diluted	2,405,066	2,405,066	2,405,066	2,405,066

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2002 (Unaudited)	2001 (Unaudited)

Cash Flows From Operating Activities
Net Income (Loss)	$(266,446)	$(43,359)
Adjustments to reconcile net income to cash provided by operating activities: Depreciation and Amortization	1,096,065	1,174,114
Gain on Sale of Assets	(12,075)
(Increase) Decrease in: Accounts Receivable-Trade	(479,169)	(992,335)
Inventory	(127)	(15,625)
Prepaid Expenses and Other Assets	(55,121)	(51,351)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	173,604	640,341
Net Cash Provided by Operating Activities	456,731	711,785

Cash Flows From Investing Activities
Proceeds from Sale of Assets	104,357	—
Purchases of Property and Equipment	(190,660)	(162,866)
Net Cash (Used) by Investing Activities	(86,303)	(162,866)

Cash Flows From Financing Activities
Line of Credit (Net)	256,212	362,298
Proceeds from Long Term Borrowing	—	655,789
Repayment of Notes Receivable	—	9,377
Proceeds from Capital Lease Obligations	—	142,136
Payments on Notes Payable-Related Parties	(25,646)	—
Principal Payments on Long Term Borrowing	(808,260)	(839,375)
Principal Payments Under Capital Lease Agreements	(174,918)	(189,779)
Net Cash (Used) by Financing Activities	(752,612)	140,446

Net Increase (Decrease) in Cash	(382,184)	689,365

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(continued)

	Six Months Ended
	June 30,	June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net Increase (Decrease)in Cash	$(382,184)	$689,365

Cash & Cash Equivalents- (Overdraft) Beginning of Period	(393,436)	(735,135)

Cash & Cash Equivalents-
(Overdraft) End of Period	$(775,620)	$(45,770)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows:

Cash and Cash Equivalents	$60,298	$34,193
Cash Overdraft	(835,918)	(79,963)

Net Cash and Cash Equivalents (Overdraft)	$(775,620)	$(45,770)

Supplemental Disclosures:

Interest Paid	$545,004	$512,817

Non-Cash Investing and Financing Activities:

Increase in Mortgage Receivable with Proceeds from Sale of Land and Building	$179,142	$—

Payoff Notes and Mortgage Payable with Proceeds from New Financing and Sale of Fixed Assets	$79,836	$2,565,632

Purchases of Property and Equipment with Proceeds of Notes Payable	$0	$1,244,530

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United State of America and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company earned approximately $100,796 in 1999, and sustained losses of $1,045,402 and $870,583 in 2000 and 2001, respectively, as well as a loss of $266,446 during the six months ended June 30, 2002.  At June 30, 2002, current liabilities exceed current assets by approximately $4,880,424.  Current liabilities include revenue equipment obligations due in the next 12 months of $4,088,398 that the Company expects to meet via future cash flows from normal operations.  The Company had an accumulated deficit of approximately $1,187,285 at December 31, 2001, and $1,453,731 at June 30, 2002.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company continues to develop and implement corrective actions to generate positive earnings and cash flows from its operations.  Significant among these actions is that the Company completed the acquisition of a freight brokerage operation in December, 2000, that established a market presence in the greater Columbus, Ohio area which the Company is working to increase its freight volume and rates via a larger customer base.

In addition, late in the second quarter, the Company set in motion a plan to change its sales mix to increase the freight volume, rates and margins via the addition of large national shippers that the Company expects to realize through its enhanced sales force.

Management believes it has the capability to obtain additional capitalization through a combination of debt and equity to appropriately fund the Company.  Additionally, in an effort to mitigate certain external conditions that could adversely effect the Company’s financial performance (e.g., diesel fuel prices, insurance and the general economy,) management believes the Company is instituting adequate contingencies.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - GOING CONCERN

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional funding and to increase its sales level.  No assurance can be given that the Company will be successful in these efforts.

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

The interim financial information for the quarters and six months periods ended June 30, 2002, and June 30, 2001, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended June 30, 2002.

Freight revenues for the three months ended June 30, 2002, were $3,781,703, a decrease of $1,207,523 (24.2%) from the $4,989,226 in revenues for the second quarter of 2001.  The decrease in freight revenues was basically attributable to the Company having ceased the brokerage business that it had acquired from Eagle Transportation Services, Inc. (“Eagle”) effective January 2001, and from a decrease in the amount of operating equipment, both owner/operator and Company owned.

Training school revenues for the second quarter of 2002 were $122,873, a $100,708 (45%) decrease from the second quarter 2001 revenues of $223,581.  Training school revenue decreases were primarily due to having closed the driver training school in Lima, Ohio that was operating in the same period last year, and school enrollment in the schools was down from the prior year.

Equipment operating expenses decreased in the second quarter of 2002 to $3,258,857 from $4,407,978 for the second quarter of 2001.  This was a decrease of $1,149,121 (26.1%) from the prior year.  The decrease in expenses was primarily due to the decrease in the amount of equipment being operated and the costs related to the discontinued freight brokerage business.  Operating expenses were also down, going to $543,450 for the second quarter of 2002 compared to $604,863 for the like period of 2001, which is a decrease of $61,413 (10.2%).

Operating income for the second quarter of 2002 was $102,269, a decrease of $97,697 (48.9%) from the $199,966 for the second quarter of 2001.  Operating income as a percentage of total revenues went down to 2.6% in the quarterly period ended June 30, 2002, from 3.8% for the same period in 2001.  Contributing factors to the decrease were primarily a change in the sales mix and freight rates that resulted in an overall decrease in the average freight rate and revenue decreases without commensurate decreases in the general and administrative expenses.

The net results were that the Company had a net loss after provision for income taxes for the second quarter of 2002 of ($131,159) compared to a net loss of ($89,414) for the second quarter of 2001, which is an increase in the loss of $41,745 (46.7%) from the prior year.

Six months Ended June 30, 2002.

Freight revenues for the six months ended June 30, 2002, decreased $2,465,350 (24.8%) to $7,472,227 from $9,937,577 at the end of the six months period ending June 30, 2001.  Training school revenues for the six months ended June 30, 2002, decreased $187,594 to $263,195 (41.6%) from $450,789 for the six months period ended June 30, 2001.  The decrease in freight revenues were, as stated for the quarterly results, basically attributable to the discontinuance of the brokerage freight operation acquired in the Eagle acquisition, the decrease in available operating equipment, and rate decreases from the change in the sales mix of the Company.

Training school revenue decreases were due primarily to discontinuance of one of the three schools and decreased numbers of students.

Equipment operating expenses decreased in the six months period ended June 30, 2002, by $2,200,611 (25.3%) to $6,492,304 from $8,692,915 for the same period in 2001.  The decrease in expenses was basically proportional to the decrease in revenues, which as stated for the 2nd quarter results, was primarily due to the discontinuance of the brokerage freight business.  Operating expenses decreased $159,958 (13.2%) to $1,052,029 for the six months ended June 30, 2002, compared to $1,211,987 for the same period of 2001.  The decrease was attributable to a decrease in the general and administrative expenses from reducing the number of terminals and the attendant decrease in the number of personnel and expenses of operating the terminals, and a reduction in administrative personnel because of the discontinued freight brokerage business and from downsizing of the Company.

Operating income for the six months ended June 30, 2002, was $191,966, a decrease of $292,375 (60.5%) from $483,464 for the same period in 2001.  Operating income as a percentage of total revenues went down from 4.7% for the six months ending June 30, 2001, to 2.5% for the same period in 2002.  The factors for the decrease for this period were basically the same as for the three month quarterly period, being changes in the sales mix and decreased freight rates. The net results were that the Company had a net loss after provision for income taxes for the six months period ended June 30, 2002, of ($266,446) compared to a net loss of ($43,359) for the same period of 2001, which is an increased loss of $223,087 from the prior year.

Capital and Liquidity.

The deficit earnings for the years 2000 and 2001 have caused the Company to be in a severe need of working capital throughout last year and continuing on in 2002.  Cash at the end of 2001 was $7,736, but there was also an overdraft of $742,871, which left the

Company with a deficit of $735,135.  This deficit increased slightly to ($ 775,620) at the end of the second quarter of 2002, but is still a matter of great concern, and one that management is working on diligently to rectify.   Measures taken by the Company to solve the cash deficit problem have been slow to be completed, although the Company did receive additional cash in 2001 from some additional long term borrowings and the refinancing of equipment.  However, cash flow from operating activities still were not sufficient to cover principal and interest payments on the long term debt and capital lease obligations. During the second quarter of 2002, the Company successfully completed modifications to its revenue equipment notes and Leases where principal and interest payments in arrears (3 to 5 months) were extended to the end of the obligations with its major lenders. These modifications resulted in bringing the obligations current and significantly increasing cash flow through the second quarter and in some cases, a portion of the third quarter.

Strong corrective actions were installed in 2000 and 2001 to generate positive cash flows to try to solve the cash flow deficit problem.  These actions were primarily designed to increase revenues through rate increases and decrease costs through equipment productivity improvements and operating cost reductions.  Results were seen from these actions through the first quarter of 2001 as the Company showed a modest profit for that period.  The earnings turnaround was not sustained through the balance of 2001, largely due to a price decrease from its largest customer on certain routes.  Although the Company took corrective actions by re-instituting an offsetting price increase on these routes, this was not completed until near year end.  This price decrease, plus a sharp plunge in freight demand, related to the nation’s economic downturn and the second consecutive year of substantial industry hikes in insurance costs, overcame the Company’s earlier profit recovery during 2001.

The Company incurred a loss of ($135,287) for the first quarter of 2002, which was slightly better than its projections for that period and significantly better than the profit performance of the third and fourth quarters of 2001.   Although management forecasted a modest profit for the second quarter of 2002, the Company’s performance for the quarter was approximately the same as the first quarter of 2002, showing a loss of ($131,159).  Major factors contributing to the shortfall in projected earnings were mostly revenue-related and included, but not limited to, operating with one less (2 vs. 3) driver training schools, delay in re-starting freight brokerage operations to complement the company-owned equipment operations, and the loss of some higher margin intrastate freight movements related to the country’s continuing manufacturing activity slump.

The Company has adjusted its operating corrective actions to offset these adverse factors by opening an additional (third) driver training school in the late second quarter and changing its sales mix to increase its inbound and outbound freight volume and margins via the addition of an increasing number of large national shippers through an enhanced sales force and focusing on its revenue improvement plan.  During the second quarter of 2002, the Company enhanced its existing on-the-road fuel stop program by converting to a paperless receipt at the pump. This action together with an in progress refinement of its approved fuel stops for lowest base prices is expected to improve the equipment productivity and generate a significant savings during the third quarter and on into the future.

The second quarter operating loss for 2002 is indicative of continued slow freight demand caused by the economy’s slow recovery from the recession in the second half of 2001, and from operating one less driver training school than in the previous year.  Management continues to constantly adjust its corrective actions to bring profits and cash flow positive as the need continues.  The Company continues its strong push to improve gross revenues and rates by seeking additional Columbus, Ohio-based outbound freight customers and by replacing discounted inbound brokered freight with direct freight business as a derivative of its expanded national customer base.   On the cost side, additional and significant cuts in the administrative head count and salaries continued.  Further decreases are also planned for administrative expenses through better cost controls.

The Company is also in the process of replacing its older and shorter (48 foot) trailers with new late model 53 foot trailers that are required in order for it to continue to add the larger national accounts.  The Company is continuing to attempt to improve its equipment productivity by reducing empty miles traveled through better geographic freight selection. Equipment productivity improvements are also expected from the Company’s strategic shift of the majority of its revenue equipment from its Marietta home base to Columbus, where there are significantly more freight opportunities.     Management believes that, if fuel prices do not go up significantly, coupled with its establishment of new, additional customers providing increased outbound and inbound freight rates, its personnel cuts and continuing control on general and administrative expenses, and an expected improving economy, the Company can be expected to progressively return to positive earnings in the remainder of 2002.   Further, Management believes it has adequate contingency plans instituted to offset certain external conditions, such as diesel fuel price increases, increased insurance costs, and a slowdown in the general economy that could adversely affect the Company’s financial performance and condition.

Management is also working with industry specific professional firms to facilitate raising a sufficient amount of equity capital to properly capitalize the Company in order to eliminate its working capital deficit and fund its growth plans.

PART II — OTHER INFORMATION

Item 5. Other Information

On August 5, 2002, the Company issued to Michael J. Post, President, an option to purchase 100,000 common shares, no par value, at an exercise price of $0.35 per share.  This grant was made pursuant to the Company’s Stock Option Plan and the terms and conditions thereof.  The option is exercisable at any time within ten (10) years of the date of its issuance, may be exercised in parts, and adjusts for any stock divisions or combinations or for stock dividends.

The Company and S. Gene Thompson memorialized on August 5, 2002, the terms of his employment as Vice President and Chief Financial Officer in a writing between the parties.  In accordance with the terms of the agreement, Mr. Thompson was given 25,000 common shares, no par value, of the Company, warrants to purchase an additional 25,000 common shares, no par value, of the Company at an exercise price of $0.35 per share, and will receive additional warrants to purchase 50,000 common shares in the future at the market price effective on the grant dates, which are to be given on January 1, 2003, and January 1, 2004.  The warrants may be exercised at any time within a ten (10) year period after the date of their issuance.  In the event that the Company shall terminate Mr. Thompson’s employment prior to the end of the three year term, or the Company shall enter into a merger or other combination with another company, then the grant date of the future warrants shall be accelerated to the date of such merger or combination.  Further, in the event that his employment is terminated by reason of a merger or combination, he shall be entitled to one year’s salary in a lump sum payment.

On July 25, 2002, the Company sold warrants to purchase 100,000 common shares of the Company to CitiCapital Commercial Corporation for valuable consideration.  The exercise price of the warrants is $0.001 per share.  The consideration was an agreement by CitiCapital Commercial Corporation to defer already late payments on equipment loans owed by the Company and an additional two (2) payments to the end of the terms of the loans without penalty or rewrite fees.  The warrants may not be exercised for a period of 3 years after the date of issuance and expire 5 years after the issue date and adjust for share dividends or stock splits.  CitiCapital Commercial Corporation has the right to require the Company to purchase the warrants at a price of $0.50 per warrant at any time between the 32nd month after the issue date and the end of the warrant term.

Item 6. Exhibits and Reports on Form 8-K

(B) Reports on Form 8-K

                There were no reports filed on Form 8-K during the quarter ending June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.
(Registrant)
Date August 19, 2002	/s/ Michael J. Post
(Signature)*Michael J. Post, President

Date August 19, 2002	/s/ S. Gene Thompson
(Signature)* S. Gene Thompson, Vice President and Chief Financial Officer