Form 10QSB
period 2002-09-30
GASEL TRANSPORTATION LINES INC
filed 2002-11-27
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX

Consolidated Balance Sheet at September 30, 2002 (Unaudited)

Statements of Consolidated Operations for the Three Months Ended September 30, 2002 and 2001 (Unaudited) and for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Statements of Consolidated Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Notes to Consolidated Financial Statements

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2002
(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$22,208
Accounts Receivable-Trade, Net of Allowance of $40,000	1,941,037
Inventory	202,873
Prepaid Expenses and Other Current Assets	304,814

Total Current Assets	2,470,932

Property and Equipment
Land and Buildings	770,054
Tractors	12,325,060
Trailers	5,165,074
Shop Equipment	405,285
Office Equipment	218,820
18,884,293
Less Accumulated Depreciation	9,050,931

Net Property and Equipment	9,833,362

Other Assets
Goodwill	353,438
Mortgage Receivable, Net of Current Portion	172,266
Other	227,955

Total Other Assets	753,659

TOTAL ASSETS	$13,057,953

See accompanying notes to consolidated financial statements.

September 30, 2002
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash Overdraft	$97,294
Notes Payable	2,009,288
Accounts Payable-Trade	620,404
Accrued Brokerage and Contract Labor, Interest and Other Expenses	660,720
Current Portion of Long Term Debt	3,889,660

Total Current Liabilities	7,277,366

Long Term Debt, Net of Current Portion	5,889,146

Total Liabilities	13,166,512

Redeemable Warrants	50,000

Stockholders’ Equity (Deficit)
Common Stock, no par value, 3,000,000 shares authorized, 2,437,966 issued and 2,430,066 outstanding	1,548,390
Additional Paid in Capital	223,229
Accumulated (Deficit)	(1,865,452)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Less: Notes Receivable	(46,893)

Total Stockholders’ Equity (Deficit)	(158,559)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,057,953

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Freight Income	$3,407,037	$3,922,529	$10,879,264	$13,860,106
Training School Revenue	115,026	244,986	378,221	695,775
	3,522,063	4,167,515	11,257,485	14,555,881

Cost of Revenue	3,131,111	3,816,873	9,623,415	12,509,788

Gross Profit	390,952	350,642	1,634,070	2,046,093

Operating Expenses
Garage Expenses	86,047	75,818	239,513	223,434
General and Administrative Expenses	493,266	511,838	1,391,829	1,576,209
	579,313	587,656	1,631,342	1,799,643

Operating Income (Loss)	(188,361)	(237,014)	2,728	246,450

Other Income (Expense)
Interest Income	4,493	833	5,168	2,422
Other Income	7,147	19,438	90,550	98,404
Gain on Sale of Assets	—	—	12,075	—
Interest Expense	(235,000)	(321,832)	(788,688)	(929,210)
	(223,360)	(301,561)	(680,895)	(828,384)

Income (Loss) Before Tax Provision	(411,721)	(538,575)	(678,167)	(581,934)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(411,721)	$(538,575)	$(678,167)	$(581,934)

Basic (Loss) Per Share	$(.170)	$(.224)	$(.281)	$(.242)

Diluted (Loss) Per Share	$(.170)	$(.224)	$(.281)	$(.242)

Weighted Average Common Shares Outstanding:
Basic	2,420,555	2,405,066	2,410,286	2,405,066
Diluted	2,420,555	2,405,066	2,410,286	2,405,066

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	Sept 30, 2002	Sept 30, 2001
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income (Loss)	$(678,167)	$(581,934)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and Amortization	1,657,509	1,777,525
Gain on Sale of Assets	(12,075)
(Increase) Decrease in:
Accounts Receivable-Trade	132,684	(791,358)
Inventory	(127)	(11,575)
Prepaid Expenses and Other Assets	31,791	(75,429)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	304,979	778,421
Net Cash Provided by Operating Activities	1,436,594	1,095,650

Cash Flows From Investing Activities
Proceeds from Sale of Assets	104,357	—
Purchases of Property and Equipment	(376,003)	(240,456)
Net Cash (Used) by Investing Activities	(271,646)	(240,456)

Cash Flows From Financing Activities
Line of Credit (Net)	395,518	301,187
Proceeds from Long Term Borrowing	—	655,789
Repayment of Notes Receivable	1,308	9,377
Proceeds from Capital Lease Obligations	—	142,136
Payments on Notes Payable-Related Parties	(112,646)	—
Principal Payments on Long Term Borrowing	(930,552)	(1,126,701)
Principal Payments Under Capital Lease Agreements	(208,976)	(300,469)
Proceeds from Issuance of Common Stock	8,750	—
Net Cash (Used) by Financing Activities	(846,598)	(318,681)

Net Increase (Decrease) in Cash	318,350	536,513

Cash & Cash Equivalents - (Overdraft) Beginning of Period	(393,436)	(735,135)

Cash & Cash Equivalents - (Overdraft) End of Period	$(75,086)	$(198,622)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows:

Cash and Cash Equivalents	$22,208	$20,432
Cash Overdraft	(97,294)	(219,054)

Net Cash and Cash Equivalents (Overdraft)	$(75,086)	$(198,622)

Supplemental Disclosures:

Interest Paid	$745,165	$794,783

Non-Cash Investing and Financing Activities:

Increase in Mortgage Receivable with Proceeds from Sale of Land and Building	$179,142	$—

Payoff Notes and Mortgage Payable with Proceeds from New Financing and Sale of Fixed Assets	$79,836	$4,224,110

Purchases of Property and Equipment with Proceeds of Notes Payable	$—	$1,244,530

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc. and its subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company earned approximately $100,796 in 1999, and sustained losses of $1,045,402 and $870,583 in 2000 and 2001, respectively, as well as a loss of $678,167 during the nine months ended September 30, 2002.  At September 30, 2002, current liabilities exceed current assets by approximately $4,806,434.  The Company had an accumulated deficit of approximately $1,187,285 at December 31, 2001, and $1,865,452 at September 30, 2002.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Management believes it has the capability to obtain additional capitalization through a combination of debt and equity to appropriately fund the Company.  Additionally, in an effort to mitigate certain external conditions that could adversely affect the Company’s financial performance (e.g., diesel fuel prices, insurance and the general economy,) management believes the Company is instituting adequate contingencies.

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

NOTE 3 – NOTES PAYABLE

Prior to September 11, 2002, the Company had a line of credit agreement with CitiCapital Business Credit, expiring in May, 2003.  The agreement allowed the Company to borrow up to $2,000,000, subject to borrowing base restrictions.  Interest was due monthly at 1% over prime.  The outstanding balance was secured by accounts receivable.

During 2002, the Company received advances in excess of the amount available under its borrowing base.  CitiCapital notified the Company of its default under the line of credit agreement and indicated its right to terminate the relationship.  On September 11, 2002, the Company entered into a Forbearance Agreement with CitiCapital which established terms for the issuance of a new line of credit agreement.  The terms included the assignment of accounts receivable and establishment of a collection agreement.

Under the collection agreement, CitiCapital collects and processes the assigned accounts receivable for a fee of .7% of invoiced amounts.  The funds collected are used to make payments on the CitiCapital over advance.  The Company receives a weekly allowance for budgeted and necessary items as approved by Citicapital as described in the Forbearance Agreement.

The new line of credit agreement expires in September, 2003.  The agreement allows the Company to borrow up to $2,000,000, subject to borrowing base restrictions.  Interest is due monthly at 2% over prime.  The outstanding balance of $1,869,036 at September 30, 2002, is secured by accounts receivable and all fixed assets.

No dividends may be paid, either in cash or in kind, on the Company’s common stock without the prior written consent of CitiCapital.  No dividends were paid during the nine months ended September 30, 2002.

NOTE 4 – WARRANTS

On July 25, 2002, the Company issued warrants to purchase 100,000 shares of common stock to CitiCapital Commercial Corporation for valuable consideration.  The exercise price of the warrants is $.001 per share.  The consideration was an agreement by CitiCapital to defer late payments on equipment loans and two additional payments owed by the Company to the end of the loan terms.  The warrants may not be exercised for a period of three years after date of issuance and expire five years after issue date; the warrants are to be adjusted for share dividends or stock splits.  CitiCapital also has the right to require the Company to buy back the warrants at a price of $.50 per warrant anytime between the 32nd month after issue date and the end of the warrant term.

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

The interim financial information for the quarters and nine months periods ended September 30, 2002, and September 30, 2001, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended September 30, 2002.

Freight revenues for the three months ended September 30, 2002, were $3,407,037, a decrease of $515,492 (13.1%) from the $3,922,529 in revenues for the third quarter of 2001.  The decrease in freight revenues from the prior year was basically attributable to operating with sixteen (16) less power units, including company owned trucks and leased owner operators (an adjustment to the persisting reduction in freight demand being experienced in the industry), increase in the number of idle trucks due to driver shortages, which was a result of an elevated driver turnover, and discontinuance of the Company’s freight brokerage operation in September 2001.

Training school revenues for the third quarter of 2002 were $115,026, a 53.0% decrease from the third quarter 2001 revenues of $244,986.   Training school revenue decreases were due to closing of the Lima, Ohio driver school in late 2001, leaving the Company operating in 2002 with two facilities compared to three in the 3rd quarter of 2001.  In addition, enrollment was significantly down in 2002 as a result of the scarcity of federal aid that is used to fund student tuition.

Cost of revenue, formerly referred to as equipment operating expenses, decreased in the third quarter of 2002 to $3,131,111 from $3,816,873 for the third quarter of 2001, which was expected since these costs are in direct relationship to revenue levels and the amount of equipment required to generate revenue, and the revenues were down from the prior year.  The decrease in cost of revenues totals 18.0%, which was greater than the percentage decrease in revenues (13.1%), which indicated a better efficiency in operations and because fuel prices were much lower than for the prior year period.  Operating expenses were down to $579,313 for the third quarter of 2002 compared to $587,656 for the like period of 2001, a decrease of $8,343 (1.4%), which was less than the percentage decreases in cost of revenue and freight revenues, and is indicative of the general and administrative expenses being relatively fixed from year to year.  The Company also decreased its number of personnel and associated costs as a compensating measure to declining revenues; this was partially offset by the costs related to the installation of a satellite communication system in each truck.

Operating income for the third quarter of 2002 was a loss of ($188,361), an improvement of $48,653 from the loss of ($237,014) for the same period of 2001.  Operating income as a percentage of total revenues improved from a negative 5.7% in the quarterly period ended September 30, 2001, to a negative 5.3% for the same period in 2001.  Contributing factors to the improvement were primarily the decrease in fuel prices, further reduced costs of diesel fuel resulting from various cost control measures that provide fuel discounts, decrease in depreciation expense associated with the revenue equipment reduction, and increased revenue per tractor, which were offset by general and administrative costs remaining at approximately the same level.

The net results were that the Company had a net loss after provision for income taxes for the third quarter of 2002 of ($411,721) compared to a net loss of ($538,575) for the third quarter of 2001, which is a reduction in the loss of $126,854 (23.6%) from the prior year.

In summary, the results for the three month period ending September 30, 2002, were primarily due to a significant decrease in revenue without a proportionate decrease in general and administrative costs.

Nine months Ended September 30, 2002.

Freight revenues for the nine months ended September 30, 2002, decreased $2,980,842 (21.5%) to $10,879,264 from $13,860,106 at the end of the nine months period ending September 30, 2001.  Training school revenues for the nine months ended September 30, 2002, decreased $317,554 to $378,221 (45.6%) from $695,775 for the nine months period ended September 30, 2001.  The decrease in freight revenues was, as stated for the quarterly results, basically attributable to the reduction in the number of power units and increase in the number of empty trucks resulting from a higher driver turnover.

Training school revenue decreases were due to a heavy fall off in student enrollment related to seasonal unavailability of government funding for tuition and operating with one less school compared to the prior year period.

Cost of revenue, formerly referred to as equipment operating expenses, decreased in the nine months period ended September 30, 2002, by $2,886,373 (23.1%) to $ 9,623,415 from $12,509,788 for the same period in 2001.  The decrease in expenses was basically proportional to the decrease in revenues, which as stated for the 3rd quarter results, was primarily due to the decrease in the amount of equipment being operated, and scaled-down operations with its attendant costs, offset in part by lower fuel costs.

Operating expenses decreased $168,301 (9.4%) to $1,631,342 for the nine months ended September 30, 2001, compared to $1,799,643 for the same period of 2001.  The decrease was entirely attributable to a decrease in the general and administrative costs, because, despite having lower revenues, garage personnel costs increased from the prior year, which was related to a delay in the equipment trade cycles (and higher repair costs) due to severely depressed equipment trade-in values.

Operating income for the nine months ended September 30, 2002, was $2,728, a decrease of $243,722 (98.8%) from $246,450 for the same period in 2001.  Operating income as a percentage of total revenues went down from 1.7% for the nine months ending September 30, 2001, to .02% for the same period in 2002.  The factors for the decrease for this period were basically due to a significant decrease in revenue without a proportional decrease in general and administrative costs.

The net results were that the Company had a net loss after provision for income taxes for the nine months period ended September 30, 2002, of ($678,167) compared to a net loss of ($581,934) for the same period of 2001, which is an increase of $96,233 (16.5%) from the prior year’s loss.  The net loss, as well as the increase in net loss from the prior year is basically attributable to a significant drop in revenue with general and administrative expenses remaining relatively fixed in dollar amount.

Capital and Liquidity.

Although improved from the end of last year, the Company continues to carry a negative working capital position.  Further, the net losses in the third quarter of 2002 have caused the Company to be insolvent in that its liabilities now exceed its assets.  This issue is trying to be rectified by the Company continuing its efforts to generate equity through the sale or placement of its equity securities and its efforts to operate profitably.

In its efforts to offset the deficit working capital position resulting from the current and prior years losses, the Company obtained working capital from new borrowings, negotiated a decrease in its monthly equipment payments to its major equipment lenders and instituted measures to operate more profitably.

Corrective actions to generate positive earnings include the development and implementation of a new sales/marketing program designed to add new large national customers designed to increase outbound and inbound rates and equipment productivity.

In addition the Company continues to improve its fuel costs by refining its on-the-road fuel stop program, and decreasing general and administrative expenses, with the expectation to improve the Company’s cash flow from these actions in the first quarter of 2003.  The Company is also considering adding ten (10) to twenty (20) power units in early 2003 to bring its revenue generating capability in line with its operating staff and overhead costs.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

99.1 Certification of Michael J. Post

99.2 Certification of S. Gene Thompson

(B) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ending September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc
(Registrant)
Date: November 27 , 2002	/s/ Michael J. Post

Date: November 27, 2002	(Signature)*Michael J. Post, President

Date: November 27, 2002	(Signature)*S. Gene Thompson, Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
OXLEY ACT OF 2002

                In connection with the Quarterly Report of Gasel Transportation Lines, Inc. on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Michael J. Post
Michael J. Post, President & CEO
November 27, 2002

/s/ S. Gene Thompson
S. Gene Thompson, Vice President & CFO
November 27, 2002