Form 10KSB
period 2002-12-31
GASEL TRANSPORTATION LINES INC
filed 2003-04-14
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

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

Common shares, no par value

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $14,642,798.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2003, was  $5,931,565 (based upon $0.63 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-Over The Counter Bulletin Board). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

On March 27, 2003, Gasel Transportation Lines, Inc. had outstanding 9,415,182 common shares, without par value, which is the issuer’s only class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes  ☐; No  ☒

PART I

Item 1. Description of Business.

GENERAL

The Company operates primarily as a truckload contract carrier with various customers which ship truckload quantities of both refrigerated and non-refrigerated commodities over various distances on a nationwide basis.  As a contract carrier, the freight rates are negotiated with the shipper and are dependent upon competition, place of origin and destination, and the type of commodity being hauled.  The Company formed a subsidiary corporation, GTL Logistics, Inc., during 2002 to operate as a freight broker, and it obtained its authority and commenced business as of the first of 2003.  As a freight broker, the Company takes shipping orders and selects carriers other than the Company owned equipment or leased owner/operators to transport the freight for a negotiated fee.

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

In July, 1996, the Company acquired the assets of a Florida based trucking company, Earl W. Kersey Trucking, Inc. that included a terminal and offices located on Highway 301 N, Dade City, Florida.  During 1999, the Company purchased 5 acres of land adjoining the Dade City, Florida terminal.  During 2001, the Company ceased its Dade City, Florida operations and during 2002 sold these properties.

Effective December 31, 2000, the Company entered into an agreement to purchase certain assets of Eagle Transport, Inc. and Eagle Transportation Services, Inc., affiliated companies with offices in Plain City, Ohio (which is in the greater Columbus, Ohio area.)  Under the agreement, the Company purchased the transportation equipment owned by Eagle Transport, Inc. and the freight transportation business of Eagle Transportation Services, Inc., which historically had approximately $9,000,000 in freight transportation revenues from both the equipment owned by Eagle Transport, Inc. and through owner/operators and brokered freight.  The purchase included the leasing of an office at the former Eagle offices and the hiring of some of Eagle’s former employees, primarily those involved in freight dispatching.  Since this acquisition commencing with business in 2001, the Company was unable to continue to fund the brokerage business it had acquired and ceased these operations in mid-2001.  Its use of the owner/operators that it had acquired in the transaction decreased from 10 to 1 by early 2002, when the Company relocated its offices in Columbus, Ohio from the office it leased from Eagle.  The Company retained the higher margin customers acquired in the transaction, and has subsequently built a solid presence with a growing number of large, national customers based in the Columbus area.

Until 2002, the Company has had a steady growth in revenues and owned equipment over the past several years.  During that time it had increased the number of owned, either directly or by capital lease, tractors from 23 to 117, its number as of March 31, 2002, its dry van box trailers from 31 to 144, and its refrigerated climate control trailers from 11 to 104, again as of March 31, 2002.  As of March 18, 2003, the numbers had decreased because of a decrease in freight demand and of various financing issues, so that it owned 101 tractors, 122 dry van trailers, and 77 refrigerated climate control trailers.  In addition, there are 12 tractors and 11 dry van box trailers that are owned and used in the driver training schools.  Annual freight revenues went from $3,325,606 for calendar year 1994 to $17,574,593 for calendar year 2001, and then decreased to $14,162,996 for the calendar year 2002.

The Company has an ISO 9002 certification by American Systems Registrar.  This certification means that the Company has been audited and verified to have written policies and procedures for the Company’s operations that are designed to monitor and improve customer service through a continuous documentation and corrective action procedure.

OPERATING STRATEGY

The Company is in direct competition with other motor freight carriers, including many companies that are significantly larger than the Company.  Therefore, the Company focuses on providing a high level of transportation services to its customer base with commensurate rates, rather than competing primarily on the basis of price.  Further, the Company has been able to compete with these other carriers because its main terminal in Marietta, Ohio, together with the equipment that is based there, is located in an area where there are few competitors domiciled, and because the Columbus, Ohio area has an abundance of inbound and outbound freight. Also, the Company attempts to provide better and more timely service, operate newer and specialized equipment, and to cater to certain major shippers as a means of competing.  With the Company commencing in 2001 its operations in the Columbus, Ohio market where there are many carriers, the competition helped to re-enforce the need for the Company to concentrate on providing excellence in its services.  The company continues to utilize the newest in equipment so that it now operates late model equipment utilizing fully integrated computer systems with onboard communications systems.

OPERATIONS

As a licensed carrier with the U. S. Department of Transportation and the various states and Canada, the Company business is dependent upon maintaining such operating authority.  One condition of retaining such authority is that the Company must maintain liability insurance for protection of the public.  Another is that the Company meet the safety fitness regulations as evidenced by a “satisfactory” rating by the U. S. Department of Transportation.

The owned terminal in Marietta, Ohio is required to comply with various state and federal environmental regulations with regard to the storage of fuel and oil and the disposal of waste oil and tires.  There is no significant cost associated with operating under these regulations; however, in the event of a major fuel or oil spillage, the cost of clean up could be significant.

DRIVERS

During most of 2002, the Company did not have any employees that directly worked for it because it leased them from an industry specific Professional Employment Organization (PE0).  This arrangement included the drivers.  Because of some financial difficulties with the arrangement with the PEO, the lease agreement was terminated during 2002 and the Company hired all of the personnel directly.  On March 14, 2003, the Company again began leasing its employees and outsourcing its related payroll/taxes processing with another PEO.  This allows the Company a savings on workers compensation premiums and relieves it from administration of payroll and related tax processing.

All of the drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including DOT mandated drug testing and personal background checks.  The Company recruits and retains drivers by offering competitive compensation packages, purchasing quality tractors and equipping them with optimal comfort and safety features, and emphasizing training and retention programs.  Drivers can earn bonuses on a per mile basis for safety, paperwork, compliance and number of miles driven.  All employees, including drivers, are eligible to participate in the health and life insurance plans maintained by the Company for its personnel.

Although the Company currently has an adequate number of drivers, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future.  Some driver shortages were experienced during 2001.  Significant driver turnover is a problem within the industry as a whole and it has affected the Company operations for 2002, when it experienced a higher than normal turnover rate.  In addition, the trucking industry is experiencing a diminished workforce of qualified drivers.  As a result, the Company must compete with other transportation service companies for the available drivers.  It is anticipated that the intense competition for qualified drivers in the trucking industry will continue.  The Company is able to acquire new, inexperienced drivers through its driver training schools and utilize them in conjunction with experienced drivers as teams, which helps with meeting its driver needs.

In addition to the driver employees, the Company contracts with a limited select group of independent contractors who own and operate their own tractors and trailers (referred to as “owner/operators”).  There are currently 3 of them.  Each owner/operator is required to enter into an owner/operator lease agreement which is cancelable by either party upon thirty days notice.  The owner/operators provide the Company with an additional source of drivers and equipment.  The Company is currently trying to expand its fleet by contracting with additional owner/operators.  By doing so, the Company expects to increase its revenue and margins without any cash outlay or equipment purchase obligation.

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

The terminal has above ground fuel storage and a waste oil storage facility that is regulated by the EPA.

The property is subject to a mortgage with the usual conditions that the Company is entitled to use of the property for its business needs so long as it is operated in a lawful manner and the mortgage note is paid and not in default.  There are no other operating or use restrictions.  The Company also has a second mortgage lien upon the properties that contains similar conditions.

The Company also leases an office and parking facilities in Columbus, Ohio.  The lease is for a term of 3 years.  The premises have available for lease a two bay garage if the Company decides that it needs such facility.

Item 3. Legal Proceedings.

The Company from time to time has been a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  The Company is not a party to any litigation that, individually or in the aggregate, management believes will have a material adverse effect on its financial condition or operations.  The Company maintains insurance that management believes is adequate to cover its liability risks.  In order to settle litigation that was commenced or threatened during 2002, the Company entered into various payment arrangements.  None of these has caused the Company to incur significant additional costs beyond the amount being due to the claimants.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

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

	Bid Prices
	High	Low
Calendar Year 2002

First Quarter	$0.75	$0.35

Second Quarter	$0.45	$0.20

Third Quarter	$0.85	$0.20

Fourth Quarter	$0.79	$0.30

Calendar Year 2001

First Quarter	$1.5625	$0.6875

Second Quarter	$1.23	$0.43

Third Quarter	$1.15	$0.65

Fourth Quarter	$0.65	$0.31

(B)  On March 27, 2003, there were 71 shareholders of record of the common shares.  There are also an estimated 375 beneficial shareholders who hold their shares in street name.

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

Recent Sales of Unregistered Securities.

(A)  The following table sets forth information relating to sales of unregistered securities made by the Company during the last quarter of 2002 and through the 24th of March, 2003.  All of the sales were for cash.  There were no underwriting commissions paid.  The securities were sold to Starz Investments Limited, a Belize corporation, pursuant to a contract entitled Regulation S Stock Purchase Agreement, under which it was to purchase the shares at a discount of 65% of the closing bid price on the day prior to a sale. The offering was made in reliance upon Regulation S adopted under The Securities Act of 1933, as amended (the “Act”), and resale of the shares is restricted in accordance with the provisions of Regulation S, which restricts resale for a period of one year after the purchase dates in the United States or to any person who is not a U.S. Person as defined in Regulation S.

Date of Sale	Class of Securities	Number of Shares Sold	Price per share	Total Amount Received
December 3, 2002	Common shares, no par value	800,840	$0.1225	$98,077.90
December 6, 2002	Common shares, no par value	647,971	$0.1225	$79,351.45
December 19, 2002	Common shares, no par value	300,709	$0.1225	$36,836.85
December 19,2002	Common shares, no par value	674,903	$0.1050	$70,864.82
January 10, 2003	Common shares, no par value	452,458	$0.1050	$47,483.09
January 31, 2003	Common shares, no par value	2,091,373	$0.1482	$309,980.00
February 18, 2003	Common shares, no par value	371,052	$0.1482	$55,000.00
February 18, 2003	Common shares, no par value	115,793	$0.1750	$20,238.78
March 5, 2003	Common shares, no par value	715,229	$0.1995	$142,688.19
March 19, 2003	Common shares, no par value	482,912	$0.1995	$96,340.94
Total	Common shares, no par value	6,653,240		$956,862.02

Consulting fee to 1st SB Partners, Ltd. for preparation of offering document and arranging sale of shares	$86,118
Balance of amounts due to State of Ohio for license tags for tractors and trailers	$135,000
Reimburse PeopLease Corporation for payroll paid by it during 2002	$113,000
Past due payroll taxes	$100,000
Settle past due vendor and insurance payables	$52,200
Working capital	$470,564

(B)  The following table sets forth information regarding issuance of shares made by the Company during the last quarter of 2002 and through March 27, 2003, without use of an underwriter to persons in exchange for services:

Date of Sale	Class of Securities	Number of Shares Issued	To Whom Issued
December 11, 2002	Common shares, no par value	30,000	Market Pathways(1)
December 19, 2002	Common shares, no par value	200,000	Sarah R. Speno, Trustee(2)
February 7, 2003	Common shares, no par value	100,000	Sarah R. Speno, Trustee(2)
Total	Common shares, no par value	330,000

(1)          Market Pathways provided shareholder relations services and marketing reports that it decimated to securities broker/dealers and as part of its compensation, it received the shares in a non-public offering.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

(2)          Sarah R. Speno, Trustee of The SRS Trust, received these shares as the nominee for 1st SB Partners, Ltd., a company that performed consulting services for the Company in the preparation of the offering of its shares under Regulation S and in negotiating the Regulation S Stock Purchase Agreement that the Company executed with Starz Investments, Ltd..  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.  1st SB Partners has the right to request that an additional 100,000 common shares, no par value, be issued to it by the Company as part of its consulting compensation.

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as “believe,” “may,” “could,” “expects,” “hopes,” “anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements.  The Company’s actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, the expected war in Iraq, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company’s core of shippers, fuel prices, driver costs, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors.  The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this annual report.

RESULTS OF OPERATIONS

Freight revenues for the twelve months ended December 31, 2002, decreased $3,411,597 (19.4%) to $14,162, 996 from $17,574,593 for the year ended 2001.  Training school revenues for the twelve months ended December 31, 2002, also decreased going from $805,563 to $479,802, a decrease of $325,761 (40.4%) for the twelve months period ended December 31, 2002. The decrease in freight revenues was basically because the Company had 25 fewer power units in service from the prior year because of reducing the number of owner/operators being leased by the Company, turning back some older equipment to the lenders, and generally having some equipment inoperable because of accidents or because of breakdowns resulting from extending the trade cycle.  Training school revenue decreases were due primarily to a reduction in average enrollment per facility resulting from a lack of funding agencies to finance student enrollments and because of operating one less school for most of the year.

Operating loss for the twelve months ended December 31, 2002, was ($524,430), which was a decrease of $750,865 (331.6%) from a profit of $226,435 for the same period in 2001.  The gross profit margin decreased from 13.9% in 2001 to 12.9% in 2002.  Primary factors for the gross margin decrease were an increase in fuel prices, an increase in fuel consumption rates due to equipment age and prolonged cold weather, an increase in insurance premiums, and loss of freight opportunities due to an insufficient trailer pool and unmanned power units.  Profitability was further adversely effected by an increase of $80,498 in the general and administrative expenses from $2,041,797 in 2001 to $2,093,268 in 2002 in part due to an increase in bad debts, increased garage expenses of $29,027, and losses from the disposal of assets of ($ 253,800) an increase of $231,101 from losses in 2001 of ($22,699); these effects were partially offset by decreased interest expense of $172,869 from $1,276,012 in 2001 to $1,103,143 in 2002.

The results were that the Company incurred a net loss after provision for income taxes for the twelve months period ended December 31, 2002 of ($1,761,555) compared to a net loss of ($870,583) for the same period in 2001, an increase of $890,872 (102.37%) from the prior years loss.

CAPITAL AND LIQUIDITY

Although the Company’s earnings had historically been positive, it sustained substantial operating losses in both 2000 and 2001, and again in 2002.  Although the loss had decreased in 2001 from the prior year, and the Company was projecting better results for 2002 than for 2001, this did not prove to be true.  The Company sustained a bigger loss during 2002 than in either of the previous years.  This has resulted in the Company having its liabilities exceed it assets, which is one of the tests for bankruptcy, and in having a significant and continuing need for working capital.  During 2002, the Company was able to satisfy some of its working capital needs by negotiating a deferral of monthly installment payments with its secured equipment lenders, and partially through a Regulation S offering that the Company commenced in October 2002.  However, the amount of capital that it has been able to raise has not been sufficient to offset the losses sustained during 2002 and that are continuing during the first quarter of 2003, so that there continues a need for additional working capital.

At December 31, 2002, the Company’s current liabilities exceeded its current assets by approximately $5.5 million.  A large portion of this deficit relates to the current portion of long term debt, which management expects the Company to pay from its normal operational cash flow.

Management is working diligently to obtain additional capitalization for the Company in the form of debt and/or equity to appropriately capitalize the Company in its current position and to provide a solution to this need for working capital.

To that end, in late 2002 the Company undertook the sale of 7,000,000 of its common shares, without par value, under a Regulation S offering to a non U.S. Person, as that term is defined in the Regulation S promulgated under The Securities Act of 1933, as amended.  Some of the sale was completed in December 2002 and the balance is being completed in the first quarter of 2003.  Unfortunately, stock market conditions and past financial needs of the

Company, as well as the economic conditions, have caused the proceeds from the sales of shares to be expended without the Company obtaining all of the benefits that it had envisioned when it undertook to sell the shares.  Management has had for the past year what it deemed adequate contingency plans instituted to offset certain external conditions, such as diesel fuel price increases, increased insurance costs and a slowdown in the general economy that could adversely affect the Company’s financial performance and condition, but these plans were not able to fully meet them.  Management is continuing to look at means for solving its capital needs during 2003.

One of these means would be to increase the amount of equipment being owned and/or operated by the Company.  The Company has been examining the potential to acquire the assets of another mid-west based truckload transportation company that operates compatible routes and that has the potential to increase rates in its traffic lanes and to reduce costs through an asset acquisition by the Company.  Such an acquisition is believed to be necessary by management in order to increase productivity to a level that will support the Company overhead and enable it to operate with a positive cash flow.

Another means could be to contract with owner/operators to lease their equipment and have them transport freight for the Company.  Still another would be to raise additional capital through a securities offering, be it debt or equity.

Although management is examining these various means of solving these problems, there can be no assurance that any of them will be available to the Company, or if available, that they will solve the problems.

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

In 2002, soft freight demand, unmanned trucks, a deficient trailer pool, and rising fuel and insurance costs combined to keep the Company’s equipment productivity and margins below a profitable level.  In addition, high General and Administrative expenses, in part caused by abnormally steep bad debts, coupled with losses on the disposal of equipment, mostly due to market conditions, drove the Company’s losses up compared to the prior two years.

Management believes that, if fuel prices decrease to more normal levels, coupled with its establishment of new, additional customers providing increased outbound and inbound freight rates, replacing its 48’ trailers with 53’ trailers, increasing its trailer pool to meet customer loading conditions, adding an owner/operator fleet and freight brokerage operation, continuing control on general and administrative expenses, and an improving economy, the Company can be expected to progressively return to positive earnings in 2003.

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
Marietta, Ohio

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheet of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2002, and the related statements of consolidated operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VAN KREVEL & COMPANY

Dublin, Ohio
February 28, 2003

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2002

ASSETS

Current Assets
Cash & Cash Equivalents	$44,205
Accounts Receivable-Trade, Net of Allowance of $74,000	1,946,265
Inventory	166,402
Prepaid Expenses and Other Current Assets	438,545

Total Current Assets	2,595,417

Property and Equipment
Land and Buildings	770,054
Tractors	12,000,724
Trailers	4,681,313
Shop Equipment	405,285
Office Equipment	218,820
18,076,196
Less Accumulated Depreciation	9,140,983

Net Property and Equipment	8,935,213

Other Assets
Goodwill	353,438
Mortgage Receivable, Net of Current Portion	170,785
Other	135,642

Total Other Assets	659,865

TOTAL ASSETS	$12,190,495

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Cash Overdraft	$138,730
Notes Payable	1,903,167
Accounts Payable-Trade	754,570
Accrued Brokerage, Contract Labor, Interest and Other Expenses	515,040
Accrued Payroll and Payroll Taxes	390,126
Current Portion of Long Term Debt	4,327,079

Total Current Liabilities	8,028,712

Long Term Debt, Net of Current Portion	5,107,696

Total Liabilities	13,136,408

Redeemable Warrants	50,000

Stockholders’ Equity (Deficit)
Common Stock, no par value, 10,000,000 shares authorized, 5,086,365 issued and 5,078,465 outstanding	1,839,974
Additional Paid in Capital	130,786
Accumulated Deficit	(2,948,840)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Total Stockholders’ Equity (Deficit)	(995,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,190,495

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
Years Ended December 31, 2002 and 2001

	2002	2001

Revenues
Freight Income	$14,162,996	$17,574,593
Training School Revenue	479,802	805,563
	14,642,798	18,380,156

Cost of Revenue	12,754,005	15,820,996

Gross Profit	1,888,793	2,559,160

Operating Expenses
Garage Expenses	319,955	290,928
General and Administrative Expenses	2,093,268	2,041,797
	2,413,223	2,332,725

Operating Income (Loss)	(524,430)	226,435

Other Income (Expense)
Other Income	110,177	187,984
Interest Income	9,641	13,709
Interest Expense	(1,103,143)	(1,276,012)
(Loss) on Asset Disposals	(253,800)	(22,699)
	(1,237,125)	(1,097,018)
(Loss) Before Tax Provision	(1,761,555)	(870,583)

Provision for Income Taxes	—	—

Net (Loss)	$(1,761,555)	$(870,583)

Basic (Loss) Per Share	$(.685)	$(.362)

Diluted (Loss) Per Share	$(.685)	$(.362)

Weighted Average Common Shares Outstanding:

Basic	2,569,976	2,405,066
Diluted	2,569,976	2,405,066

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2002 and 2001

			Additional Paid in Capital	Accumulated (Deficit)	Treasury Stock	Notes Receivable Stock Issuance

	Common Stock
	Shares	Amount

Balances, December 31, 2000	2,412,966	$1,539,640	$223,229	$(316,702)	$(17,833)	$(64,919)

Net (Loss)				(870,583)

Payment received						18,026

Balances at December 31, 2001	2,412,966	1,539,640	223,229	(1,187,285)	(17,833)	(46,983)

Net (Loss)				(1,761,555)

Cost of Increase in Authorized Shares			(17,550)

Issuance of Common Stock Shares	2,673,399	300,334	(28,000)

Write-off Receivable Stock Issuance			(46,893)			46,893

Balances at December 31, 2002	5,086,365	$1,839,974	$130,786	$(2,948,840)	$(17,833)	$0

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001

Cash Flows From Operating Activities
Net (Loss)	$(1,761,555)	$(870,583)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and Amortization	2,199,172	2,332,991
Loss on Sale of Equipment	253,800	22,699
Common Stock Issued as Compensation	12,950	—
Provision for Doubtful Accounts	259,160	18,765
(Increase) Decrease in:
Accounts Receivable-Trade	(131,704)	(611,846)
Inventory	36,471	(33,111)
Prepaid Expenses and Other Assets	(25,307)	(163,773)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	656,518	583,720
Net Cash Provided by Operating Activities	1,499,505	1,278,862

Cash Flows From Investing Activities
Purchases of Property and Equipment	(400,074)	(300,456)
Proceeds from Sale of Assets	276,429	252,002
Net Cash Used By Investing Activities	(123,645)	(48,454)

Cash Flows From Financing Activities
Line of Credit, Net	219,895	212,921
Repayment of Note and Mortgage Receivables	2,649	18,026
Proceeds from Short Term Borrowing-Related Party	—	100,000
Payment on Notes Payable Related Party	(43,146)	(78,796)
Proceeds from Long Term Borrowing	89,763	715,789
Proceeds from Capital Lease Obligations	50,970	142,136
Principal Payments on Long Term Borrowing	(1,219,107)	(1,537,803)
Principal Payments Under Capital Lease Agreements	(321,841)	(460,982)
Proceeds from Issuance of Common Stock	161,418	—
Decrease in Additional Paid in Capital	(17,550)	—

Net Cash Used by Financing Activities	(1,076,949)	(888,709)

Net Increase (Decrease) in Cash	298,911	341,699
Net Cash & Cash Equivalents (Overdraft)-January 1	(393,436)	(735,135)

Net Cash & Cash Equivalents (Overdraft)-December 31	$(94,525)	$(393,436)

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
Years Ended December 31, 2002 and 2001

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows at December 31:

	2002	2001

Cash and Cash Equivalents	$44,205	$20,529
Cash Overdraft	(138,730)	(413,965)
Net Cash & Cash Equivalents (Overdraft)-December 31	$(94,525)	$(393,436)

Supplemental Disclosures:

Interest Paid	$984,030	$1,141,475

Non-Cash Investing and Financing Activities

Increase in Mortgage Receivable Upon Sale of Land and Building	$179,142	$—

Notes Payable Reduction Upon Sale of Fixed Assets	$271,378	$—

Purchases of Property and Equipment with Direct Financing	$248,930	$1,244,530

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Gasel Transportation Lines, Inc., and its subsidiaries, Gasel Driver Training Schools, Inc., and GTL Logistics, Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company is engaged in the interstate trucking industry.  Gasel holds federal authority as a motor freight common carrier, contract carrier, and freight broker.  Its authority includes the continental United States and Canada.  Principal offices of the Company are located in Marietta, Ohio.  In addition, the Company has motor terminal and maintenance facilities in Marietta, Ohio, and a terminal/sales office in Columbus, Ohio.  One of Gasel’s subsidiaries is a state-licensed Class A truck driver training school.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company sustained losses of $1,761,555 in 2002, $870,583 in 2001 and $1,045,402 in 2000.  At December 31, 2002, current liabilities exceeded current assets by approximately $5.5 million.  The Company had an accumulated deficit of $2,948,840 at December 31, 2002 and $1,187,285 at December 31, 2001.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company continues to develop and implement corrective actions designed to increase revenues and decrease costs to generate positive earnings and cash flows from its operations

In late second quarter 2002, management set in motion a plan to change its sales mix to increase the freight volume, rates and margins via the addition of large national shippers out of its Columbus, Ohio terminal and inbound from its primary traffic lane in the northeast U.S.

At year end 2002, the average revenues per mile were significantly up and management believes the higher rates and revenue levels will be sustained and improved in 2003 and beyond from the efforts of its enhanced sales force.  In addition, the Company installed freight brokerage and owner operator programs late in 2002 and early 2003.  These programs are expected to provide incremental revenues and contributions to profits without additional cash outlays.

To improve its equity deficit, the Company raised approximately $300,000 during 2002 and an additional $394,000 during January and February 2003, in equity capital through the issuance of restricted stock and anticipates the total issuances to provide over $1.0 million at the end of the quarter ending March 31, 2003.

Management plans to obtain additional capitalization through a combination of debt and equity to appropriately fund the Company.  To facilitate this effort and add to its earnings potential, and in addition to the Company’s internal corrective actions, management continues to pursue an aggressive growth-through-acquisition strategy as the industry continues to lend itself to consolidation.

In an effort to mitigate certain external conditions that could adversely affect the Company’s financial performance (e.g., diesel fuel prices, insurance costs and the general economy), cost containment programs continue to be installed, particularly for major operating costs.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional funding and to increase its revenues and equipment productivity, while containing costs.  No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition

The Company recognizes revenue and direct shipment costs upon shipment of the related freight.  Direct shipment costs generally include the driver costs.  These costs are recorded as an expense and as accrued payroll or contract labor upon shipment of the related freight.  Driver training school revenues and rental income are recognized when earned.

Accounts Receivable-Trade

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The Company does not charge interest on trade receivables.

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

Goodwill

During 2000, the Company purchased an existing freight transport and freight brokerage business in the Columbus, Ohio area.  Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired at the date of acquisition.  The amount is shown net of accumulated amortization of $9,062 at December 31, 2002.

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

Advertising

All advertising costs are expensed as incurred.  Advertising expense was $44,531 and $50,873 for the years ended December 31, 2002 and 2001, respectively.

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

NOTE 2 - NOTES RECEIVABLE-STOCK ISSUANCE

2002
Notes receivable consists of:

Unsecured note receivable, dated June, 1999, Merchants Financial, 10% due on demand	$17,815

Unsecured note receivable, dated August, 1999, Corna Securities, 10% due on demand	29,078

46,893
Receivable write-off	(46,893)

(See Note 12.)	$—

Both notes had been deemed uncollectible and written off as of December 31, 2002.

NOTE 3 - MORTGAGE RECEIVABLE

The Company sold a facility located in Dade City, Florida, in June of 2002, to an unrelated party.  A portion of the sales price was received in a promissory note at the property sale closing.  At December 31, 2002, the balance due on this mortgage receivable was $176,494.  Payments are to be received based on a ten year amortization schedule.  The note bears interest at an annual rate of 8%.  The note is secured by a mortgage on the property sold.

The Company still retains a mortgage payable due against this property in the amount of $174,778 at December 31, 2002.  As payments are made on the mortgage receivable, the Company will pay down the mortgage payable.

NOTE 4 - LONG TERM DEBT

Long-term debt consists of the following:

2002
Mortgages Payable	$1,053,942
Notes Payable	6,881,666
Capital Lease Obligations	1,499,167
9,434,775
Less Current Maturities	4,327,079

$5,107,696

Notes payable and capitalized lease obligations are collateralized by property and equipment having a net book value of $8,042,667 at December 31, 2002. The mortgages payable are collateralized by land and building, with a net book value of $681,846 at December 31, 27002, as well as a first security interest in all shop and office equipment.  One of the mortgages is personally guaranteed by an officer and major stockholder, and by his wife.  Certain other notes are personally guaranteed by the stockholder and officer. (See Note 14).  Interest rates range from 3.9% to 15.0% during 2002 for the notes.  Rates for the mortgages ranged from 8.25% to 9.0% for 2002.

Annual maturities on long term debt, excluding capital lease obligations, for the five years ending after December 31, 2002, are as follows:

2003	$3,643,358
2004	1,936,614
2005	1,740,068
2006	253,420
2007 and thereafter	362,148
$7,935,608

NOTE 5 - NOTES PAYABLE

Prior to September 11, 2002, the Company had a line of credit agreement with CitiCapital Business Credit, expiring in May, 2003.  The agreement allowed the company to borrow up to $2,000,000, subject to borrowing base restrictions.  Interest was due monthly at 1% over prime.  The outstanding balance was secured by accounts receivable.

During 2002, the Company received advances in excess of the amount available under the borrowing base.  CitiCapital notified the Company of its default under the line of credit agreement and indicated its right to terminate the relationship.  On September 11, 2002, the Company entered into a Forbearance Agreement with CitiCapital, which established terms for the issuance of a new line of credit agreement.   The terms included the assignment of accounts receivable and establishment of a collection agreement.

Under the collection agreement, Citicapital collects and processes the assigned accounts receivable for a fee of .7% of the invoice amount.  The receivable collections are used to reduce the outstanding loan balance, including an over advance at December 31, 2002.

The new line of credit agreement expires in September, 2003.  The agreement allows the Company to borrow up to $2,000,000, subject to borrowing base restrictions.  Interest is due at 2% over prime.  The outstanding balance of $1,692,873 at December 31, 2002, is secured by accounts receivable and all fixed assets.

No dividends may be paid, either in cash or in kind, on the Company’s common stock without the prior written consent of CitiCapital Commercial Corporation.  No dividends were paid in 2002 or 2001.

At December 31, 2002, the Company had a demand note (secured by stock of Gasel Driver Training School, Inc.) payable to a stockholder, in the amount of $69,500 (see Note 14).  In addition, notes payable include an unsecured note payable to a bank in the amount of $82,236 and an unsecured related party note payable in the amount of $58,558.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

The Company leases tractors and trailers under capital leases that expire from 2002 through 2007.  These assets are included in property and equipment as follows:

2002

Tractors	$507,397
Trailers	1,429,308

1,936,705
Less Accumulated Depreciation	(408,184)

$1,528,521

Future minimum annual lease payments as of December 31, 2002, are as  follows:

2003	$919,450
2004	575,129
2005	208,614
2006	128,280
2007	21,380
1,852,853
Less amount representing interest	(353,686)

Present value of net minimum lease payments	1,499,167
Less current portion	(683,721)
Long Term Portion	$815,446

NOTE 7 - OPERATING LEASES

During 2002, the Company leased a terminal and sales office in Plain City, Ohio, from ETS, a company owned by a stockholder of Gasel. The Company paid rent expense during the year ended December 31, 2002, of $9,715 to this related party.

In addition, the Company leases a terminal and school facilities at three separate locations in Ohio on a one year basis.  Rent expense paid during the year ended December 31, 2002, was $58,457.

The Company leased its employees under a one year employee leasing agreement with PeopLease Corporation, a South Carolina Corporation.  PeopLease provided the Company with all of its drivers, mechanics and office workers.  The Company paid $3,318,165 and $5,794,176 for its leased employees in 2002 and 2001, respectively.  Accrued contract labor to PeopLease at December 31, 2002, was $169,887.

As of August 31, 2002, the Company began paying these employees through its own payroll system, including appropriate payroll taxes.

The Company leases trailers and other equipment under long-term operating leases.  The Company incurred $258,581 and $124,976 for its operating leases in 2002 and 2001, respectively.  Future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2002, are:

2003	$283,032
2004	283,032
2005	283,032
2006	140,436
$989,532

NOTE 8 - INCOME TAXES

Income tax expense (benefit) consists of:

December 31,
	2002	2001
Current:
Federal	$—	$—
State	—	—

	$—	$—
Deferred:
Federal	$—	$—
State	—	—
	$—	$—

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rates to income tax provisions is as follows:

	December 31,
	2002	2001

Income tax at statutory rates	$(599,000)	$(296,000)
Add: Tax effect of permanent differences	—	—
Increase in valuation allowance	599,000	296,000
Total income tax provision	$—	$—

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31 2002
Deferred tax assets:
Net operating loss carryforward	$1,984,000
Contribution carryover	2,000
Deferred tax asset valuation allowance	(183,000)
Total deferred tax assets	$1,803,000

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$1,803,000

Total deferred tax liabilities	$1,803,000

These amounts are presented in the accompanying consolidated balance sheet as follows:

Noncurrent deferred tax assets	$1,803,000
Noncurrent deferred tax liability	(1,803,000)
Net deferred tax asset	$—

At December 31, 2002, the Company has net operating loss carryforwards of $5.8 million for income tax purposes that expire in years 2009 through 2022.

NOTE 9 - EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the year.  At December 31, 2002 and 2001, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants.  This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2002	2001
Income (loss) available to common stockholders used in basic EPS and diluted EPS	$(1,761,555)	$(870,583)

Weighted average number of common shares used in basic EPS	2,569,976	2,405,066

Effect of dilutive securities: Stock options and warrants	—	—

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	2,569,976	2,405,066

At December 31, 2002 and 2001, options on 149,053 and 41,176 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.

NOTE 10 - COMMON STOCK - RESTRICTED SHARES

In August, 2002, the Company contracted with 1st SB Partners, LTD, New York, NY, to provide financial planning to obtain funding arrangements.  As part of this contract, the Company agreed to issue 400,000 shares of its restricted common stock to 1st SB Partners, in exchange for successfully executing a funding agreement on behalf of the Company.  In October, 2002, a funding arrangement with Starz Investment, Ltd., a Belize international business company, was formalized.  In accordance with the Company’s agreement with 1st SB Partners, in December 2002, the Company issued them 200,000 shares of its restricted common stock, and recorded an increase in common stock and a decrease in additional paid in capital in the amount of $28,000, (.35 of the current market value of $.40 times 200,000 shares.

In October, 2002, the Company entered into a Stock Purchase Agreement with Starz Investment, Ltd., a Belize international business company, to accept an irrevocable commitment to use its best efforts to purchase up to 7 million shares of the Company’s common stock in an exempt transaction subject to Regulation S, at .35 times the closing bid price on the related purchase dates.  At December 31, 2002, 2,418,399 shares were sold and issued for $259,384, net of issuance costs of $25,722.  During the two months ended February 28, 2003, 3,030,676 shares were sold and issued for the sum of $393,737, net of issuance costs of $38,965.

In October, 2002, the agreement with 1st SB Partners, Ltd. was amended to include, as compensation for services, an increase of 2% for a total of 9% cash fee compensation, payable ratably as funding occurs.  The Company paid 1st SB Partners $25,722 and $38,965 in 2002 and the two months ended February 28, 2003, respectively.

In December, 2002, the Company issued 30,000 shares of restricted common stock to Market Pathways Financial Relations, Inc. for professional services rendered related to promotional campaigns designed to improve shareholder value.  The Company valued these shares at $4,200, (.35 of the current market value of $.40 times 30,000 shares.

NOTE 11 - STOCK OPTIONS

The Company has adopted a stock option plan, which provides for the granting of options to certain officers, directors and key employees of the Company. Currently, options for 410,000 shares of common stock have been issued under this plan.  The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. Grantees vest in the options at the date of the grant.  The exercise price of each option that has been granted under the plan equals 100% of the market price of the Company’s stock on the date of the grant. Options under this plan vest on the grant date and are exercisable for a period not to exceed 10 years from the option grant date.  Options are non-transferable.

On August 2, 2002, the Company issued an option to purchase 100,000 shares of common stock shares, no par value, at an exercise price of $.35 per share to Michael J. Post, President.  This grant was made pursuant to the Company’s Stock Option Plans and the terms and conditions thereof.  The option is exercisable at any time within 10 years.

A summary of the status of the Company’s stock option plan as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

	2002		2001
	Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	310,000	$.81	310,000	$.81
Granted	100,000.35		—
Exercised	—		—
Forfeited	—		—

Outstanding at end of year	410,000	$.70	310,000	$.81

Exercisable at end of year	410,000		310,000

Weighted average fair value of options granted during the year	$100,000	$.35	$—

The following table summarizes information about stock options outstanding at December 31, 2002.

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02

$.95	210,000	4.42	$.95	210,000
$.50	100,000	5.75	$.50	100,000
$.35	100,000	9.58	$.35	100,000

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

Disclosures required by SFAS 123, Accounting for Stock Based Compensation, are as follows:

Dividend Yield	0%
Risk Free Interest Rate	5.25%
Expected Life	5 Years
Expected Volatility	245.43%

Had compensation cost been determined on the basis of fair value pursuant to FASB No. 123, net loss and net loss per share would have been recorded as follows:

Net Loss
As Reported	$(1,761,555)
Pro Forma	$(1,796,369)

Basic and Diluted Loss Per Share
As Reported	$(.685)
Pro Forma	$(.699)

NOTE 12 - WARRANTS

As part of the July, 1996 securities offering, the underwriter was granted a warrant to purchase 30,870 shares of common stock at a purchase price of $1.25 per share.  This warrant was exercised in August, 1999, by executing a 10% cognovit note in the amount of $38,500, of which $29,078 was outstanding at December 31, 2001.  As of December 31, 2002, the balance had been deemed uncollectible and written off to additional paid in capital.

As part of a consulting agreement dated October, 1998, Merchants Financial acquired 80,000 shares of the Company’s common stock at a purchase price of $1.38 per share by executing 10% cognovit demand notes totaling $110,000.  At December 31, 2001, $17,815 of these cognovit notes was outstanding.  As of December 31, 2002, the balance had been deemed uncollectible and written off to additional paid in capital.

As part of the December 2000 acquisition of the freight transport and freight brokerage business of Eagle Transportation Services, Inc., and Eagle Transport, Inc., the Sellers were granted warrants to purchase 100,000 shares of common stock at $2.50 per share and 75,000 shares of common stock at $3.00 per share, exercisable after one year and expiring in 10 years.

On July 25, 2002, the Company issued warrants to purchase 100,000 shares of common stock to CitiCapital Commercial Corporation for valuable consideration.  The exercise price of the warrants if $.001 per share.  The consideration was an agreement by CitiCapital to defer late payments on equipment loans and two additional payments owed by the Company to the end of the loan terms without penalty or rewrite fees.  The warrants may not be exercised for a period of three years after date of issuance and expire five years after issue date; the warrants are to be adjusted for share dividends or stock splits.  CitiCapital also has the right to require the Company to buy back the warrants at a price of $.50 per warrant anytime between the 32nd month after issue date and the end of the warrant term.

On August 5, 2002, the Company and S. Gene Thompson executed an Employment Agreement outlining the terms and conditions of Mr. Thompson’s employment as Vice President and Chief Financial Officer.  In accordance with the terms of this agreement, Mr. Thompson was given 25,000 shares of common stock, no par value, of the Company; warrants to purchase an additional 25,000 shares of common stock, no par value, of the Company at an exercise price of $.35 per share; and will receive additional warrants to purchase 50,000 shares of common stock in the future at the market price effective on the grant dates, which are to be given on January 1, 2003 and January 1, 2004.  The warrants may be exercised at any time within a 10 year period after the date of issuance.  In the event the Company shall terminate Mr. Thompson’s employment prior to the end of the 3 year term, or should the Company enter into a merger or other combination with another company, then the grant date of future warrants shall be accelerated to be date of such merger, combination or termination.

A summary of the status of the Company’s warrants as of December 31, 2002, and 2001, and changes during the years then ended is presented below:

	2002		2001
	Weighted Average Exercise Shares	Price	Weighted Average Exercise Shares	Price
Outstanding at beginning of year	175,000	$2.71	175,000	$2.71

Granted	125,000.07		—
Exercised	—		—
Expired	—		—

Outstanding at end of year	300,000	$1.61	175,000	$2.71

Warrants Exercisable At Year End	200,000	$2.42	—

NOTE 13 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company collateralized three loans from two local banks with  1,081,408 shares of Gasel’s common stock owned by a major stockholder.  Debt associated with these loans at December 31, 2002 was $861,509.  At December 31, 2001, the Company collateralized two loans from two local banks with 939,408 shares of Gasel’s common stock, owned by a major stockholder.  Debt associated with these loans at December 31, 2001 was $2,060,048.  Certain loans made by the Company are personally guaranteed by a majority stockholder.  (See Notes 4 and 5.)

In October of 2002, the Company acquired 20 used trailers at a cost of $248,930 from a major stockholder.  The stockholder financed the trailers personally, and the Company is making the scheduled payments on the obligation.  At December 31, 2002, notes payable included an obligation to this stockholder in the amount of $246,097 at an interest rate of 9.75%.

NOTE 15 - MAJOR CUSTOMERS

During 2002, the Company had one major customer, sales to which exceeded 10% of the Company’s total sales.  Sales to this customer totaled $2,202,678 for the year ended December 31, 2002.  Accounts receivable outstanding relating to these sales at December 31, 2002, were $86,441, which amounted to 4% of total trade receivables.

During 2001, the Company had one major customer, sales to which exceeded 10% of the Company’s total sales. Sales to this customer totaled $4,893,642 for the year ended December 31, 2001.  Accounts receivable outstanding relating to these sales at December 31, 2001, were $360,479, which amounted to 17% of total trade receivables.

NOTE 16 - FUEL AVAILABILITY AND COST

The Company is dependent upon the availability of diesel fuel. Increases in the cost of fuel may, in the future, adversely affect the profitability of the Company. There can be no assurance that diesel fuel prices will not increase.  A significant portion of fuel prices above a certain pegged amount is regularly recovered in the form of fuel surcharges from major customers with whom the Company has contracts for its freight services.

The Company has in place by contract with its major customers a fuel surcharge.  The fuel surcharge is an additional charge to each customer by invoice for increases in fuel prices above a stipulated amount and is adjusted weekly to the national fuel costs average published by the U. S. Government Department of Energy.

NOTE 17 - DRIVERS

The Company offers a driver training program through its subsidiary’s operations which offers incentives to attract and retain qualified drivers.  Although the Company has experienced no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage will not adversely affect the Company in the future.

NOTE 18 - CONTINGENCIES

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Officers and Directors of the Company are as follows:

Name	Age	Position With Company
Michael J. Post	56	Chief Executive Officer, President, Treasurer, and Director

John Jackson	57	Vice President-Operations Marietta Division, and Secretary

S. Gene Thompson	54	Vice President and Chief Financial Officer

Allan M. Blue	61	Director and Assistant Secretary

Ronald K. Bishop	50	Director

Michael J. Post has been in all of such capacities from the formation of the Company in January 1988 to date.  He also serves as a board member of Selby General Hospital, Marietta, Ohio.

John Jackson has been involved in various executive capacities with the Company since its formation in 1988.

S. Gene Thompson has been Vice President and Chief Financial Officer since May, 2001.  From early in 2000 until his election to office with the Company, he acted as a financial consultant to the Company.  In the year before that, he was a financial consultant to Sunland Distribution, a transportation company with its offices in Florida.  Before commencing his financial consulting positions, he spent three years as General Manager at Holiday Island Resort, a 5,000 acre resort community.  He has a MBA from the University of Arkansas.

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

Ronald K. Bishop, Director since 1994. From 1987 until 2002 he was General Manager of from 3 to 7 radio stations in the mid-Ohio Valley area for Bennco Incorporated, and then for Clear Channel Communications. Presently, he is part-owner and General Manager of one FM radio station in the mid-Ohio Valley area, which encompasses the Marietta, Ohio and Parkersburg West Virginia area. He also serves as a board member of Selby General Hospital and of the Marietta Community Foundation, both in Marietta, Ohio.

The position of director is for a one year term and until a successor is elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3, 4, and 5 furnished to the Company during the 2002 fiscal year, S. Gene Thompson, Vice President, and Michael J. Post, President, Treasurer and Director each failed to timely file a report required by Section 16(a) of the Exchange Act during 2002.

Mr. Thompson failed to file a Form 3 setting forth two transactions or a Form 5. Mr. Post failed to file a Form 4 setting forth one transaction and a Form 5 to account for the increase in ownership position for the year 2002.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation			Long Term Compensation Awards Securities Underlying Options/SAR
	Year	Salary
Michael J. Post, President	2000	$64,995	(1)
	2001	$125,440	(2)
	2002	$96,400	(3)	options to buy 100,000 common shares

(1) In addition, the Company provided a 2001 Ford Expedition sport utility vehicle for use by Michael J. Post; because he used the vehicle primarily for Company business, no value was assigned as compensation for use of the vehicle.

(2) Includes $10,200 paid by the Company for the 2001 Ford Expedition and $1,630 for insurance premiums.

(3) In addition, the Company paid $10,200 for the 2001 Ford Expedition.

The Company pays its Directors’ a fee of $1,000 for each meeting attended.  The Company’s Code of Regulations authorizes the Board of Directors to fix Directors’ compensation without shareholder approval.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a).  The following is a table of all persons known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities on December 31, 2002.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common shares	Michael J. Post	1,585,794	(1)	26.9
	118 Merryhill Street
	Marietta, Ohio 43750

Common shares	Ronald E. Flowers and	350,000	(2)	5.9
	Cynthia K. Flowers,
	husband and wife
	5703 Southby Ct.
	Dublin, Ohio 43017

Common shares	Sarah R. Speno, Trustee	400,0000	(3)	6.8
	The SRS Trust
	c/o 1st SB Partners, Ltd.
	1774 York Avenue, 24th Floor
	New York, NY 10128

(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company that is treated as treasury stock for accounting purposes, 35,250 shares held by his wife, Janet Post, and options to acquire 286,000.

(2) Includes 175,000 shares held by Eagle Transportation Services, Inc. and options held by Eagle Transportation Services, Inc to acquire an additional 175,000 shares.

(3) Includes 200,000 shares owed by Company to 1st SB Partners, Ltd. pursuant to consulting contract and for which 1st SB Partners, Ltd. had not requested delivery.  100,000 shares were delivered in January 2003.

(b)  The following is a table setting forth for management the beneficial ownership of the voting securities of the Company as of December 31, 2002.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common shares	Michael J. Post	1,585,794	(1)	26.9
	118 Merryhill Street
	Marietta, Ohio
	43750

Common shares	Allan M. Blue	110,448	(2)	1.9
	1130 Berlin Station Rd.
	Delaware, Ohio
	43015

Common shares	Ronald K. Bishop	73,772	(3)	1.3
	305 Ohio Street
	Marietta, Ohio
	45750

Common shares	John Jackson	45,780		0.8
	Route 2, Box 344
	Belpre, Ohio 45714

Common shares	S. Gene Thompson	100,000	(4)	1.7
	505 E Montgomery St.
	Apt 3
	Marietta, OH 45750

Common shares	Directors and	1,915,794	(5)	32.5
	officers as a group

(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company, 35,250 shares held by his wife, Janet Post, and options to acquire 286,000 shares.

(2) Includes 26,420 shares held by Joyce M. Blue, wife of Allan M. Blue, and options to acquire 62,000 shares.

(3) Includes options to acquire 62,000 shares.

(4) Includes Warrants to acquire 75,000 shares.

(5) Includes options to acquire 485,000 shares.

Item 12. Certain Relationships and Related Transactions.

Michael J. Post, Director, CEO, President, Treasurer, and majority shareholder of the Company, made a loan of $100,000 during 2001 to Gasel Driver Training Schools, Inc.  As security for repayment of the loan, the Company pledged all of the stock in Gasel Driver Training Schools, Inc. to Mr. Post.  There is still a balance due on this loan of $69,500 as of December 31, 2002.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits.

21.           List of Subsidiary Corporations.

23.           Independent Accountants Consent Letter

99.1         Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2         Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) The Company did not file reports of Form 8-K during the last quarter of the year 2002.

Item 14. Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc. (Registrant)

By	/s/ Michael J. Post
(Signature and Title) President, Treasurer, and Director*
Date March 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Michael J. Post
(Signature and Title) Michael J. Post, President, Treasurer, and Director
Date March 27, 2003

By	/s/	Allan M. Blue
(Signature and Title)Allan M. Blue, Director and Assistant Secretary*
Date March 27, 2003

By	/s/ Gene Thompson
(Signature and Title)Gene Thompson, Vice President and Chief Financial Officer*
Date March 27, 2003

CERTIFICATION OF PRESIDENT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gasel Transportation Lines, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael J. Post, President and Treasurer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed the Report;

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4) I and the other certifying officers of the Company:

a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c. have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

c. have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael J. Post
Michael J. Post, President and Treasurer

March 27, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gasel Transportation Lines, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, S. Gene Thompson, Vice President and Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed the Report;

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4) I and the other certifying officers of the Company:

a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c. have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ S. Gene Thompson
S. Gene Thompson, Vice President and Chief Financial Officer

March 27, 2003