Form 10QSB
period 2003-03-31
GASEL TRANSPORTATION LINES INC
filed 2003-05-20
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION	OMB APPROVAL
OMB Number: 3235-0416
Washington, D.C. 20549	Expires: December 31, 2005
Estimated average burden hours per response: 174.00
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-30185

Gasel Transportation Lines, Inc.
 (Exact name of registrant as specified in its charter)

Ohio	31-1239328
(State of incorporation)	(IRS Employer Identification No.)
County Road 10, Route 4, Box 181A, Marietta, OH 45750
(Address of principal executive offices)
(740) 373-6479
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 19, 2003, there were 9,877,966 common shares, no par value issued and outstanding, with 7,900 of them held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet At March 31, 2003 (Unaudited)	3

Statements of Consolidated Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)
5

Statements of Consolidated Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)
6

Notes to Consolidated Financial Statements	8

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2003
ASSETS	(Unaudited)

Current Assets
Cash & Cash Equivalents	$44,768
Accounts Receivable-Trade, Net of
Allowance of $74,000	1,715,109
Inventory	166,402
Prepaid Expenses and Other Current Assets	309,442

Total Current Assets	2,235,721

Property and Equipment
Land and Buildings	770,054
Tractors	11,794,086
Trailers	4,567,702
Shop Equipment	405,285
Office Equipment	218,820
17,755,947
Less Accumulated Depreciation	9,529,140

Net Property and Equipment	8,226,807

Trailers – Held for Sale	443,258

Other Assets
Goodwill	353,438
Mortgage Receivable, Net of Current Portion	169,267
Other	116,190

Total Other Assets	638,895

TOTAL ASSETS	$11,544,681

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(Unaudited)

Current Liabilities
Cash Overdraft	$147,275
Notes Payable	1,387,902
Accounts Payable-Trade	736,347
Accrued Brokerage, Contract Labor,
Interest and Other Expenses	663,445
Accrued Payroll Taxes	286,955
Current Portion of Long Term Debt	5,238,937

Total Current Liabilities	8,460,861

Long Term Debt, Net of Current Portion	4,219,413

Total Liabilities	12,680,274

Redeemable Warrants	50,000

Stockholders' Equity (Deficit)
Common Stock, no par value, 10,000,000
shares authorized, 9,421,206 issued
and 9,413,306 outstanding	2,465,168
Additional Paid in Capital	116,786
Accumulated Deficit	(3,749,714)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Total Stockholders' Equity (Deficit)	(1,185,593)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,544,681

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues
Freight Income	$3,494,125	$3,690,524
Training School Revenue	140,371	140,322
	3,634,496	3,830,846
Cost of Revenue	3,342,117	3,233,447

Gross Profit	292,379	597,399

Operating Expenses
Garage Expenses	79,394	71,742
General and Administrative
Expenses	510,430	436,837
	589,824	508,579

Operating Income (Loss)	(297,445)	88,820

Other Income (Expense)
Other Income	6,586	73,793
Interest Income	5,876	--
Interest Expense	(310,045)	(297,900)
Loss on Asset Disposals	(124,701)	--
Impairment Loss	(81,145)	--
	(503,429)	(224,107)
(Loss) Before
Tax Provision	(800,874)	(135,287)

Provision for Income Taxes	--	--

Net (Loss)	$(800,874)	$(135,287)

Basic (Loss) Per Share	$(.107)	$(.056)

Diluted (Loss) Per Share	$(.107)	$(.056)

Weighted Average Common Shares Outstanding:

Basic	7,456,356	2,405,066
Diluted	7,456,356	2,405,066

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (Loss)	$(800,874)	$(135,287)
Adjustments to reconcile net (loss)
to cash provided by operating activities:
Depreciation and Amortization	510,802	547,598
Loss on Disposal of Equipment	124,701
Impairment Loss	81,145	--
(Increase) Decrease in:
Accounts Receivable-Trade	231,156	(524,312)
Inventory	--	(127)
Prepaid Expenses and Other Assets	148,234	67,787
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	27,011	(82,586)
Net Cash Provided by
Operating Activities	322,175	(126,927)

Cash Flows From Investing Activities
Purchases of Property and Equipment	--	(46,200)
Net Cash Used by
Investing Activities	--	(46,200)

Cash Flows From Financing Activities
Line of Credit, Net	(501,707)	478,824
Repayment of Mortgage Receivable	1,839	--
Payment on Notes Payable-Related Party	(13,558)	(14,044)
Principal Payments on Long
Term Borrowing	(292,719)	(456,115)
Principal Payments Under
Capital Lease Agreements	(135,206)	(99,260)
Proceeds from Issuance of Common Stock	611,194	--
Net Cash Used by Financing Activities	(330,157)	(90,595)

Net Increase (Decrease) in Cash	(7,982)	(263,722)

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Net Increase (Decrease) in Cash	(7,982)	(263,722)

Net Cash & Cash Equivalents
(Overdraft)-January 1	(94,525)	(393,436)

Net Cash & Cash Equivalents
(Overdraft)-March 31	$(102,507)	$(657,158)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows at March 31:

Cash and Cash Equivalents	$44,768	$33,355
Cash Overdraft	(147,275)	(690,513)

Net Cash & Cash Equivalents
(Overdraft)-March 31	$(102,507)	$(657,158)

Supplemental Disclosures:

Interest Paid	$370,708	$272,605

Non-Cash Investing and Financing Activities

Purchases of Property
and Equipment with
Direct Financing	$451,500	$--

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The following factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company has sustained losses of $800,874 for the three months ended March 31, 2003, $1,761,555 in 2002, $870,583 in 2001 and $1,045,402 in 2000.  At March 31, 2003, current liabilities exceeded current assets by approximately $6.2 million.  The Company had an accumulated deficit of $3,749,714 at March 31, 2003.

On May 5, 2003, the Company received notification from one of its creditors that it was in default on a $924,221 note payable and that past due payments and late charges in the amount of $97,037 were due and payable immediately or the creditor would demand payment in full on the outstanding note balance or seek collection through the seizure of collateral.

On May 19, 2003, the Company filed petitions under Chapter 11 of the Bankruptcy laws.  This generally delays payment of liabilities incurred prior to filing those petitions while the Company develops a plan of reorganization that is satisfactory to its creditors and allows it to continue operations.  The carrying amounts of assets and liabilities are unaffected by the proceeding, but liabilities are presented according to the status of the creditors.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – GOING CONCERN (Continued)

In addition to seeking protection from creditors and reorganization under Chapter 11, the Company continues to develop and implement corrective actions designed to increase revenues and decrease costs to generate positive earnings and cash flows from its operations.

Management has set in motion a plan to change its sales mix to increase the freight volume, rates and margins via the addition of large national shippers out of its Columbus, Ohio terminal and inbound from its primary traffic lane in the northeastern United States.

The Company installed freight brokerage and owner operator programs late in 2002 and early in 2003.  These programs are expected to provide incremental revenues and contributions to profits without additional cash outlays.

To improve its equity deficit, the Company raised approximately $.9 million between December, 2002 and March, 2003, in equity capital through the issuance of restricted stock.

In addition, management continues to pursue an aggressive growth-through-acquisition strategy.

In an effort to mitigate certain external conditions that could adversely affect the Company’s financial performance, cost containment programs continue to be installed, particularly for major operating costs.

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

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method over the estimated useful lives of 3-10 years for tractors and trailers, 40 years for buildings and 3-10 years for shop and office equipment.  Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense.  For tax reporting purposes, accelerated depreciation or application cost recovery methods are used.  Gains and losses are recognized in the year of disposal.  Tires purchased with tractors and trailers are being capitalized as part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

The company reviews long-lived assets to assess recoverability using undiscounted cash flows.  When necessary, charges for impairments of long-lived assets are recorded for the amount by which the present value of future cash flows is less than the carrying value of these assets.

NOTE 4 – TRAILERS - HELD FOR SALE

The Company returned 32 trailers held under capital lease to the lessor during 2003.  The lease payments will continue while the lessor attempts to sell the trailers. The trailers are expected to be sold within one year.  The carrying amounts of these assets and liabilities included in the disposal group at March 31, 2003, are as follows:

Trailers held under capital lease
now held for sale, net of accumulated depreciation	$443,258

Capital lease obligation	$456,995

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS

Factoring Agreement.  On April 10, 2003, the Company entered into a one year factoring agreement with Systran Financial Services Corporation (Systran) whereby the Company may finance trade receivables.  The agreement includes the Company presenting, on a monthly basis, a minimum anticipated volume of bills for financing through Systran in the amount of $1,000,000.  In addition, the Company may receive an advance rate of 90% on eligible receivables financed with a 10% deposit withheld and subsequently paid to the Company as receivables are collected.  The factoring agreement includes a rate of interest equal to 2% above the prime rate and replaces the existing line of credit arrangement with CitiCapital.  The new credit limit is $3,500,000, which is an increase of $1,500,000 compared to the Company’s existing facility with CitiCapital.

On May 1, 2003, proceeds of $1.3 million were used to repay the existing line of credit with CitiCapital in the amount of $1.2 million, and $100,000 was disbursed to one of the Company’s lenders having certain collateral rights to the Company’s trade accounts receivable

Notes Payable.  On May 5, 2003, the Company received notification from one of its creditors that it was in default on a note payable and that past due payments and late charges in the amount of $97,037 were payable immediately.  As a result, at March 31, 2003, the Company reclassified the long-term portion of this obligation in the amount of $615,774 to current liabilities.

Chapter 11.  On May 19, 2003, the Company filed petitions under Chapter 11 of the Bankruptcy laws.  This generally delays payment of liabilities incurred prior to filing those petitions while the Company develops a plan of reorganization that is satisfactory to its creditors and allows it to continue operations.  The carrying amounts of assets and liabilities are unaffected by the proceeding, but liabilities are presented according to the status of the creditors.

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

The interim financial information for the quarters ended March 31, 2003, and March 31, 2002, are un-audited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003.

Freight revenues for the three months ended March 31, 2003, were $3,494,125, a decrease of $196,399 (5.3%) from the $3,690,524 for the first quarter of 2002. Training school revenues for the first quarter of 2003 were $140,371, an increase of only $49 from the $140,322 in revenues for the same period in 2002.  The decrease in freight revenues was primarily attributable to a reduction in the number of total power units in service by thirteen (13), including seven (7) company trucks and six (6) owner/operators.

Training school revenue remained essentially identical to the previous year’s revenue.  These revenues have not returned to the level of 2001 when it was operating a school in Lima, Ohio, with a partner that decided in late 2001 to acquire its own equipment and develop its own curriculum, acquire a school operating permit, and operate a school without the Company.  The Company has opened another school in the Lima, Ohio market, but the revenues have not reached the levels of 2001.

In addition, student enrollment locally and nationwide continue at lower levels than in 2001, in large part due to the unavailability of federal funding to finance the prospective students.

Equipment operating expenses increased in the first quarter of 2003 to $3,342,117 from $3,233,447 for the same quarter of 2002.  This was an increase of $108,670 (3.4%) from the prior year despite the fact that operating revenues decreased from the prior year.  The increase in expenses was primarily due to the sharp increase in fuel prices at the pump from a low of $1.07 per gallon in January 2002 to a peak of $ 1.71 per gallon in March of 2003, and an increase in equipment maintenance costs related to equipment age.

Operating expenses increased $81,245 (15.6%) to $589,824 for the first quarter of 2003 compared to $508,579 for the like period of 2002. The increases in operating costs were almost entirely due to an increase in the general and administrative expenses of the Company that resulted from increases in payroll related taxes as the Company converted to preparing its own payroll in mid-2002 versus using an outside Professional Employer Organization and increased data processing expenses related to the replacement and updating of  its older equipment.

Operating income for the first quarter of 2003 was a loss of  ($297,445) compared to income of $88,820 for the first quarter of 2002, a decrease of $386,265 (435.9%). The percentage of operating income to total revenues went down to minus (8.2%) for the first quarter of 2003 from 2.3% in the quarter ended March 31, 2002 primarily due to revenue efficiencies lost with the significant operating cost increases in fuel and equipment maintenance expenses and with increased general and administrative costs.

The results were that the Company had a net loss after provision for income taxes for the first quarter of 2003 of ($800,874) compared to a net loss of ($135,287) for the first quarter of 2002, which is an increase in the loss of $665,587 (492%) from the prior year.

CAPITAL AND LIQUIDITY

The deficit earnings for the years 2000, 2001, and the year 2003 to date have caused the Company to be in a severe need of working capital throughout the past couple of years. At March 31, 2003, the current liabilities exceeded current assets by approximately $6.2 million and the accumulated deficit had reached $3,749,714.  Stockholders equity was a negative $1,185,593.

Although the Company had reduced its deficit cash position to approximately $100,000 from the deficit of $657,158 at the end of the first quarter of 2002, the reduction was as the result of additional financing from bank debt and from the sale of 7,000,000 common shares in a Regulation S offering, and not the result of improved operations.  The continued operating losses of the Company and the already precarious cash position have been a matter of great concern and one that the Company does not believe that it can rectify without seeking judicial aid.

Because of this lack of liquidity, and then the loss of approximately $200,000 in liquidity resulting from (1) receivables that were lost due to the filing of bankruptcy petitions by the debtors and (2) from payment of $100,000 to a secured creditor holding a cross collateral position that had to be paid when the Company switched its accounts receivable lender, the Directors of the Company have determined to cause the Company to be reorganized under Chapter 11 of the United States Bankruptcy Code.

Management believes that by reorganizing it can get its operating expenses in line with operating revenues so that it will be able to manage its cash flow and, hopefully, with the other changes being implemented, reverse its loss trend and get back to operating profitably.  However, until the Company completes arrangements in the Bankruptcy Court with its secured lenders, there can be no assurances that it will be able to operate profitably or be able to remain in business.

Management continues to adjust its corrective actions to bring profits and cash flow positive.  Currently, there is a strong push to improve gross revenues and rates with additional Columbus, Ohio-based outbound customers and replacing discounted inbound brokered freight with direct freight business.

Key strategic actions required to put the Company in a profitable formula would include increasing its power units by 20%, which it intends to accomplish by adding owner operators, with a commensurate increase in its trailer pool, as well as replacing its shorter 48’ trailers with the longer, now industry-preferred, 53’ trailers.

In early May, the Company also closed a receivables-based line of credit agreement with Systran Financial Services, a division of Textron Financial Corporation, that significantly increases its cash flow through higher advance rates with lower financing costs, and expands its available credit by $ 1.5 million.

In April 2003, the Company returned to the cost advantages of outsourcing its payroll and related tax processing.  Additional cost decreases are expected to continue with the relocation of the Columbus offices to less expensive rental facilities, which the Company completed in late 2002.  Equipment productivity improvements are also expected from the Company’s strategic shift of the majority of its revenue equipment from its Marietta, Ohio home base to Columbus, Ohio where there are significantly more freight opportunities.

Management continues to seek growth opportunities to expand the number of power units and trailers it is operating in order to reach an amount that will generate enough income to support its fixed costs and generate a profit.  The Company was near completing an asset acquisition in late April 2003 that would have increased the number of power units by approximately 65, but the problems with cash flow that surfaced at that time caused that transaction to be put off at least temporarily until the sellers see how the Company performs in reorganization.  In the meantime, the Company needs to be able to operate more of its already owned equipment that has been inoperable because of either a lack of drivers or a lack of funds to fix equipment breakdowns, and it is hopeful that this can be accomplished with the reorganization.   The Company is also going to make a more concerted effort to hire additional owner/operators.

Item 3. Controls and Procedures.

(A)  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the president and chief executive officer and the vice president and chief financial officer concluded that the disclosure controls and procedures were adequate.

(B)  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During the first quarter of 2003, the Company was named as a defendant in two (2) law suits filed for collection of payables that were incurred in the ordinary course of business.  The Company has entered into payment schedules on each of these actions and no judgments have been entered on these actions pending completion of payment of the amounts claimed.

In addition, the Company was named as a respondent in a claim filed with the American Arbitration Association for payment of amounts due on a promissory note issued by the Company in the acquisition of Eagle Transportation, Inc., an amount claimed by one of the owners of Eagle Transportation, Inc., Ron Flowers, for expense reimbursement in connection with his employment, and an amount claimed to be due under the purchase agreement.  The Company claimed offsets for some of these amounts, and the parties have reached agreement to settle the claims for a $45,000 payment from the Company, which is an amount equal to approximately what the Company has reflected in its statements as being due on the promissory note in connection with its original purchase of Eagle Transportation.

Item 2. Changes in Securities.

(A)  The following table sets forth information relating to sales of unregistered securities made by the Company during the last quarter of 2002 and through the 2nd of April, 2003, the date of the completion of the offering.  All of the sales were for cash.  There were no underwriting commissions paid.  The securities were sold to Starz Investments Limited, a Belize corporation, pursuant to a contract entitled Regulation S Stock Purchase Agreement, under which it was to purchase the shares at a discount of 65% of the closing bid price on the day prior to a sale. The offering was made in reliance upon Regulation S adopted under The Securities Act of 1933, as amended (the “Act”), and resale of the shares is restricted in accordance with the provisions of Regulation S, which restricts resale for a period of one year after the purchase dates in the United States or to any person who is not a U.S. Person as defined in Regulation S.

Date of Sale	Class of Securities	Number of Shares Sold	Price per share	Total Amount Received
December 3, 2002	Common shares, no par value	800,840	$0.1225	$98,077.90
December 6, 2002	Common shares, no par value	647,971	$0.1225	$79,351.45
December 19, 2002	Common shares, no par value	300,709	$0.1225	$36,836.85
December 19,2002	Common shares, no par value	674,903	$0.1050	$70,864.82
January 10, 2003	Common shares, no par value	452,458	$0.1050	$47,483.09
January 31, 2003	Common shares, no par value	2,091,373	$0.1482	$309,980.00
February 18, 2003	Common shares, no par value	371,052	$0.1482	$55,000.00
February 18, 2003	Common shares, no par value	115,793	$0.1750	$20,238.78
March 5, 2003	Common shares, no par value	715,229	$0.1995	$142,688.19
March 19, 2003	Common shares, no par value	482,912	$0.1995	$96,340.94
April 02, 2003	Common shares, no par value	63,218	$0.1995	$12,611.99
April 02, 2003	Common shares, no par value	283,542	$0.1995	$56,566.63
Total	Common shares, no par value	7,000,000		$1,026,153.58

USE OF PROCEEDS
Consulting fee to 1st SB Partners, Ltd. for preparation of offering document and arranging sale of shares	$92,354
Balance of amounts due to State of Ohio for license tags for tractors and trailers	$135,000
Reimburse PeopLease Corporation for payroll paid by it during 2002	$113,000
Past due payroll taxes	$100,000
Settle past due vendor and insurance payables	$52,200
Working capital	$533,599

(B)  The following table sets forth information regarding issuance of shares made by the Company during the last quarter of 2002 and through April 25, 2003, without use of an underwriter to persons in exchange for services:

Date of Sale	Class of Securities	Number of Shares Issued	To Whom Issued
December 11, 2002	Common shares, no par value	30,000	Market Pathways(1)
December 19, 2002	Common shares, no par value	200,000	Sarah R. Speno, Trustee(2)
February 7, 2003	Common shares, no par value	100,000	Sarah R. Speno, Trustee(2)
April 21, 2003	Common shares, no par value	100,000	Sarah R. Speno, Trustee(2)
April 25, 2003	Common shares, no par value	10,000	Douglas A. Rogers (3)
Total	Common shares, no par value	440,000

(1)

Market Pathways provided shareholder relations services and marketing reports that it disseminated to securities broker/dealers and as part of its compensation, it received the shares in a non-public offering.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

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

(3)

Rogers Consulting Group/ManageSource, Douglas A. Rogers, proprietor,  provided market research and a report for use by the Company in providing information to the business and broker/dealer community and as part of its compensation, Mr. Rogers received the shares in a non-public offering.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

Item 5. Other Information.

(A)

On May 19, 2003, the Company filed a Petition for Reorganization under Chapter 11of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Ohio, Eastern Division.  Only Gasel Transportation Lines, Inc. filed a Petition; the subsidiaries, Gasel Driver Training Schools, Inc. and GTL Logistics, Inc. are not a part of the filing.

The Company  will ask the bankruptcy court to allow it to oversee its operations as debtor in possession, subject to approval of matters outside the ordinary course of business.  While in Chapter 11, the Company will attempt to restructure its debt, particularly the secured debt which finances its tractors and trailers, so that the payments are reduced to be in line with the current market values of that equipment.  Additionally, the Company hopes to be able to reach agreements with regard to lower payments on its leased equipment.  It will also be examining all of its agreements to determine if it wants to keep them in force, terminate them or to negotiate changes in them.

The Company is not planning to terminate any employees or drivers at this time, and in fact, is hopeful of hiring additional drivers.

(B)

On May 1, 2001, the Company and its subsidiary corporation, GTL Logistics, Inc. entered into a factoring agreement with Systran Financial Services Corporation for the sale of their accounts receivable.  The agreement is for a term of one year with automatic annual renewal unless otherwise terminated, provides for borrowing amounts up to $3.5 million, provides for the sale of the accounts receivable with full recourse, and provides the Company with a loan equal to 90% of its qualified accounts receivable.  The terms of the agreement are guaranteed individually by Michael J. Post and also by Gasel Driver Training Schools, Inc.  This credit facility replaces one with CitiCapital that had a $2 million borrowing limit and advanced only 85% of the accounts receivable.

The agreement commenced on May 1, 2003, when the Company accepted its first funding.

The agreement is filed as Exhibit 99.1 to this 10-QSB.

(C)

On March 1, 2003, the Company entered into a Service Agreement with Innovative Personnel Solutions, Inc. (“Innovative”) for the leasing of all of its employees.  Under the agreement, Innovative is responsible for payment, processing and issuance of the paychecks and all payroll reports and payroll taxes for the personnel leased by the Company, including workers compensation insurance; it also allows the personnel to participate in its group medical coverage.  The Company is responsible for the referring of its former employees and any additional personnel to Innovative for hiring by Innovative and their lease back to the Company.  Further, the Company is responsible for payment to Innovative for all of the costs associated with paying the leased personnel, plus an administrative fee.  The agreement is for a one year term and renews automatically unless terminated by either party.

The agreement is filed as Exhibit 99.3 to this 10-QSB.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

                    99.1—Systran Financial Services Corporation Factoring Agreement dated as of May 1, 2003. (Omitted due to technical problems.)

                    99.2—Press Release regarding Gasel Transportation Lines, Inc. entering into agreement with Systran Financial Services Corporation for factoring receivables.

                    99.3—Innovative Personnel Solutions, Inc. Service Agreement dated March 1, 2003.

                    99.4—Certification of Chief Executive Officer

                    99.5—Certification of Chief Financial Officer

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.
(Registrant)
Date: May 20, 2003	/s/ Michael J. Post
Michael J. Post, President, Treasurer and Director
Date: May 20, 2003	/s/ S. Gene Thompson
S. Gene Thompson, Vice President and CFO

CERTIFICATIONS

I, Michael J. Post, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gasel Transportation Lines, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Michael J. Post
Michael J. Post, President, Treasurer and Director

I, S. Gene Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gasel Transportation Lines, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ S. Gene Thompson
S. Gene Thompson, Vice President and CFO