Form 10QSB/A
period 2003-03-31
GASEL TRANSPORTATION LINES INC
filed 2003-05-27
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION	OMB APPROVAL
OMB Number: 3235-0416
Washington, D.C. 20549	Expires: December 31, 2005
Estimated average burden hours per response: 174.00
FORM 10-QSB/A

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

Gasel Transportation Lines, Inc.
(Registrant)
Date: May 27, 2003	/s/ Michael J. Post
Michael J. Post, President, Treasurer and Director
Date: May 27, 2003	/s/ S. Gene Thompson
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