Form 10QSB
period 2003-06-30
GASEL TRANSPORTATION LINES INC
filed 2003-08-19
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(740) 373-6479
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 15, 2003, there were 9,877,966 common shares, no par value issued and outstanding, with 7,900 of them held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX

Consolidated Balance Sheet at June 30, 2003 (Unaudited)

Statements of Consolidated Operations for the Three Months Ended June 30, 2003 and 2002 (Unaudited) and for the Six Months Ended June 30, 2003 and 2002 (Unaudited)

Statements of Consolidated Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)

Notes to Consolidated Financial Statements

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30,
2003
(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$39,781
Accounts Receivable-Trade, Net of Amounts Sold With Recourse of $1,182,198 and Allowance of $50,000	425,550
Inventory	166,402
Prepaid Expenses and Other Current Assets	428,080

Total Current Assets	1,059,813

Property and Equipment
Land and Buildings	770,054
Tractors	11,794,086
Trailers	4,235,725
Shop Equipment	406,785
Office Equipment	218,820
17,425,470
Less Accumulated Depreciation	9,981,256

Net Property and Equipment	7,444,214

Trailers - Held for Sale	488,713

Other Assets
Other	91,718

Total Other Assets	91,718

TOTAL ASSETS	$9,084,458

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2003
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Cash Overdraft	$119,366
Notes Payable	62,700
Accounts Payable-Trade	476,305
Accrued Contract Labor and Other Expenses	187,612

Total Current Liabilities Not Subject to Compromise	845,983

Liabilities Subject to Compromise	10,506,085

Total Liabilities	11,352,068

Redeemable Warrants	50,000

Stockholders’ (Deficit)
Common Stock, no par value, 10,000,000 shares authorized, 9,877,966 issued and 9,870,066 outstanding	2,543,481
Additional Paid in Capital	102,786
Accumulated (Deficit)	(4,946,044)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)

Total Stockholders’ (Deficit)	(2,317,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$9,084,458

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Freight Income	$3,301,183	$3,781,703	$6,795,308	$7,472,227
Training School Revenue	104,876	122,873	245,247	263,195
	3,406,059	3,904,576	7,040,555	7,735,422

Cost of Revenue	3,513,045	3,258,857	6,855,162	6,492,304

Gross Profit (Loss)	(106,986)	645,719	185,393	1,243,118

Operating Expenses
Garage Expenses	87,059	81,724	166,453	153,466
General and Administrative Expenses	435,904	461,726	946,334	898,563
Impairment Loss	353,438	—	434,583	—
	876,401	543,450	1,547,370	1,052,029

Operating Income (Deficit)	(983,387)	102,269	(1,361,977)	191,089

Other Income (Expense)
Interest Income	2,921	675	8,797	675
Other Income	11,447	9,612	18,033	83,405
Gain(Loss) -Sale of Assets	—	12,075	(124,701)	12,075
Interest Expense, net (Contractual Interest $301,577 and $611,622 for the three and six months ended June 30, 2003, respectively)	(195,981)	(255,790)	(506,026)	(553,690)
	(181,613)	(233,428)	(603,897)	(457,535)

(Loss) from Operations Before Reorganization Items and Tax Provision	(1,165,000)	(131,159)	(1,965,874)	(266,466)

Reorganization Items-
Professional Fees	(31,330)	—	(31,330)	—

(Loss) from Operations Before Tax Provision	(1,196,330)	(131,159)	(1,997,204)	(266,466)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(1,196,330)	$(131,159)	$(1,997,204)	$(266,446)

Basic (Loss) Per Share	$(.121)	$(.055)	$(.230)	$(.111)

Diluted (Loss) Per Share	$(.121)	$(.055)	$(.230)	$(.111)

Weighted Average Common Shares Outstanding:
Basic	9,861,420	2,405,066	8,665,532	2,405,066
Diluted	9,861,420	2,405,066	8,665,532	2,405,066

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2003	2002
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (Loss)	$(1,997,204)	$(266,446)
Adjustments to reconcile net loss to cash provided by operating activities:
Reorganization Items	31,330	—
Depreciation and Amortization	983,265	1,096,065
(Gain) Loss on Disposal of Assets	124,701	(12,075)
Impairment Loss	434,583	—
Bad Debt	45,392	83,040
(Increase) Decrease in:
Accounts Receivable-Trade	1,475,325	(562,209)
Inventory	—	(127)
Prepaid Expenses and Other Assets	48,681	(55,121)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	270,104	173,604

Net Cash Provided by Operating Activities Before Reorganization Items	1,416,177	456,731

Operating Cash Flows Used in Reorganization Items:

Professional Fees Paid in Connection with Chapter 11 Proceedings	(23,830)	—
Net Cash Used in Reorganization Items	(23,830)	—

Net Cash Provided by Operating Activities	1,392,347	456,731

Cash Flows From Investing Activities
Proceeds from Sale of Assets	—	104,357
Purchases of Property and Equipment	(1,500)	(190,660)

Net Cash (Used) by Investing Activities	(1,500)	(86,303)

Cash Flows From Financing Activities
Line of Credit (Net)	(1,692,873)	256,212
Proceeds from Issuance of Common Stock	675,507	—
Repayment of Mortgage Receivable	2,782
Proceeds from Borrowings-Related Parties	62,700	—
Payments on Notes Payable-Related Parties	(13,558)	(25,646)
Principal Payments on Long Term Borrowing	(299,088)	(808,260)
Principal Payments Under Capital Lease Agreements	(111,377)	(174,918)
Net Cash (Used) by Financing Activities	(1,375,907)	(752,612)

Net Increase (Decrease) in Cash	14,940	(382,184)

	Six Months Ended
	June 30,	June 30,
	2003	2002
	(Unaudited)	(Unaudited)

Net Increase (Decrease) in Cash	$14,940	$(382,184)
Cash & Cash Equivalents - (Overdraft) Beginning of Period	(94,525)	(393,436)
Cash & Cash Equivalents - (Overdraft) End of Period	$(79,585)	$(775,620)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows:

Cash and Cash Equivalents	$39,781	$60,298
Cash Overdraft	(119,366)	(835,918)

Net Cash and Cash Equivalents (Overdraft)	$(79,585)	$(775,620)

Supplemental Disclosures:

Interest Paid	$522,374	$545,004

Non-Cash Investing and Financing Activities:

Payoff of Mortgage Receivable by Mortgagee and Payoff of Related Mortgage Payable	$173,711	$—

Purchase of Property and Equipment with Direct Financing	$451,500	$—

Payoff Various Notes with Proceeds from Sale of Fixed Assets	$—	$79,836

Increase in Mortgage Receivable with Proceeds from Sale of Land and Building	$—	$179,142

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On May 19, 2003 (“Petition Date”), Gasel Transportation Lines, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Ohio (“Bankruptcy Court”). Since 2000, the Company has experienced a decline in profitability and liquidity as a result of a general economic downturn, historically high fuel prices, and sharp declines in overall freight shipment tonnage.  The accumulated losses have strained the Company’s ability to meet some of its long term equipment loan obligations.  Although the Company was continuing to work with the majority of its lenders to rectify the situation, a few equipment lenders recently issued loan defaults to the Company.  The defaults, plus a significant lump sum payment demanded by one particular lender, precipitated the need to seek protection under Chapter 11 in order to retain the use of revenue generating equipment and to reorganize the Company.

Included in the Consolidated Financial Statements are subsidiaries (Gasel Driver Training Schools, Inc. and GTL Logistics, Inc.) that have not commenced Chapter 11 cases or other similar proceedings, and are not debtors.  The assets and liabilities of the non-filing subsidiaries are not considered material to the Consolidated Financial Statements.

As a Debtor-in-Possession, Gasel is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.  Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company may not be enforced.  In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations.  Parties affected by these rejections may file claims with the Court, in accordance with the reorganization process.  Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

Following the filing, the Company obtained, and received Court approval of the Systran Financial Services Corporation (“Systran”, a subsidiary of Textron Financial Corporation) receivable-based post-petition factoring agreement increasing the financing of accounts receivable by $1.5 million to $3.5 million and improving the terms and costs compared to the replaced receivable financing arrangement and approval of an advance from Systran and Company related parties in the amount of $147,000 to fund the Company’s annual license fees due in May, 2003.  Additionally, the Company received approval from several major equipment lenders to accept the Company’s adequate protection payment proposal based on a uniform formula designed to fairly compensate the lender for any loss of value in its collateral for its continued use and to fit the Company’s cash flow projections until the plan or reorganization is filed and accepted.

The Company has retained its insurance coverage at existing premium rates, which meet the insurance requirements necessary to operate under the Chapter 11 proceedings.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company’s assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7), with respect to reporting upon emergence from Chapter 11 (“Fresh-Start” accounting).  Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all of these reasons, financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP-7.  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims.  Liabilities not subject to compromise are separately classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items.  Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

The ability of the Company to continue as a going concern is predicated upon numerous issues, including its ability to achieve the following:

•               having the Plan of Reorganization confirmed by the Court in a timely manner;

•               being able to successfully implement its business plans;

•               being able to obtain additional equity funding and to increase its revenue and equipment productivity, while containing costs.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

Bankruptcy Accounting

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis.  In addition, the Debtor has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims.  Liabilities not subject to settlement are classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items.  Cash used for reorganization items is disclosed separately in the Statements of Consolidated Cash Flows.

The Company discontinued accruing interest on their pre-petition debt obligations as of May 19, 2003.  The ultimate adequacy of security for any collateralized pre-petition debt obligations cannot be determined until a plan of reorganization is confirmed.

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

Impairment of property and equipment was $81,145 for the six months ended June 30, 2003.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized.  Rather, goodwill is tested at least annually for impairment.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized.  Subsequent reversal of previously recognized goodwill impairment loss is prohibited.

At June 30, 2003, the Company recorded an impairment of goodwill in the amount of $353,438 due to the effect of increased operating losses on the Company’s intangible valuation model and the lack of retention of the acquired customer base, including a major customer.

Reorganization Items

Included in Reorganization Items are professional fees and other expenses directly related to Bankruptcy Proceedings.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Case imposed an automatic stay, applicable generally to creditors and other parties of interest, of : (1) the commencement or continuation of a judicial, administrative or other action or proceeding against the Debtor that was or could have been commenced prior to commencement of the Chapter 11 Case or to recover for a claim that arose prior to commencement of the Chapter 11 Case; (2) the enforcement against the Debtor or its property of any judgments obtained prior to commencement of the Chapter 11 Case; (3) the taking of any action to obtain possession of property of the Debtor or to exercise control over property of the Debtor; (4) the creation, perfection or enforcement of any lien against the property of the Debtor’s bankruptcy estate; (5) any act to create, perfect or enforce against property of the Debtor any lien that secures a claim that arose prior to the commencement of the Chapter 11 Case; (6) the taking of any action to collection, assess or recover claims against the Debtor that arose before commencement of the Chapter 11 Case; (7) the setoff of any debt owing to the Debtor that arose prior to commencement of the Chapter 11 Case against any claim against the Debtor; or (8) the commencement or continuation of a proceeding before the United States Tax Court concerning the Debtor.  Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies.  Numerous persons have applied to the Bankruptcy Court for a modification of the automatic stay to allow their litigations against the Debtor to go forward and, in a limited number of instances, the Bankruptcy Court has agreed to modify the automatic stay to allow such litigants to continue discovery and/or to liquidate their claims against the Debtor; however, enforcement of judgments entered on these claims, if any, is expressly prohibited without further Bankruptcy Court approval.

Under Section 365 of the Bankruptcy Code, the Debtor may reject executory contracts, including unexpired leases.  Except with respect to certain lessors who have, from time to time, sought to cause the Debtor to move to assume or reject their leases, the Debtor has through the date of confirmation of a plan of reorganization to determine whether to assume or reject a given lease.

The Company has not made any payments on its secured debt since filing for Reorganization on May 19, 2003, except for monthly payments due on an operating lease with an officer/stockholder of the Company for 20 trailers financed by an unrelated lending institution.

Petition Date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet and include the following (all or a portion of which may be disputed by the Debtor):

June 30,
2003

Notes Payable	$196,736
Accounts Payable-Trade	512,269
Accrued Interest	277,198
Accrued Brokerage and Contract Labor	172,956
Accrued Payroll Taxes	297,352
Mortgages Payable	886,583
Notes Payable	6,330,629
Capital Lease Obligations	1,832,362

Total	$10,506,085

NOTE 4 - FACTORING AGREEMENT

On April 10, 2003, the Company entered into a one year factoring agreement with Systran Financial Services Corporation (Systran) whereby the Company may sell its trade receivables, with recourse.  The agreement includes the Company presenting, on a monthly basis, a minimum anticipated volume of bills for financing through Systran in the amount of $1,000,000.  In addition, the Company may receive an advance rate of 90% of eligible receivables financed with a 10% deposit withheld and subsequently paid to the Company as receivables are collected.  The credit limit under the factoring agreement is $3,500,000.  The agreement also includes a rate of interest equal to 2% over prime and has replaced a line of credit arrangement with CitiCapital.

On May 1, 2003, proceeds of $1,300,000 were used to repay the existing line of credit with CitiCapital Business Credit, in the amount of $1,200,000 and $100,000 was disbursed to one of the Company’s lenders having certain collateral rights to the Company’s trade receivables.

NOTE 5 - CONTINGENCIES

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

The Company has guaranteed certain financing of trade accounts receivables. In connection therewith, the Company was contingently liable for approximately $1,182,198 at June 30, 2003, at which time the value of the underlying collateral in the amount of $1,412,313 is, in the opinion of management, adequate to secure the guarantee.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Insert from separate document.

Item 3. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 19, 2003, the Company filed a Petition for Reorganization under Chapter 11of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Ohio, Eastern Division.  Only Gasel Transportation Lines, Inc. filed the Petition; its subsidiaries, Gasel Driver Training Schools, Inc. and GTL Logistics, Inc. are not a part of the filing.  The Company has been appointed as Debtor in Possession by the Bankruptcy Court.  In accordance with the Bankruptcy Code, all lawsuits that had been previously filed against the Company were stayed and any creditors are prohibited from commencing any suits against the Company except in the Bankruptcy Court, and then not to seek judgment against the Company for debts owing by the Company.

Item 2. Changes in Securities.

(A)  The following table sets forth information relating to sales of unregistered securities made by the Company during the second quarter of 2003, as well as sales made during the preceding quarters, which were all part of one securities offering.  All of the sales were for cash.  There were no underwriting commissions paid.  The securities were sold to Starz Investments Limited, a Belize corporation, pursuant to a contract entitled

Regulation S Stock Purchase Agreement, under which it was to purchase the shares at a discount of 65% of the closing bid price on the day prior to a sale. The offering was made in reliance upon Regulation S adopted under The Securities Act of 1933, as amended (the “Act”), and resale of the shares is restricted in accordance with the provisions of Regulation S, which restricts resale for a period of one year after the purchase dates in the United States or to any person who is not a U.S. Person as defined in Regulation S.

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

(B)  The following table sets forth information regarding issuance of shares made by the Company during the second quarter of 2003, without use of an underwriter to persons in exchange for services:

Date of Sale	Class of Securities	Number of Shares Issued	To Whom Issued
April 21, 2003	Common shares, no par value	100,000	Sarah R. Speno, Trustee(1)
April 25, 2003	Common shares, no par value	10,000	Douglas A. Rogers (2)
Total	Common shares, no par value	110,000

(1)           Sarah R. Speno, Trustee of The SRS Trust, received these shares as the nominee for 1st SB Partners, Ltd., a company that performed consulting services for the Company in the preparation of the offering of its shares under Regulation S and in negotiating the Regulation S Stock Purchase Agreement that the Company executed with Starz Investments, Ltd..  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

(2)           Rogers Consulting Group/ManageSource, Douglas A. Rogers, proprietor,  provided market research and a report for use by the Company in providing information to the business and broker/dealer community and as part of its compensation, Mr. Rogers received the shares in a non-public offering.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

Item 5. Other Information.

(a)           The Company filed a Petition for Reorganization under Chapter 11of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Ohio, Eastern Division on May 19, 2003.  It did not include its subsidiaries, Gasel Driver Training Schools, Inc. and GTL Logistics, Inc. in the filing.

The Company asked the bankruptcy court to allow it to oversee its operations as debtor in possession, subject to approval of matters outside the ordinary course of business, and this was approved.  While in Chapter 11, the Company will attempt to restructure its debt, particularly the secured debt which finances its tractors and trailers, so that the payments are reduced to be in line with the current market values of that equipment.  Additionally, the Debtor hopes to be able to reach agreements with regard to lower payments on its leased equipment.  It will also be examining all of its agreements, leases and contracts to determine if it wants to keep them in force.

The Company has been working with its secured creditors to reach agreement on payments for its equipment while under the Chapter 11 proceeding so that they have adequate protection pending the filing and approval of a reorganization plan.

(b)           On May 1, 2003, the Company and its subsidiary corporation, GTL Logistics, Inc. entered into a factoring agreement with Systran Financial Services Corporation for the sale of their accounts receivable.  The agreement is for a term of one year with automatic annual renewal unless otherwise terminated, provides for borrowing amounts up to $3.5 million, provides for the sale of the accounts receivable with full recourse, and provides the Company with a loan equal to 90% of its qualified accounts receivable.  The terms of the agreement are guaranteed individually by Michael J. Post and also by Gasel Driver Training Schools, Inc.  This credit facility replaces one with CitiCapital that had a $2 million borrowing limit and advanced only 85% of the accounts receivable.

The agreement commenced on May 1, 2003, when the Company accepted its first funding.  The agreement was modified upon the Company filing its Chapter 11 Petition in only a minor way to increase the fees payable by the Company, and the modified agreement was approved by the Bankruptcy Court.

The agreement, as modified, is filed as Exhibit 99.1 to this 10-QSB.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 - Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1 - Section 1350 Certification by Chief Executive Officer of the Company.

32.2 - Section 1350 Certification by Chief Financial Officer of the Company.

99.1—Systran Financial Services Corporation Factoring Agreement dated as of May 1, 2003.

(b) Reports on Form 8-K.  There was one report on Form 8-K filed during the quarter for which this report is filed.  The report was filed on June 5, 2003, setting forth in Item 9, FD Disclosure, a copy of a press release relating to the Company having filed a Chapter 11 Petition under the United States Bankruptcy Code.

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