Form 10QSB/A
period 2003-06-30
GASEL TRANSPORTATION LINES INC
filed 2003-08-21
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

The following discussion should be read in conjunction with the Financial Statements, including footnotes, contained herein.  The discussion is qualified in its entirety by the foregoing.  Historical results of operations and the percentage relationships among any amounts in the Financial Statements, and any trends that may appear to be inferable therefrom, should not be taken as necessarily indicative of trends of operations or results of operations for any future periods.  Further, the Company filed Chapter 11 proceedings during the second quarter of the year for re-organization under the United States Bankruptcy Code, and the effects from filing and operating as a Debtor in Possession will alter how the Company operates and is expected to change the financial structure and statements for the Company in the future.

The discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in the forward-looking statements.  These factors include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company’s core of shippers, fuel prices, driver costs, the ability to have enough drivers to utilize the Company equipment, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors.  Also, as Debtor in Possession, the Company must have any transactions outside its normal business operations approved by the Bankruptcy Court, and the outcome of any such proposed transactions is unknown.

The interim financial information for the quarters and six months periods ended June 30, 2003, and June 30, 2002, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended June 30, 2003.

Freight revenues for the three months ended June 30, 2003, were $3,301,183, a decrease of $480,520 (12.7%) from the $3,781,703 in revenues for the second quarter of 2002.  The decrease in freight revenues was basically attributable to the Company having a decrease in the amount of operating equipment that has resulted from having approximately 10% of its fleet inoperable as the result of mechanical breakdowns or because of not having enough drivers available as a result of the significant driver turnover the Company has been experiencing. In addition, freight tonnage was down in 2003 compared to the same period in 2002.  Trade receivable write-off's were also significantly higher in 2003, a sign of the struggling U.S. economy.

Training school revenues for the second quarter of 2003 were $ 104,876, a decrease of $17,997 (14.6%) from the second quarter 2002 revenues of $122,873.  Training school revenue decreases were primarily due to enrollment in the schools being down from the prior year as a result of the lack of readily available funding sources.

Equipment operating expenses increased in the second quarter of 2003 to $3,513,045 from $3,258,857 for the second quarter of 2002.   This was an increase of $254,188 (7.8%) from the prior year.   The increase in expenses was primarily due to the increase in the number of deadhead miles being driven because of the distance between where the base of freight is located and where the equipment is located, an increase in fuel prices from the prior year, and an increase in equipment maintenance / tire costs related to equipment age, and due to not capitalizing major equipment repairs this year compared to having capitalized them last year.

Operating expenses were also up, going to $876,401 for the second quarter of 2003 compared to $543,450 for the like period of 2002, which is an increase of $332,951 (61.3%).  This increase is entirely attributable to an accounting entry for impairment of assets resulting from the filing of the Chapter 11 proceedings and the commensurate elimination of an asset of goodwill originally created in the Company’s acquisition of the assets of Eagle Transportation, Inc. and Eagle Transportation Services, Inc.  General and Administrative expense for the quarter actually went down from $461,726 for 2002 to $435,904 for the like period in 2003 and garage expense (Company in-house labor only) went up only slightly over $5,000 for the comparable periods.

Operating income for the second quarter of 2003 was a loss of ($983,397), a decrease of $1,085,666 (1,061.6%) from the $102,269 for the second quarter of 2002.   Operating income as a percentage of total revenues went down to a minus –28.9% in the quarterly period ended June 30, 2003, from 2.6% for the same period in 2002.  This was due to the decrease in freight revenues while at the same time there was an increase in the equipment operating expenses and from the impairment losses.

Contributing factors to the decrease were primarily an absolute drop in freight volume, a simultaneous decrease in equipment efficiencies and increases in operating costs from external and internal causes.

The net results were that the Company had a net loss after provision for income taxes and before reorganization items of ($1,165,000) for the second quarter of 2003 compared to a net loss of ($131,159) for the second quarter of 2002, which is an increase in the loss of ($1,033,841) (788.2%) from the prior year.

Six months Ended June 30, 2003.

Freight revenues for the six months ended June 30, 2003, decreased $676,919 (9.1%) to $6,795,308 from $7,472,227 at the end of the six months period ending June 30, 2002.   Training school revenues for the six months ended June 30, 2003, decreased only by $17,948 to 245,247 (6.8%) from $263,195 for the six months period ended June 30, 2002.   The decrease in freight revenues was, as stated for the quarterly results, basically attributable to the reduction in the available equipment and decline in freight volume related to the domestic economy.  Training school revenue decreases were due primarily to the lack of available funding for students to pay for their schooling - a growing nation-wide industry problem for the past two years.

Equipment operating expenses increased in the six months period ended June 30, 2003, by $362,858 (5.6%) to $6,855,162 from $6,492,304 for the same period in 2002.  The increase in expenses was, as stated for the 2nd quarter results, primarily due to the increase in deadhead miles and increased maintenance costs associated with operating older equipment, plus a difference in fuel price from the prior year.  Operating expenses increased $495,341 (47.1%) to $1,547,370 for the six months ended June 30, 2003, compared to $1,052,029 for the same period of 2002.   The increase was primarily due to the impairment losses in the value of the Company assets taken as a result of the filing of the Chapter 11 reorganization petition.  The general and administrative expenses and garage expenses (Company in-house labor only) were up only minimally compared to last year, although they went up during a period when the revenues for the Company were decreasing.

Operating income for the six months ended June 30, 2003, was a loss of ($1,361,977), a decrease of $1,553,066 (812.7%) from income of $191,089 for the same period in 2002.   Operating income as a percentage of total revenues went down from 2.5% for the six months ending June 30, 2002, to a

minus (19.3%) for the same period in 2003.   The factors for the decrease for this period were basically the same as for the three month quarterly period, being the decrease in available revenue producing equipment together with the changes in the sales mix that have caused the deadhead to increase very significantly, and freight tonnage decreases related to the struggling U. S. economy in the manufacturing and retail sectors.  The net results were that the Company had a net loss from operations after provision for income taxes and before the cost of reorganization items for the six months period ended June 30, 2003, of ($1,965,874) compared to a net loss of ($266,446) for the same period of 2002, which is an increase in loss of ($1,699,428) from the prior year.

Capital and Liquidity

Management believes that by reorganizing it can get the Company's operating expenses in line with operating revenues so that it will be able to manage its cash flow and, hopefully, with the other changes being implemented, reverse its loss trend and get back to operating profitably.  However, until the Company completes arrangements in the Bankruptcy Court with its secured lenders, there can be no assurances that it will be able to operate profitably or be able to remain in business.  Because the Company has not had to make significant payments on its operating equipment, both previous to its filing of the Chapter 11 petition and subsequent thereto, it has been able to utilize the cash flow that normally would be used to make those payments to make payments for license plates, insurance and other expenses that it would not have been otherwise able to pay.

Management continues to adjust its corrective actions to bring profits and cash flow positive.  Currently, there is a strong push to improve gross revenues and rates with additional Columbus, Ohio-based and Ohio Valley outbound customers, and replacing discounted inbound brokered freight with direct freight business.  There is also a push to keep more of the Company equipment operable, although it has been costly to maintain as the equipment is reaching the mid to upper portion of its life cycle, and to add owner/operators to haul freight for the Company using their own equipment.

Key strategic actions required to put the Company in a profitable formula would include increasing its power units by 20%, which it still hopes to accomplish by adding owner operators, with a commensurate increase in its trailer pool, as well as replacing its shorter 48' trailers with the longer, now industry-preferred, 53' trailers.

In early May, the Company entered into a new receivables-based line of credit agreement with Systran Financial Services, a division of Textron Financial Corporation, which significantly increased its cash flow through higher advance rates with lower financing costs, and expanded its available credit by $1.5 million.  This credit facility has continued after the filing of the Chapter 11 petition with only a slight increase in the rate paid by the Company.

In April 2003, the Company returned to the cost advantages of outsourcing its payroll and related tax processing.  Additional cost decreases were expected to continue with the relocation of the Columbus offices to less expensive rental facilities, which the Company completed in late 2002.  The Company also had expected to have equipment productivity improve by making a strategic shift of the majority of its revenue equipment from its Marietta, Ohio home base to its Columbus, Ohio, office, where there are significantly more freight opportunities.  However, the Company has not been able to fully accomplish this shift, and therefore is still experiencing increased expenses from operating the majority of its equipment in a location that is far from its freight base.

Management continues to seek growth opportunities to expand the number of power units and trailers it is operating in order to reach a revenue level that will generate sufficient margins to support its fixed costs and generate a net profit.  The Company was near completing an asset acquisition in late April 2003 that would have increased the number of power units by approximately 65, but the problems with cash flow that surfaced at that time caused that transaction to be put off at least temporarily until the sellers see how the Company performs in reorganization.

In the meantime, the Company needs to be able to operate more of its already owned equipment that has been inoperable because of either a lack of drivers or a lack of funds to fix equipment breakdowns, and it is hopeful that this can be accomplished with the reorganization.   The Company is also still making a concerted effort to hire additional owner/operators, and is currently working on getting a group of ten.

Management hopes to be able to emerge from the judicial reorganization in a timely manner with a stronger balance sheet, increased liquidity, and a scale of operations that will foster sustained earnings and growth.

The Company continues to seek outside equity and quasi-equity funding, and believes there is interest from outside funding sources that would appropriately recapitalize the Company at its current size, or alternatively, in conjunction with an acquisition increasing its scale of operations and profit potential significantly.

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

99.1—Systran Financial Services Corporation Factoring Agreement dated as of May 20, 2003.

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