Form 10QSB
period 2003-09-30
GASEL TRANSPORTATION LINES INC
filed 2003-11-14
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 10, 2003, there were 9,877,966 common shares, no par value issued and outstanding, with 7,900 of them held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 2003
(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$24,371
Accounts Receivable-Trade, Net of Amounts Sold With Recourse of $1,096,053 and Allowance of $50,000	431,985
Inventory	166,402
Prepaid Expenses and Other Current Assets	153,219

Total Current Assets	775,977

Property and Equipment
Land and Buildings	770,054
Tractors	11,659,621
Trailers	2,979,005
Shop Equipment	408,285
Office Equipment	218,820
16,035,785
Less Accumulated Depreciation	10,172,391

Net Property and Equipment	5,863,394

Revenue Equipment Held for Sale	1,163,253

Other Assets
Other	7,683

Total Other Assets	7,683

TOTAL ASSETS	$7,810,307

See accompanying notes to consolidated financial statements.

September 30, 2003
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash Overdraft	$88,935
Accounts Payable-Trade	333,672
Accrued Contract Labor and Other Expenses	187,687

Total Current Liabilities Not Subject to Compromise	610,294

Liabilities Subject to Compromise	9,716,498

Total Liabilities	10,326,792

Redeemable Warrants	50,000

Stockholders’ Equity (Deficit)
Common Stock, no par value, 10,000,000 shares authorized, 9,877,966 issued and 9,870,066 outstanding	2,543,481
Additional Paid in Capital	102,786
Accumulated (Deficit)	(5,194,919)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)

Total Stockholders’ Equity (Deficit)	(2,566,485)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,810,307

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.
AND ITS SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Freight Income	$3,303,539	$3,407,037	$10,098,847	$10,879,264
Training School Revenue	109,750	115,026	354,997	378,221
	3,413,289	3,522,063	10,453,844	11,257,485

Cost of Revenue	3,206,320	3,131,111	10,061,482	9,623,415

Gross Profit	206,969	390,952	392,362	1,634,070

Operating Expenses
Garage Expenses	104,462	86,047	270,915	239,513
General and Administrative Expenses	358,272	493,266	1,304,606	1,391,829
Impairment Loss	—	—	434,583	—
	462,734	579,313	2,010,104	1,631,342

Operating Income (Loss)	(255,765)	(188,361)	(1,617,742)	2,728

Other Income (Expense)
Interest Income	17	4,493	8,814	5,168
Other Income	13,421	7,147	31,454	90,550
Gain (Loss) on Disposition Of Assets-Pre-Petition	—	—	(42,957)	12,075
Interest Expense, Net (Contractual Interest of $266,481 and $878,103 for the three and nine months ended September 30, 2003, respectively)	(18,988)	(235,000)	(525,014)	(788,688)
	(5,550)	(223,360)	(527,703)	(680,895)

(Loss) from Operations Before Reorganization Items and Tax Provision	(261,315)	(411,721)	(2,145,445)	(678,167)

Reorganization Items-
Professional and Bankruptcy Fees	42,000	—	73,330	—
Loss on Disposition Of Assets-Post-Petition	27,304	—	27,304	—
	69,304	—	100,634	—

(Loss) Before Tax Provision	(330,619)	(411,721)	(2,246,079)	(678,167)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(330,619)	$(411,721)	$(2,246,079)	$(678,167)

Basic (Loss) Per Share	$(.033)	$(.170)	$(.248)	$(.281)
Diluted (Loss) Per Share	$(.033)	$(.170)	$(.248)	$(.281)

Weighted Average Common Shares Outstanding:

Basic	9,870,066	2,420,555	9,071,455	2,410,286
Diluted	9,870,066	2,420,555	9,071,455	2,410,286

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	Sept 30, 2003	Sept 30, 2002
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (Loss)	$(2,246,079)	$(678,167)
Adjustments to Reconcile Net (Loss) to Cash Provided by
Operating Activities:
Reorganization Items	73,330	—
Depreciation and Amortization	1,435,788	1,657,509
(Gain) Loss on Disposition of Assets-Pre-Petition	42,957	(12,075)
Loss on Disposition of Assets-Post-Petition	27,304
Impairment Loss	434,583	—
Bad Debt	56,896	—
(Increase) Decrease in: Accounts Receivable-Trade	1,475,386	132,684
Inventory	—	(127)
Prepaid Expenses and Other Assets	236,680	31,791
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	105,170	304,979
Net Cash Provided by Operating Activities
Before Reorganization Items	1,624,005	1,436,594

Operating Cash Flows Used In Reorganization Items:
Professional Fees Paid in Connection with Chapter 11 Proceedings	(65,830)	—
Net Cash Used in Reorganization Items	(65,830)	—

Net Cash Provided by Operating Activities	1,558,175	1,436,594

Cash Flows From Investing Activities
Proceeds from Sale of Assets	—	104,357
Purchases of Property and Equipment	(49,712)	(376,003)
Net Cash (Used) by Investing Activities	(49,712)	(271,646)

Cash Flows From Financing Activities
Line of Credit (Net)	(1,692,873)	395,518
Repayment of Mortgage Receivable	2,782	—
Repayment of Notes Receivable	—	1,308
Proceeds from Capital Lease Obligations	—	—
Payments on Notes Payable-Related Parties	(81,627)	(112,646)
Proceeds from Borrowings-Related Parties	62,700	—
Principal Payments on Long Term Borrowing	(333,614)	(930,552)
Principal Payments Under Capital Lease Agreements	(111,377)	(208,976)
Proceeds from Issuance of Common Stock	675,507	8,750
Net Cash (Used) by Financing Activities	(1,478,502)	(846,598)
Net Increase (Decrease) in Cash	29,961	318,350

See accompanying notes to consolidated financial statements.

	Nine Months Ended
	Sept 30, 2003	Sept 30, 2002
	(Unaudited)	(Unaudited)
Net Increase (Decrease) in Cash	$29,961	$318,350

Cash & Cash Equivalents- (Overdraft) Beginning of Period	(94,525)	(393,436)

Cash & Cash Equivalents- (Overdraft) End of Period	$(64,564)	$(75,086)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows:

Cash and Cash Equivalents	$24,371	$22,208
Cash Overdraft	(88,935)	(97,294)

Net Cash and Cash Equivalents (Overdraft)	$(64,564)	$(75,086)

Supplemental Disclosures:

Interest Paid	$541,362	$745,165

Non-Cash Investing and Financing Activities:

Increase in Mortgage Receivable with Proceeds from Sale of Land and Building	$—	$179,142

Payoff Notes and Mortgage Payable with Proceeds from New Financing and Sale of Fixed Assets	$—	$79,836

Payoff of Mortgage Receivable by Mortgagee and Payoff of Related Mortgage Payable	$173,711	$—

Cancellation of Property and Equipment With Direct Financing - Rewritten as Operating Lease Agreement	$—	$—

See accompanying notes to consolidated financial statements.

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

Following the filing, the Company obtained, and received Court approval of the Systran Financial Services Corporation (“Systran”, a subsidiary of Textron Financial Corporation) receivable-based post-petition factoring agreement increasing the financing of accounts receivable by $1.5 million to $3.5 million and improving the terms and costs compared to the replaced receivable financing arrangement and approval of an advance from Systran and Company related parties in the amount of $147,000 to fund the Company’s annual license fees due in May, 2003.  Additionally, as of October 15, 2003, the Company settled the adequate protection payments and terms with all equipment lenders, giving Gasel a full complement of revenue generating equipment (tractors and trailers).  Adequate protection payments are designed to fairly compensate the lender for any loss of value in its collateral for its continued use and to fit the Company’s cash flow projections until the plan of reorganization is filed and accepted.

The Company has retained its insurance coverage at existing premium rates, which meet the insurance requirements necessary to operate under the Chapter 11 proceedings.  As of October 1, 2003, the Company renewed its annual equipment insurance with a six month extension of its liability coverage through the existing insurance carrier, Clarendon National Insurance Company, and a twelve month renewal of its physical damage, cargo, and general liability through other major national insurance companies.

The premiums were increased a modest amount compared by industry standards, increasing by 9% to approximately $682,000 for the current coverage year (2003/2004) compared to the last policy year.  The liability premium is due in four equal payments of $65,000, beginning in October, 2003.  The other premiums were financed with a 40% downpayment and seven installments of approximately $14,000 beginning in November, 2003.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

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

Impairment of property and equipment was $81,145 for the nine months ended September 30, 2003.

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

NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Case imposed an automatic stay, applicable generally to creditors and other parties of interest, of: (1) the commencement or continuation of a judicial, administrative or other action or proceeding against the Debtor that was or could have been commenced prior to commencement of the Chapter 11 Case or to recover for a claim that arose prior to commencement of the Chapter 11 Case; (2) the enforcement against the Debtor or its property of any judgments obtained prior to commencement of the Chapter 11 Case; (3) the taking of any action to obtain possession of property of the Debtor or to exercise control over property of the Debtor; (4) the creation, perfection or enforcement of any lien against the property of the Debtor’s bankruptcy estate; (5) any act to create, perfect or enforce against property of the Debtor any lien that secures a claim that arose prior to the commencement of the Chapter 11 Case; (6) the taking of any action to collection, assess or recover claims against the Debtor that arose before commencement of the Chapter 11 Case; (7) the offset of any debt owing to the Debtor that arose prior to commencement of the Chapter 11 Case against any claim against the Debtor; or (8) the commencement or continuation of a proceeding before the United States Tax Court concerning the Debtor.  Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies.  As of October 14, 2003, all equipment lenders have been relieved of the automatic stay and “adequate protection payments” have been negotiated between the Debtor and each lender and approved by the Court for the continued use of the Company’s revenue generating equipment (tractors and trailers) at significantly reduced monthly payments compared to the full contractual debt service.  Enforcement of judgments entered on these claims, if any, is expressly prohibited without further Bankruptcy Court approval.

Under Section 365 of the Bankruptcy Code, the Debtor may reject executory contracts, including unexpired leases.  Except with respect to certain lessors who have, from time to time, sought to cause the Debtor to move to assume or reject their leases, the Debtor has through the date of confirmation of a plan of reorganization to determine whether to assume or reject a given lease.

The Company has made certain adequate protection payments on its secured debt since filing for Reorganization on May 19, 2003.  In addition, monthly payments due on an operating lease with an officer of the Company for 20 trailers financed by an unrelated lending institution have been made since entering Chapter 11 protection (see Note 16).

In October of 2003, the Company exercised its right to terminate a three year property lease with Viking Properties for its Columbus office facility and equipment parking lot, as a step towards consolidating its operations and reducing operating costs.  In addition, the Company entered into a new 112 month property lease agreement for an equipment “drop lot” at a cost of $1,500 per month in order to maintain a presence in the Columbus, Ohio area and properly service the Company’s growing Central Ohio customer base.

Petition Date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet and include the following (all or a portion of which may be disputed by the Debtor):

Sept 30, 2003

Demand Notes Payable	$191,367
Accounts Payable-Trade	512,269
Accrued Interest	277,198
Accrued Brokerage and Contract Labor	170,769
Accrued Payroll Taxes	321,504
Mortgages Payable	878,650
Notes Payable	6,215,343
Capital Lease Obligations	1,149,398

9,716,498

NOTE 4 - FACTORING AGREEMENT

On April 10, 2003, the Company entered into a one year factoring agreement with Systran Financial Services Corporation (Systran) whereby the Company may sell its trade receivables, with recourse.  The agreement includes the Company presenting, on a monthly basis, a minimum anticipated volume of bills for financing through Systran in the amount of $1,000,000. In addition, the Company may receive an advance rate of 90% of eligible receivables financed with a 10% deposit withheld and subsequently paid to the Company as receivables are collected.  The credit limit under the factoring agreement is $3,500,000.  The agreement also includes a rate of interest equal to 2% over prime and has replaced a line of credit arrangement with CitiCapital (see Note 7).

On May 1, 2003, proceeds of $1,300,000 were used to repay the existing line of credit with CitiCapital Business Credit, in the amount of $1,200,000 and $100,000 was disbursed to one of the Company’s lenders having certain collateral rights to the Company’s trade receivables.  In May, 2003, the Bankruptcy Court approved this agreement as a post-petition obligation.

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

The Company has guaranteed certain financing of trade accounts receivables.  In connection therewith, the Company was contingently liable for approximately $1,096,053 at September 30, 2003, at which time the value of the underlying collateral in the amount of $1,298,065 is, in the opinion of management, adequate to secure the guarantee.

NOTE 6 - REVENUE EQUIPMENT HELD FOR SALE

The Company returned 68 trailers and 5 tractors held under capital leases to the lessors during 2003.  All of the trailers and one tractor are expected to be sold within one year.  The carrying amounts of these assets and liabilities included in the disposal group at September 30, 2003, are as follows:

Trailers held under capital lease, now held for sale, net of accumulated depreciation	$1,123,350

Capital lease obligation	$1,139,623

Tractor held under capital lease, now held for sale, net of accumulated depreciation	$39,903

Capital lease obligation	$50,326

Four of the tractors held under capital lease were returned to the lessor, and the capital lease obligation relating to each tractor was reduced.  The following is a summary of those transactions.

	Pre-Petition	Post-Petition
Reduction in Tractors held under Capital Lease	$(124,702)	$(50,479)
Reduction in Capital Lease obligations	81,745	23,175
Loss on Disposition of Assets	$(42,957)	$(27,304)

NOTE 7 - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

During the three months ended March 31, 2003, the Company incorrectly classified certain activity which resulted in an overstatement of the Loss from the Disposition of Assets.  The Company became aware of the problem during the three months ended September 30, 2003, revised their control structures and corrected the loss.

The following represents the corrected financial statements.

AS RESTATED

	3 Months Ended March 31, 2003	3 Months Ended June 30, 2003	6 Months Ended June 30, 2003

Operating Deficit	$(378,590)	$(983,387)	$(1,361,977)

Other Income (Expense)	(340,540)	(181,613)	(522,153)

Loss from Operations Before Reorganization Items And Tax Provision	(719,130)	(1,165,000)	(1,884,130)

Reorganization Items		31,330	31,330

Net Loss	$(719,130)	$(1,196,330)	$(1,915,460)

Earnings Per Share:
Basic	$(.096)	$(.121)	$(.221)

Diluted	$(.096)	$(.121)	$(.221)

AS ORIGINALLY REPORTED

	3 Months Ended March 31, 2003	3 Months Ended June 30, 2003	6 Months Ended June 30, 2003

Operating Deficit	$(378,590)	$(983,387)	$(1,361,977)

Other Income (Expense)	(422,284)	(181,613)	(603,897)

Loss from Operations Before Reorganization Items And Tax Provision	(800,874)	(1,165,000)	(1,965,874)

Reorganization Items	—	31,330	31,330

Net Loss	$(800,874)	$(1,196,330)	$(1,997,204)

Earnings Per Share:
Basic	$(.107)	$(.121)	$(.230)

Diluted	$(.107)	$(.121)	$(.230)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

The following discussion should be read in conjunction with the Financial Statements, including footnotes, contained herein.  The discussion is qualified in its entirety by the foregoing.  Historical results of operations and the percentage relationships among any amounts in the Financial Statements, and any trends that may appear to be inferable therefrom, should not be taken as necessarily indicative of trends of operations or results of operations for any future periods.  Further, the Company filed Chapter 11 proceedings during the second quarter of the year for re-organization under the United States Bankruptcy Code, and the effects from filing and operating as a Debtor in Possession have altered, and will continue to alter, how the Company operates and is expected to change the financial structure and statements for the Company in the future.

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

The interim financial information for the quarters and nine months periods ended September 30, 2003, and September 30, 2002, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended September 30, 2003.

Freight revenues for the three months ended September 30, 2003, were $3,303,539, a decrease of $103,498 (3.9%) from the $3,407,037 in revenues for the third quarter of 2002.  The decrease in freight revenues was basically attributable to the Company having a decrease in the amount of operating equipment as a result of having approximately 10% - 15 % of its fleet out of service due to mechanical breakdowns and driver shortages.  In addition, a shift in the Company’s sales mix concentrated with a new and large national customer proved to produce higher rates but less revenue per week due to the extended unloading times associated with multi-stop offs.  A corrective shift in the volume of business and load selection was made with this customer in the late 3rd quarter of 2003 designed to increase the revenue and reduce deadhead.

Training school revenues for the third quarter of 2003 were $109,750, a 4.59% decrease from the third quarter 2002 revenues of $115,026.  Training school revenue decreases were primarily due to enrollment in the schools declining from the prior year as a result of the lack of readily available funding sources.  The decline is considered nominal in that the decrease represented about two students less for this period than in the prior year.

Cost of revenue, formerly referred to as equipment operating expenses, increased in the third quarter of 2003 to $3,206,320 from $3,131,111 for the third quarter of 2002.  The increase in cost of revenue totals $75,209 (2.4%).  The increase was primarily due to the increase in the number of deadhead miles being driven because of the distance between where the base of freight is located and where the equipment is domiciled, a deficient power unit to trailer ratio causing excessive empty mile shuttling to meet customer freight volume and service demands, an increase in fuel prices from the prior year, and an increase in equipment maintenance / tire costs related to equipment age, and due to not capitalizing major equipment repairs this year compared to the capitalized activity last year.

Operating expenses were down to $462,734 for the third quarter of 2003 compared to $579,313 for the like period of 2002, a decrease of $116,579 (20.1%), which was greater than the percentage decrease in freight revenues, and is indicative of a reduction in the general and administrative expenses compared to the prior year as the Company down sized its personnel and associated costs as a compensating measure to declining revenues.  This reduction in operating expenses was partially offset by garage expenses increasing from the prior year because of the age of the tractor fleet requiring additional service.  General and Administrative expense for the quarter actually went down from $493,266 for 2002 to $358,272 for the like period in 2003 and garage expense (Company in-house labor only) went up only $18,415 for the comparable periods.

Operating income for the third quarter of 2003 was a loss of ($255,765), an increase of $67,404 (35.8%) from the loss of ($188,361) for the same period of 2002.  This increase is primarily the result of the increases in the cost of revenue, particularly in major expenses including fuel, equipment maintenance /tires, and insurance, reducing the gross profit for the period.  Operating income as a percentage of total revenues went down to a minus (-7.5%) in the quarterly period ended September 30, 2003, from a minus (-5.3%) for the same period in 2002.  This was due to the decrease in freight revenues while at the same time there was an increase in the equipment operating expenses.

Losses from operations were ($261,315) for the quarter compared to ($411,721) for the same quarter in 2002.  The improvement was entirely due to savings in interest expense from the prior year as the result of being in Chapter 11.

The net results, after taking into account the reorganization items for fees and losses on disposition of assets were that the Company had a net loss after provision for income taxes for the third quarter of 2003 of ($330,619) compared to a net loss of ($411,721) for the third quarter of 2002, which is a reduction in the loss of $81,102 (19.7%) from the prior year.

In summary, the improvement in results for the three month period ending September 30, 2003, were primarily due to a significant decrease in interest expense, and decreases in G & A expenses from personnel reductions and general cost cutting, offset by the increased costs of revenue associated with operating older equipment, and equipment productivity declines related to the sales mix concentration with a major customer,

Nine months Ended September 30, 2003.

Freight revenues for the nine months ended September 30, 2003, decreased $780,417 (7.2%) to $10,098,847 from $10,879,264 at the end of the nine months period ending September 30, 2002.  Training school revenues for the nine months ended September 30, 2003, decreased $23,224 to $354,997 (6.1%) from $378,221 for the nine months period ended September 30, 2002.  The decrease in freight revenues was, as stated for the quarterly results, basically attributable to the reduction in the available equipment and decline in freight volume related to the domestic economy (through the first two quarters of 2003), although the percentage decrease for the 3rd quarter of 2003 was less than that for the nine month period, representing an improving trend.  Training school revenue decreases were due primarily to the lack of available funding for student tuition - a growing nation-wide industry problem for the past two years.

Cost of revenue, formerly referred to as equipment operating expenses, increased in the nine months period ended September 30, 2003, by $438,067 (4.6%) to $10,061,482 from $9,623,415 for the same period in 2002.  The increase in expenses was, as stated for the 3rd quarter results, primarily due to the increase in deadhead miles and decreased equipment productivity associated with the Company’s concentration with a particular large customer, and increased maintenance costs associated with operating older equipment, plus a sharp increase in average fuel prices from the prior year.

Operating expenses increased $378,762 (23.2%) to $2,010,104 for the nine months ended September 30, 2003, compared to $1,631,342 for the same period of 2002.  The increase was generally due to the impairment losses of $434,583 in the value of the Company assets taken as a result of the filing of the Chapter 11 reorganization petition and specifically due to an impairment of goodwill recorded in the 2nd Quarter of 2003 in the amount of $ 353, 438 due to the effect of the Company’s increased operating losses on its intangible valuation model and the lack of retention of the acquired customer base.

Operating income for the nine months ended September 30, 2003, was ($1,617,742), a decrease of $1,620,470 (59,401.4%) from $2,728 for the same period in 2002.  Operating income as a percentage of total revenues went down from .02% for the nine months ending September 30, 2002, to a -15.5% for the same period in 2003.  The factors for the decrease for this period were basically the same as for the three month quarterly period, being the decrease in available revenue producing equipment together with the changes in the sales mix that have caused the deadhead to increase very significantly, and freight tonnage decreases related to the struggling U. S. economy in the manufacturing and retail sectors in the first two quarters of 2003, sharp rises industry wide in fuel and insurance, and a significant increase in equipment maintenance costs .

The net results were that the Company had a net loss after provision for income taxes for the nine months period ended September 30, 2003, of ($2,246,079) compared to a net loss of ($678,167) for the same period of 2002, which is an increase of $1,567,912 (231.2%) from the prior year’s loss.  The net loss, as well as the increase in net loss from the prior year is basically attributable to a significant increase in the cost of revenue while at the same time there was a decrease in revenues, the impairment losses from the filing of the Chapter 11 reorganization petition, and the additionally incurred reorganization fees.

Capital and Liquidity

Management believes that by reorganizing it can get the Company’s operating expenses in line with operating revenues so that it will be able to manage its cash flow and, hopefully, with the other changes being implemented, reverse its loss trend and get back to operating profitably.  However, until the Company completes arrangements in the Bankruptcy Court with its secured lenders, there can be no assurances that it will be able to operate profitably or be able to remain in business.

In the two months following filing Chapter 11, the Company did not have to make payments on its operating equipment or the majority of its contractual debt service.  As a result, the Company was able to utilize the cash flow that normally would have been used to make those payments and pay the annual license plate fees, insurance and other expenses in order for it to be able to continue operating under judicial protection.

Management continues to adjust its corrective actions to bring profits and cash flow positive.  Currently, there is a strong push to improve gross revenues and rates with additional Columbus, Ohio-based and Ohio Valley outbound customers, and replacing discounted inbound brokered freight with direct freight business.

There is also a focus to place back into service tractors that were inoperable because of maintenance problems, and to keep the Company’s full fleet of equipment operable.  However, it has been costly for the Company to maintain the equipment as it is reaching the mid to upper portion of its life cycle.  Also, the Company has been focusing its efforts to add owner/operators to provide incremental revenues and margins without the cash outlay and long-term debt obligations associated with adding Company owned equipment.

Key strategic actions required to put the Company in a profitable formula would include increasing its power units by 20%, which it still hopes to accomplish by adding owner/operators, together with a commensurate increase in its trailer pool, as well as replacing its shorter 48’ trailers with the longer, now industry-preferred, 53’ trailers.

Since filing Chapter 11 in May 2003, the Company has been negotiating with its secured lenders payments on the use of the equipment and other assets.  As of October 15, 2003, the Company had settled the adequate protection payments and terms with all secured equipment lenders, giving the Company a full complement of revenue generating equipment (tractors and trailers) at a significantly reduced debt service compared to the full contractual payments.  This allows the Company to take advantage of a strongly improving freight demand, higher rates, and better equipment productivity, and newly acquired customers developed in the late third quarter of 2003 and continuing on into the fourth quarter of the year.

Toward the end of the third quarter of 2003, management started changing the Company’s sales mix to increase its revenue and reduce its empty miles simultaneously by limiting its freight volume with its top twenty customers, and one major customer in particular.  This plan is also designed to improve equipment productivity and reduce driver turnover (through better driver pay) and is part of an aggressive and detailed recovery plan that management expects to show continued and measurable improved financial performance in the 4th quarter of 2003.

Management continued to cut its administrative costs by closing its Columbus terminal and centralizing its operations (dispatch) at Company headquarters in Marietta, Ohio, resulting in reduced staff, decreased lease costs, and better operational control.

To improve service capabilities and foster lender cooperation, the Company completed a trailer replacement transaction with the largest trailer dealer and finance company, Dayton Leasing, upgrading the trailer pool with more 53’ units and significantly reducing the monthly equipment lease costs.

Efforts to reduce the Company’s equipment maintenance costs to a normal cost curve were significantly increased.  The Company has been upgrading and adding to the maintenance crew with the goal of eliminating costly outside services and returning all equipment back into service, and transitioning back to a “preventive” maintenance profile (from an excessively costly “demand” maintenance condition).

Initially after filing for Chapter 11 Reorganization, the Company retained its insurance coverage at existing premium rates, which met the risk requirements necessary to operate under judicial protection.  As of October 1, 2003, the Company renewed its annual equipment insurance with a six-month extension of its liability coverage with the existing insurance carrier, Clarendon National Insurance Company, and a twelve-month renewal of its physical damage, cargo, and general liability through other major national insurance carriers.  The premiums were increased a modest amount compared to industry standards, increasing by 9 % for the current coverage year (2003 / 2004) in contrast to the prior policy period.

In addition, the Company has implemented an enhanced driver and owner/operator recruiting effort led by one of its senior managers.  It is designed to staff all trucks and reduce the turnover to below industry standards.  Likewise, the operations’ department has been reorganized to a central dispatch format and supported by customer service personnel to improve service performance levels back to above industry norm (98+ %) and push equipment/driver productivity to profitable levels.

In early May, the Company entered into a new receivables-based line of credit agreement with Systran Financial Services, a division of Textron Financial Corporation, which significantly increased its cash flow through higher advance rates with lower financing costs, and expanded its available credit by $1.5 million.  This credit facility has continued after the filing of the Chapter 11 petition with only a slight increase in the rate paid by the Company, and with the Company retaining the additional credit capacity of $ 1.5 million.

In April 2003, the Company returned to the cost advantages of outsourcing its payroll and related tax processing.  This employee leasing plan continued after the Company filed for creditor protection under Chapter 11.

Management continues to seek growth opportunities to expand the number of power units and trailers it is operating in order to reach a revenue level that will generate sufficient margins to support its fixed costs and generate a net profit.  The Company was near completing an asset acquisition in late April 2003 that would have increased the number of power units by approximately 65 (65 % increase in fleet size), but the problems with cash flow that surfaced at that time caused that transaction to be put off at least temporarily until the sellers see how the Company performs in reorganization.

In the meantime, the Company needs to be able to operate more of its already owned equipment that has been inoperable because of either a lack of drivers or a lack of funds to fix equipment breakdowns, and it is hopeful that this can be accomplished with the reorganization, as discussed above.  The Company is also still making a concerted effort to hire additional owner/operators, and is currently working to accumulate a group of twenty by year-end.

Management hopes to be able to emerge from the judicial reorganization in a timely manner with a stronger balance sheet, increased liquidity, and a scale of operations that will foster sustained earnings and growth.  Having now successfully completed the adequate protection phase of the reorganization, the next step is to develop and file a formal business plan (the Plan of Reorganization) and seek its approval with the lenders and the Bankruptcy Court.  At this time, the Company hopes to submit its reorganization plan in the second quarter of 2004.

The Company continues to seek outside equity and quasi-equity funding, and believes there is interest from outside funding sources that would appropriately recapitalize the Company at its current size, or alternatively, in conjunction with an acquisition increasing its scale of operations and profit potential significantly.

Item 3. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Gasel Transportation Lines, Inc.
(Registrant)
Date November 13, 2003	/s/ Michael J. Post
(Signature)*Michael J. Post, President

Date November 13, 2003	/s/ S. Gene Thompson
(Signature)* S. Gene Thompson, Vice President and Chief Financial Officer