Form 10KSB
period 2003-12-31
GASEL TRANSPORTATION LINES INC
filed 2004-04-14
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

Common shares, no par value

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $14,068,163.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 8, 2004, was $5,919,163 (based upon $0.70 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-Over The Counter Bulletin Board.  In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

On April 13, 2004, Gasel Transportation Lines, Inc. had outstanding 9,877,966 common shares, without par value, which is the issuer’s only class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes  ☐;  No  ☒

PART I

Item 1. Description of Business.

GENERAL

The Company operates primarily as a truckload contract carrier with various customers which ship truckload quantities of both refrigerated and non-refrigerated commodities over various distances on a nationwide basis.  As a contract carrier, the freight rates are negotiated with the shipper and are dependent upon competition, place of origin and destination, and the type of commodity being hauled.  Since 2003, the Company, through a subsidiary corporation, GTL Logistics, Inc., also operates as a freight broker.  As a freight broker, the Company takes shipping orders and selects carriers other than the Company owned equipment or leased owner/operators to transport the freight for a negotiated fee.

In addition to its primary business, the Company operates three driver training schools, located in Marietta, Nelsonville, and Lima Ohio through its wholly owned subsidiary, Gasel Driver Training Schools, Inc.  Operation of these schools is licensed by the Ohio Department of Highway Patrol.

The Company intends to continue to expand its business and operations through internal growth and acquisitions.  It is primarily interested in medium to long haul truckload carriers with compatible freight lanes and existing business that can be integrated into the Company’s methods of operation.  Additionally, the Company is expanding its operations by going into flat-bed hauling through owner/operators.  This should allow the Company to take advantage of an opportunity in its local market area without incurring the costs of acquiring equipment.

HISTORY

Gasel Transportation Lines, Inc. (the “Company”) is a corporation that was organized under the laws of the State of Ohio on January 27, 1988.  The Company was initially formed for the purpose of becoming a transportation freight broker hauling freight under the authority of other motor carriers on a commission basis with its sole offices located in Marietta, Ohio.  Shortly after its inception, the Company evolved its business to obtain licensing with the Interstate Commerce Commission (“ICC”) as a common and contract general commodities motor freight carrier in the 48 contiguous United States and Canada and to operate its own tractors and trailers.  In September 1988, the Company received licensing from the ICC authorizing it to transport in interstate commerce both as a common and contract carrier, and the Company obtained licenses in the 48 contiguous United States to operate under such licenses.  Shortly thereafter, the Company sought approval, and was subsequently granted license to operate in Canada too.  The Company also obtained its authority to broker freight.  In December, 1995, the ICC ceased operations and its regulatory functions and jurisdiction over motor carriers was transferred to the United States Department of Transportation.

In July, 1995, the Company acquired a trucking terminal and offices on 741 Blue Knob Road, Marietta, Ohio.  This facility is now the principal office and main terminal for the Company.  The mailing address is P.O. Box 1199, Marietta, Ohio 45750, and the telephone is (740) 373-6479.

In July, 1996, the Company acquired the assets of a Florida based trucking company, Earl W. Kersey Trucking, Inc. that included a terminal and offices located on Highway 301 N, Dade City, Florida.  During 1999, the Company purchased 5 acres of land adjoining the Dade City, Florida terminal.  During 2001, the Company ceased its Dade City, Florida operations to consolidate its traffic lanes and centralize its operations, and during 2002 sold these properties.

Effective December 31, 2000, the Company entered into an agreement to purchase certain assets of Eagle Transport, Inc. and Eagle Transportation Services, Inc., affiliated companies with offices in Plain City, Ohio (which is in the greater Columbus, Ohio area.)  Under the agreement, the Company purchased the transportation equipment owned by Eagle Transport, Inc. and the freight transportation business of Eagle Transportation Services, Inc., which historically had approximately $9million in freight transportation revenues from both the equipment owned by Eagle Transport, Inc. and through owner/operators and brokered freight.  The purchase included the leasing of an office at the former Eagle offices and the hiring of some of Eagle’s former employees, primarily those involved in freight dispatching.  Since this acquisition commencing with business in 2001, the Company was unable to continue to fund the brokerage business it had acquired and ceased these operations in mid-2001.  Its use of the owner/operators that it had acquired in the transaction decreased from 10 to 1 by early 2002, when the Company relocated its offices in Columbus, Ohio from the office it leased from Eagle.  The Company retained the higher margin customers acquired in the transaction, and has subsequently built a solid presence with a growing number of large, national customers based in the Columbus area.  During 2002, the acquired Eagle customer base was streamlined to one large shipper, and was eventually replaced by local freight for better rates and equipment efficiencies.

In May 2003, the Company filed for protection from its creditors and for Reorganization under Chapter 11 of the U.S. Bankruptcy Act, and underwent numerous operating changes.  One of those changes has been to discontinue operations out of its Columbus, Ohio facility and to run all of its operations out of its principal offices in Marietta, Ohio.  One of the results of this decision was that the business or owner/operators acquired in the Eagle Transport, Inc. and Eagle Transportation Services, Inc. acquisition were discontinued.

Until 2002, the Company has had a steady growth in revenues and owned equipment over the past several years.  During that time it had increased the number of owned, either directly or by capital lease, tractors from 23 to 117, its number as of March 31, 2002, its dry van box trailers from 31 to 144, and its refrigerated climate control trailers from 11 to 104, again as of March 31, 2002.  As of March 18, 2003, the numbers had decreased because of a decrease in freight demand and of various financing issues, so that it owned 101 tractors, 122 dry van trailers, and 77 refrigerated climate control trailers.  As of March 21, 2004, the Company, to bring its equipment operating expenses to a normal cost curve and its cash outlays for annual license and insurance fees to a manageable level, had decreased its tractors to 60, its dry van trailers to 120, and its refrigerated trailers to 30. The Company is replacing its lost power units with owner/ operators and now has approximately 20 contractors in its fleet.  In addition, there were 12 tractors and 11 dry van box trailers that were owned and used in the driver training schools.  Annual freight revenues went from $3,325,606 for calendar year 1994 to $17,574,593 for calendar year 2001, and then decreased to $14,162,996 for the calendar year 2002 and $13,641,559 for the calendar year 2003.

The Company has an ISO 9002 certification by American Systems Registrar.  This certification means that the Company has been audited and verified to have written policies and procedures for the Company’s operations that are designed to monitor and improve customer service through a continuous documentation and corrective action procedure.

OPERATING STRATEGY

The Company is in direct competition with other motor freight carriers, including many companies that are significantly larger than the Company.  Therefore, the Company focuses on providing a high level of transportation services to its customer base with commensurate rates, rather than competing primarily on the basis of price.  Further, the Company has been able to compete with these other carriers because its terminal is located in Marietta, Ohio, that is an area where there are few competitors domiciled.  Also, the Company attempts to provide better and more timely service and to cater to certain major shippers as a means of competing.  The Company had a policy of trying to operate newer late model equipment as a competitive advantage.  However, due to the continuing financial losses suffered during the last three years, and due to new EPA engine emissions requirements and related loss of fuel efficiencies, new vehicle prices, and market loss in trade-in values, the Company, like many other trucking operations, large and small, is running its equipment longer.  The Company is utilizing fully integrated computer systems with onboard communications systems as a means of tracking its equipment and freight, which is a requirement to keep pace with the industry.

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

DRIVERS

During most of 2002, the Company did not have any employees that directly worked for it because it leased them from an industry specific Professional Employment Organization (PE0).  This arrangement included the drivers.  Because of some financial difficulties with the arrangement with the PEO, the lease agreement was terminated during 2002 and the Company hired all of the personnel directly for a brief period during the 3rd and 4th quarters of 2002 and the 1st quarter of 2003.  On March 14, 2003, the Company again began leasing its employees and outsourcing its related payroll/taxes processing with another PEO.  This allows the Company a savings on workers compensation premiums and relieves it from administration of payroll and related tax processing.

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

Although the Company believes that it currently has an adequate number of drivers, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future.  Significant driver turnover is a problem within the industry as a whole, and affects the Company, too.  Driver shortages were experienced periodically during 2003 and have been a periodic and continuing problem in 2004, when it has experienced a higher than normal turnover rate.  In addition, the trucking industry is experiencing a diminished workforce of qualified drivers.  As a result, the Company must compete with other transportation service companies for the available drivers.  It is anticipated that the intense competition for qualified drivers in the trucking industry will continue.  The Company supplements its driver pool with inexperienced drivers through its driver training schools and utilizes them in conjunction with experienced drivers as teams, and ultimately single drivers to help with meeting its driver needs.

In addition to the driver employees, the Company contracts with a limited select group of independent contractors who own and operate their own tractors and trailers (referred to as “owner/operators”).  There are currently 17 owner/operators.  Each owner/operator is required to enter into an owner/operator lease agreement which is cancelable by either party upon thirty days notice.  The owner/operators provide the Company with an additional source of drivers and equipment.  The Company has, since entering Chapter 11 Reorganization (May 2003) and still is currently, been trying to expand its fleet by contracting with additional owner/operators, especially in trying to commence a flat-bed trucking operation out of the Ravenswood, West Virginia area, which is near its Marietta, Ohio terminal location.  By doing so, the Company expects to increase its revenue and margins without any cash outlay, equipment purchase obligation, or operating cost increases.

Item 2. Description of Property.

The principal offices and terminal for the Company are owned; they are located on 12.5 acres adjacent to State Route 4, approximately 4 miles southwest of Marietta, Ohio.  The property has four buildings on it, the major one of which is constructed of cement block and steel, is in good condition, and has the corporate offices, a drivers’ lounge, and three maintenance bays.  Other buildings include a freight transfer building made out of steel that is in fair to good condition, a wood building for the drivers school and lounge that was remodeled a few years ago and is in good condition, and a cement block supply storage building that is in good condition.  The lot is used for parking the Company transportation equipment and for operating a driving school practice area.  The terminal has above ground fuel storage and a waste oil storage facility that is regulated by the EPA.

The property is subject to a mortgage with the usual conditions that the Company is entitled to use of the property for its business needs so long as it is operated in a lawful manner and the mortgage note is paid and not in default.  There are no other operating or use restrictions.  The Company also has a second mortgage lien upon the properties that contains similar conditions.

Item 3. Legal Proceedings.

Since May 19, 2003, the Company has been operating as a Debtor in Possession under the Bankruptcy Act.  Under the provisions of the Bankruptcy Act, all actions pending at the date of filing are stayed, and basically become issues of what constitutes debt of the Company and its classification for priority and payment.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

(A)  During the past three years, the common shares of the Company have been traded in the over-the-counter market and been included on the OTC Bulletin Board under the trading symbol GSEL.  The following table sets forth the range of the high and low bid prices for the common shares of the Company for each quarter during the past two years, as reported by The NASDAQ Stock Market, Inc.  These prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Bid Prices
	High	Low
Calendar Year 2003

First Quarter	$1.01	$0.40

Second Quarter	$0.86	$0.25

Third Quarter	$0.75	$0.25

Fourth Quarter	$0.80	$0.30

Calendar Year 2002

First Quarter	$0.75	$0.35

Second Quarter	$0.45	$0.20

Third Quarter	$0.35	$0.20

Fourth Quarter	$0.79	$0.30

(B)  On April 9, 2004, there were 73 shareholders of record of the common shares.  There are also an estimated 375 beneficial shareholders who hold their shares in street name.

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

Date of Sale	Class of Securities	Number of Shares Sold	Price per share	Total Amount Received
December 3, 2002	Common shares, no par value	800,840	$0.1225	$98,077.90
December 6, 2002	Common shares, no par value	647,971	$0.1225	$79,351.45
December 19, 2002	Common shares, no par value	300,709	$0.1225	$36,836.85
December 19,2002	Common shares, no par value	674,903	$0.1050	$70,864.82
January 10, 2003	Common shares, no par value	452,458	$0.1050	$47,483.09
January 31, 2003	Common shares, no par value	2,091,373	$0.1482	$309,980.00
February 18, 2003	Common shares, no par value	371,052	$0.1482	$55,000.00
February 18, 2003	Common shares, no par value	115,793	$0.1750	$20,238.78
March 5, 2003	Common shares, no par value	715,229	$0.1995	$142,688.19
March 19, 2003	Common shares, no par value	482,912	$0.1995	$96,340.94
March 31, 2003	Common shares, no par value	63,218	$0.1995	$12,611.99
March 31, 2003	Common shares, no par value	283,542	$0.1995	$56,566.63
Total	Common shares, no par value	7,000,000		$1,026,040.64

The following sets forth the approximate use of proceeds by the Company from these sales of shares:

1.	Consulting fee to 1st SB Partners, Ltd. for preparation of offering document and arranging sale of shares	$86,118

2.	Balance of amounts due to State of Ohio for license tags for tractors and trailers	$135,000

3.	Reimburse PeopLease Corporation for payroll paid by it during 2002	$113,000

4.	Past due payroll taxes	$100,000

5.	Settle past due vendor and insurance payables	$52,200

6.	Working capital	$539,723

(B)  The following table sets forth information regarding issuance of shares made by the Company during the last quarter of 2002 and 2003, without use of an underwriter to persons in exchange for services:

Date of Sale	Class of Securities	Number of Shares Issued	To Whom Issued
December 11, 2002	Common shares, no par value	30,000	Market Pathways (1)
December 19, 2002	Common shares, no par value	200,000	Sarah R. Speno, Trustee (2)
February 7, 2003	Common shares, no par value	100,000	Sarah R. Speno, Trustee (2)
April 21, 2003	Common shares, no par value	100,000	Sarah R. Speno, Trustee (2)
April 25, 2003	Common shares, no par value	10,000	Douglas Rogers (3)
Total	Common shares, no par value	440,000

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

(3)          Douglas A. Rogers received these shares as compensation for assisting the Company in the preparation of press releases and the dissemination of the information in such reports to securities broker/dealers, and the providing of advice to the Company with respect to the development of a shareholder relations program.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as “believe,” “may,” “could,” “expects,” “hopes,” “anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements.  The Company’s actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, the war in Iraq, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company’s core of shippers, fuel prices, driver costs, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors.  The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this annual report.

RESULTS OF OPERATIONS

Freight revenues for the twelve months ended December 31, 2003, decreased $521,437 (3.7%) to $13,641,559 from $14,162, 996 for the year ended 2002.  Training school revenues for the twelve months ended December 31, 2003, also decreased going from $479,802 to $426,604, a decrease of $53,198 (11.1%) for the twelve months period ended December 31, 2002.  The decrease in freight revenues was basically because the Company had difficulty in keeping its entire fleet operating at any one time.  This was generally due to having some equipment inoperable because of accidents or because of breakdowns resulting from extending the trade cycle, and because there were not always drivers available for all of the equipment that was operable.  Under normal operating circumstances, the Company would have traded its older equipment and obtained new equipment.  However, while operating as a Debtor in Possession, it was not able to make such changes.  Training school revenue decreases were due primarily to a reduction in average enrollment per facility which was primarily the result of a lack of funding agencies to finance student enrollments.

Operating loss for the twelve months ended December 31, 2003, was ($1,921,277), which was an increase in the loss of ($1,396,847) (266.36%) from a loss of ($524,430) for the same period in 2002.  The gross profit margin decreased from 12.9% in 2002 to 4.2% in 2003.  Primary factors for the gross margin decrease were an increase in fuel prices, an increase in fuel consumption rates due to equipment age and prolonged cold weather, an increase in insurance premiums, loss of freight opportunities due to an insufficient trailer pool and unmanned power units, and an increase in dead-head miles.  The increase in dead-head miles resulted from closing down the Columbus, Ohio terminal, where a significant portion of the Company freight was initiated, and servicing that freight base out of the Marietta, Ohio terminal.  Profitability was further adversely affected by increased garage expenses of $55,394, and impairment in asset loss of $443,582.  There was a decrease in the general and administrative expenses from $2,093,268 in 2002 to $1,706,009 in 2003, which helped to offset these other increased costs.

Other Income (Expense) showed an improvement in 2003 as it went down from a net expense of ($1,237,125) in 2002 to a net expense of ($542,574).  This was due to a reduction in interest expense of

$546,818 (49.6%) from $1,103,143 in 2002 to $556,325 in 2003.  This was due to the Company not having to make payments for a period of time after filing its Chapter 11 petition, and then having the amount that it paid reduced under the Chapter 11 provisions.  Losses from the disposal of assets for 2003 was only ($58,223) compared to losses of ($231,101) for 2002.  This represented a reduction of $172,878 (74.8%).

The results of operations before tax provisions and reorganization items were that the Company incurred a net loss for the twelve months period ended December 31, 2003 of ($2,463,851) compared to a net loss of ($1,761,555) for the same period in 2002, an increase of ($702,296) (39.9%) from the prior years loss.

There were also costs incurred during 2003 from operating under Chapter 11 Reorganization that the Company did not have during 2002.  These expenses were for professional and bankruptcy fees and from the loss on the disposition of equipment after the filing of the Chapter 11 Petition.  These items combined to add $408,729 in additional expenses.

The total loss for the year 2003 was ($2,872,580) compared to a loss in 2002 of ($1,761,155), an increased loss of ($1,111,425) (63.1%).  Much of this net loss is the result of the Chapter 11 Reorganization costs, the impairment in asset loss, again resulting from the Reorganization filing, and the inability of the Company to generate an adequate gross profit.

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

Management continues to adjust its corrective actions to bring profits and cash flow positive.  Currently, there is a strong push to improve gross revenues and rates with additional Ohio Valley outbound customers, and replacing discounted inbound brokered freight with direct freight business.

There is also a focus to keep the Company’s full fleet of equipment operable.  The Company recently agreed to turn in 38 power units to one of its creditors, so keeping the balance of the fleet operable is more critical.   It has been costly for the Company to maintain its equipment as it reaches the mid to upper portion of its life cycle, and while it has gotten rid of the equipment that was most costly to maintain, it will experience increased costs as the retained equipment ages.  Also, the Company has been focusing its efforts to add owner/operators to provide incremental revenues and margins without the cash outlay and long-term debt obligations associated with adding company-owned equipment.

Key strategic actions required to put the Company in a profitable formula would include replacing its lost power units, which it still hopes to accomplish by adding more owner/operators to its existing base of approximately twenty (20) contractors.

Since filing Chapter 11 in May 2003, the Company had been negotiating with its secured lenders payments on the use of the equipment and other assets.  As of October 15, 2003, the Company had settled the adequate protection payments and terms with all secured equipment lenders, giving the Company a full complement of revenue generating equipment (tractors and trailers) at a significantly reduced debt service compared to the full contractual payments.  This allowed the Company to take advantage of a strongly improving freight demand, higher rates, and better equipment productivity, and newly acquired customers developed in the late third quarter of 2003 and continuing on into the fourth quarter of the year.

Management started in the autumn of 2003 changing the Company’s sales mix to increase its revenue and reduce its empty miles simultaneously by limiting its freight volume with its top twenty customers, and one major customer in particular.  This plan was also designed to improve equipment productivity and reduce driver turnover (through better driver pay) and as part of an aggressive and detailed recovery plan that management expects to show continued and measurable improved financial performance.

Management continued in late 2003 to cut its administrative costs by closing its Columbus terminal and centralizing its operations (dispatch) at Company headquarters in Marietta, Ohio, resulting in reduced staff, decreased lease costs, and better operational control.

Efforts to reduce the Company’s equipment maintenance costs to a normal cost curve were significantly increased.  The Company upgraded and added to the maintenance crew with the goal of eliminating costly outside services and returning all equipment back into service, and transitioning back to a “preventive” maintenance profile (from an excessively costly “demand” maintenance condition).  While Management believes that this improved the situation, it nevertheless was not able to successfully continue to keep the equipment operating at a reasonable cost.  Management recently concluded to return the 38 least cost effective, from a maintenance standpoint, tractors to the secured lender in the hope that the remaining fleet can more cost effectively be maintained.

Initially after filing for Chapter 11 Reorganization, the Company retained its insurance coverage at existing premium rates, which met the risk requirements necessary to operate under judicial protection.  On October 1, 2003, the Company renewed its annual equipment insurance with a six-month extension of its liability coverage with the existing insurance carrier, Clarendon National Insurance Company, and a twelve-month renewal of its physical damage, cargo, and general liability through other major national insurance carriers.  The premiums were increased a modest amount compared to industry standards, increasing by 9 % for the current coverage year (2003 / 2004) in contrast to the prior policy period.

The Company renewed its auto liability insurance for a period of twelve months, effective April 1, 2004 with a new insurance carrier, Lincoln General Insurance Company, replacing the defunct Clarendon National Insurance program.  Premiums on the new policy coverage were slightly reduced compared to the prior year and the related premium financing is being provided by Baytree Finance Company, pending court approval on April 12, 2004.

In addition, during the mid part of 2003, the Company implemented an enhanced driver and owner/operator recruiting effort led by one of its senior managers.  It was designed to staff all trucks and reduce the turnover to below industry standards.  Likewise, the operations’ department was reorganized to a central dispatch format supported by customer service personnel to improve service performance levels back to above industry norm (98+ %) and push equipment/driver productivity to profitable levels.

In early May 2003, the Company entered into a new receivables-based line of credit agreement with Systran Financial Services, a division of Textron Financial Corporation, which significantly increased its cash flow through higher advance rates with lower financing costs, and expanded its available credit by $1.5 million to $2.5 million.   This credit facility continued after the filing of the Chapter 11 petition with only a slight increase in the rate paid by the Company, and with the Company retaining the additional credit capacity of $1.5 million.

In April 2003, the Company returned to the cost advantages of outsourcing its payroll and related tax processing.  This employee leasing plan continued after the Company filed for creditor protection under Chapter 11.

Management continues to seek growth opportunities to expand the number of power units and trailers it is operating in order to reach a revenue level that will generate sufficient margins to support its fixed costs and generate a net profit.  The Company was near completing an asset acquisition in late April 2003 that would have increased the number of power units by approximately 65 (65 % increase in fleet size), but the problems with cash flow that surfaced at that time caused that transaction to be put off at least temporarily until the sellers saw how the Company performed in Chapter 11 Reorganization.  While there are no current discussions ongoing related to such an acquisition, the prospective sellers have indicated that they were willing to look at the possibility again after the Company gets out of Reorganization.

Management hopes to be able to emerge from the Chapter 11 Reorganization in the 3rd quarter of 2004 with a stronger balance sheet, increased liquidity, and a scale of operations that will foster sustained earnings and growth.  The next step is for the Company to develop and file a formal business plan (the Plan of Reorganization) and seek its approval with the creditors and the Bankruptcy Court.  At this time, the Company expects to submit its reorganization plan in the second quarter of 2004.

In summary, operating losses accelerated during the first and second quarters of 2003, largely due to the same industry pressures suffered since 2000, and specifically increased by abnormally high equipment maintenance costs from an aging fleet in general, and particular to a group (38) of the Company’s oldest power units, loss of the use of equipment out of action for repairs, unusually high receivable write-offs from major customers, and due to inclement weather slowing freight movements significantly during the 1st quarter of 2003.

In addition, losses were enlarged due to recording a big impairment loss related to the loss of a customer from a prior acquisition and due to asset write downs resulting from expected market value losses in equipment turned back to creditors in an effort to improve (reduce) the Company operating costs.

Due to the accumulated and accelerated operating losses and its effect on the Company’s liquidity, the Company failed to meet some of its debt obligations in the 2nd quarter of 2003, resulting in loan defaults to be issued from a few lenders, and ultimately entering into Chapter 11 bankruptcy protection on May 19, 2003.  This situation was also aggravated by a significant cash outlay to one particular equipment lender required to release its claim on the Company’s receivables to complete a transition to a much improved receivable financing facility important to the Company’s reorganization plan.

Since entering Chapter 11 Reorganization, the Company has made adjustments to increase its revenues and decrease costs by adding large national customers and pulling-in its customer base to around the Company’s equipment/driver domicile in Marietta, Ohio.  Higher freight rates and better equipment productivity are expected from this adjustment in the Company’s sales mix and geographic relocation.

In addition, the Company has shifted some of its senior management to improve driver recruiting/retention and equipment maintenance to address driver turnover and equipment down-time and operating costs.

Recently, as stated above, the Company decided to down-size its fleet by voluntarily turning in a group (38) of its oldest tractors in a response to a lender default claim dispute, and in an effort to eliminate the related excessive operating costs for such equipment, and to further reduce costs by making a commensurate reduction in its trailer pool, which decreased its trailer lease expense.  This adjustment in the Company’s fleet is expected to allow management to improve the Company’s earnings by pairing-down to its best core customers, drivers, and equipment.  It also significantly reduces the operating capital necessary to annually license and insure the fleet.

The Company is successfully adding owner/ operators to replace the lost power units and avoid the cash outlays associated with purchasing equipment.  Also, to increase revenues and margins, the Company is adding a flat bed operation through leasing owner/operators with their own trailers and assuming a customer base that has become available near its home operations.

Item 7. Financial Statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Gasel Transportation Lines, Inc.

Marietta, Ohio

We have audited the accompanying consolidated balance sheets of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2003 and the related statements of consolidated operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2003 and the results of their consolidated operations and their cash flows for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, on May 19, 2003 the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goff, Backa, Alfera, and Company, LLC

Pittsburgh, Pennsylvania

March 10, 2004

To the Board of Directors and Stockholders

Gasel Transportation Lines, Inc.

Marietta, Ohio

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheet of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2002, and the related statements of consolidated operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Van Krevel & Company

Dublin, Ohio

February 28, 2003

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2003

ASSETS

Current Assets
Cash and Cash Equivalents	$13,420
Accounts Receivable-Trade, Net of Amounts Sold With Recourse of $1,237,542 and Allowance of $50,000	438,242
Inventory	102,177
Prepaid Expenses and Other Current Assets	260,191

Total Current Assets	814,030

Property and Equipment
Land and Buildings	770,054
Tractors	11,516,671
Trailers	2,944,977
Shop Equipment	408,962
Office Equipment	221,719
15,862,383
Less Accumulated Depreciation	10,471,397

Net Property and Equipment	5,390,986

Other Assets
Other	7,683

Total Other Assets	7,683

TOTAL ASSETS	$6,212,699

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2003

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Cash Overdraft	$238,419
Accounts Payable-Trade	293,367
Accrued Contract Labor and Other Expenses	148,895

Total Current Liabilities Not Subject to Compromise	680,681

Liabilities Subject to Compromise	8,675,004

Total Liabilities	9,355,685

Redeemable Warrants	50,000

Stockholders’(Deficit)
Common Stock, no par value, 10,000,000 shares authorized, 9,877,966 issued and 9,870,066 outstanding	2,543,481
Additional Paid in Capital	102,786
Accumulated Deficit	(5,821,420)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)

Total Stockholders’ (Deficit)	(3,192,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$6,212,699

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002
Revenues
Freight Income	$13,641,559	$14,162,996
Training School Revenue	426,604	479,802
	14,068,163	14,642,798
Cost of Revenue	13,473,500	12,754,005

Gross Profit (Loss)	594,663	1,888,793

Operating Expenses
Garage Expenses	375,349	319,955
General and Administrative Expenses	1,706,009	2,093,268
Impairment Loss	434,582	—
	2,515,940	2,413,223

Operating (Deficit)	(1,921,277)	(524,430)

Other Income (Expense)
Other Income	63,211	110,177
Interest Income	8,823	9,641
Interest Expense, Net (Contractual interest of $1,021,522 for the year ended December 31, 2003)	(556,325)	(1,103,143)
(Loss) on Disposition of Assets- Pre-petition	(58,283)	(253,800)
	(542,574)	(1,237,125)

(Loss) From Operations Before Reorganization Items and Tax Provision	(2,463,851)	(1,761,555)

Reorganization Items
Professional and Bankruptcy Fees	(81,830)	—
Loss on Disposition of Assets- Post-petition	(326,899)	—
	(408,729)	—
Loss From Operations Before Tax Provision	(2,872,580)	(1,761,555)

Provision for Income Taxes	—	—
Net (Loss)	$(2,872,580)	$(1,761,555)

See accompanying notes to consolidated financial statements.

	2003	2002

Net (Loss)	$(2,872,580)	$(1,761,555)

Basic (Loss) Per Share	$(.310)	$(.685)
Diluted (Loss) Per Share	$(.310)	$(.685)

Weighted Average Common Shares Outstanding:

Basic	9,272,749	2,569,976
Diluted	9,272,749	2,569,976

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ (DEFICIT)

Years Ended December 31, 2003 and 2002

	Gross Common Stock		Additional Paid in Capital	Accumulated (Deficit)	Treasury Stock	Notes Receivable Stock Issuance
	Shares	Amount

Balances, December 31, 2001	2,412,966	$1,539,640	$223,229	$(1,187,285)	$(17,833)	$(46,893)

Net (Loss)				(1,761,555)

Cost of Increase in Authorized Shares			(17,550)

Issuance of Common Stock Shares	2,679,483	300,334	(28,000)

Write-off Receivable Stock Issuance			(46,893)			46,893

Balances, December 31, 2002	5,092,449	1,839,974	130,786	(2,948,840)	(17,833)	—

Net (Loss)				(2,872,580)

Issuance of Common Stock Shares	4,785,517	703,507	(28,000)			—

Balances, December 31, 2003	9,877,966	$2,543,481	$102,786	$(5,821,420)	$(17,833)	$—

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows From Operating Activities:
Net (Loss)	$(2,872,580)	$(1,761,555)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Reorganization Items	81,830	—
Depreciation and Amortization	1,869,491	2,199,172
(Loss)on Disposition of Assets-Pre-petition	58,284	253,800
(Loss)on Disposition of Assets-Post-petition	326,898	—
Impairment Loss	434,583	—
Common Stock Issued as Compensation		12,950
Bad Debt	61,199	259,160
(Increase) Decrease in:
Accounts Receivable-Trade	1,446,824	(131,704)
Inventory	64,225	36,471
Prepaid Expenses and Other Assets	211,911	(25,307)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	348,986	656,518
Net Cash Provided by Operating Activities Before Reorganization Items	2,031,651	1,499,505

Operating Cash Flows Used in Reorganization Items:
Professional Fees Paid in Connection with Chapter 11 Proceedings	(73,830)	—

Net Cash Used in Reorganization Items	(73,830)	—

Net Cash Provided By Operating Activities	1,957,821	1,499,505

Cash Flows From Investing Activities
Purchases of Property and Equipment	(89,971)	(400,074)
Proceeds from Sales of Assets	40,387	276,429
Net Cash Provided (Used) by Investing Activities	(49,584)	(123,645)

Cash Flows From Financing Activities
Line of Credit (Net)	(1,692,873)	219,895
Repayment of Note and Mortgage Receivables	2,783	2,649
Proceeds from Borrowings-Related Parties	—	—
Payment on Notes Payable-Related Parties	(29,427)	(43,146)
Proceeds from Long Term Borrowings	—	89,763
Proceeds from Capital Lease Obligations	—	50,970
Principal Payments on Long Term Borrowing	(795,180)	(1,219,107)
Principal Payments Under Capital Lease Agreements	(199,521)	(321,841)
Proceeds from Issuance of Common Stock	675,507	161,418
Decrease in Additional Paid in Capital	—	(17,550)

Net Cash Used by Financing Activities	(2,038,711)	(1,076,949)

Net Increase (Decrease) in Cash	(130,474)	298,911
Net Cash & Cash Equivalents (Overdraft)-Beginning of Year	(94,525)	(393,436)

Net Cash & Cash Equivalents (Overdraft)-End of Year	$(224,999)	$(94,525)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows:

	2003	2002
Cash and Cash Equivalents	$13,420	$44,205
Cash Overdraft	(238,419)	(138,730)

Net Cash & Cash Equivalents (Overdraft)	$(224,999)	$(94,525)

See accompanying notes to consolidated financial statements.

	2003	2002
Supplemental Disclosures:

Interest Paid	$635,444	$984,030

Non-Cash Investing and Financing Activities:

Increase in Mortgage Receivable Upon Sale of Land and Building	$—	$179,142

Payoff of Mortgage Receivable by Mortgagee and Payoff of Related Mortgage Payable	$173,711	$—

Purchase of Property and Equipment with Direct Financing	$—	$248,930

Notes Payable and Capital Lease Obligation Reductions Upon Disposition Of Fixed Assets	$1,257,993	$271,378

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

As a Debtor-in-Possession, Gasel is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.  Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed, and other contractual obligations against the Company may not be enforced.  In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations.  Parties affected by these rejections may file claims with the Court, in accordance with the reorganization process.  Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

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

In a more recent development, on or about April 1, 2004, the Company decided to voluntarily turn in a group (38) of its oldest power units to the related lender, CitiCapital Commercial Corporation, in lieu of challenging an adequate protection payment default dispute, and in the interest of avoiding an upcoming scheduled and substantial increase in the monthly amount of adequate protection payments.

The decision to downsize the tractor fleet gives the Company a number of significant and immediate economic advantages including: elimination of excessive equipment repair costs associated with the group of high mileage, worn tractors, a commensurate reduction of the Company’s trailer fleet (also the oldest units) and its related repair/tire and lease costs, adjustment of the driver pool selectively to the most productive operators, a change in the sales mix to the most profitable shippers and freight (increasing revenues, equipment productivity, and driver satisfaction), and a substantial decrease in the cash outlays necessary to annually insure and license the tractors and trailers, due in April 2004.

Upon completion of the collateral return, the related secured debt of approximately $ 1.5 million will become an unsecured obligation under Chapter 11 proceedings.

Adequate protection payments are designed to fairly compensate the lender for any loss of value in its collateral for its continued use and to fit the Company’s cash flow projections until the plan of reorganization is filed and accepted.

The Company has retained its insurance coverage at existing premium rates, which meet the insurance requirements necessary to operate under the Chapter 11 proceedings.  As of October 1, 2003, the Company renewed its annual equipment insurance with a six-month extension of its liability coverage through the existing insurance carrier, Clarendon National Insurance Company, and a twelve-month renewal of its physical damage, cargo and general liability through other major national insurance companies.

The premiums renewed in October 2003 were increased a modest amount compared by industry standards, increasing by 9% to approximately $682,000 for the current coverage year (2003/2004) compared to the last policy year.  The liability premium is due in four equal payments of $65,000, beginning in October, 2003.  The other premiums were financed with a 40% downpayment and seven installments of approximately $14,000, beginning in November, 2003.

As Clarendon National Insurance Company discontinued its liability program nation-wide, Gasel secured a twelve-month renewal with Lincoln General Insurance Company effective April 1, 2004 at a lower premium and favorable financing terms.

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

In a recent “Status Hearing” held on April 1, 2004, the Company presented a summary of its progress to the Court and attendant lenders.  The status report indicated that the Company had made consistent and measured progress in turning its earnings around comparing the pre-petition operating losses to post-petition earnings, which have recently turned positive, as shown in the Company’s 2004 interim financial statements.  The report was well received and a commitment was made by the Company to submit a formal plan of reorganization to the Court and lenders by May 15, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

Nature of Operations

The Company is engaged in the interstate trucking industry.  Gasel holds Federal authority as a motor freight common carrier, contract carrier, and freight broker.  Its authority includes the continental United States and Canada.  Principal offices of the Company are located in Marietta, Ohio.  In addition, the Company has motor terminal and maintenance facilities in Marietta, Ohio, and a terminal in Columbus, Ohio.  One of its subsidiaries is a state-licensed Class A truck driver training school.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

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

Accounts Receivable-Trade

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The Company does not charge interest on trade receivables. (See Note 4).

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, and long term debt.  The carrying amounts of these financial instruments, excluding long term debt, have been estimated by the Company to approximate fair value. Fair market value for long term debt classified in liabilities subject to compromise cannot be reasonably estimated at December 31, 2003

Inventory

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

Impairment of property and equipment was $81,145 and $0 for the years ended December 31, 2003 and 2002, respectively.

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

Advertising

All advertising costs are expensed as incurred.  Advertising expense was $50,879 and $44,531 for the years ended December 31, 2003 and 2002, respectively.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results, particularly with respect to matters impacted by the Chapter 11 proceedings, could differ from those estimates.

Reorganization Items

Included in Reorganization Items are professional fees and other expenses directly related to Bankruptcy Proceedings.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

Petition Date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet and include the following (all or a portion of which may be disputed by the Debtor):

December 31, 2003
Demand Notes Payable	$180,866
Accounts Payable-Trade	874,995
Accrued Interest	214,428
Accrued Brokerage and Contract Labor	169,296
Accrued Payroll Taxes	315,740
Mortgages Payable	868,362
Notes Payable	6,009,664
Capital Lease Obligations	41,653

$8,675,004

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

NOTE 5 - MORTGAGE RECEIVABLE

The Company sold a facility located in Dade City, Florida, in June of 2002, to an unrelated party.  A portion of the sales price was received in a promissory note at the property sale closing.  The Company retained a mortgage payable against this property.  By June 30, 2003, the balances due on the mortgage receivable and the related mortgage payable had been paid in full.

NOTE 6 - LONG TERM DEBT

Long-term debt, substantially all pre-petition (see Note 3), consists of the following:

December 31, 2003
Mortgages Payable	$868,362
Notes Payable	6,009,664
Capital Lease Obligations	41,653
$6,919,679
Less Amounts Subject to Compromise	(6,919,679)

Long Term Debt	$—

Notes payable and capitalized lease obligations are collateralized by property and equipment having a net book value of $4,565,011 at December 31, 2003. The mortgages payable are collateralized by land and building, with a net book value of $667,869 at December 31, 2003, as well as a first security interest in all shop and office equipment.  One of the mortgages is personally guaranteed by an officer and his wife.  Certain other notes are personally guaranteed by this officer. (See Note 16). Interest rates range from 3.90% to 15.95% during 2003 for the notes. Rates for the mortgages ranged from 8.25% to 9.0% for 2003.

Annual maturities under original long-term debt agreements, excluding capital lease obligations, for the five years ending after December 31, 2003, are as follows:

2004	$4,645,657
2005	1,673,813
2006	196,408
2007	30,240
2008 and thereafter	331,908
$6,878,026

At December 31, 2003, the Company had negotiated adequate protection payments until such time as the plan of reorganization is approved by the Court.  Adequate protection payments made were $226,663 for 2003.  Monthly adequate protection payments of approximately $85,065 will continue until the plan of reorganization is approved.  These payments may be subject to change as a result of bankruptcy proceedings under Chapter 11 of the Bankruptcy Code.

Included in the foregoing amounts are significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company may not be enforced. Therefore, the commitments shown above may not reflect actual cash outlays in the future period.

NOTE 7 - NOTES PAYABLE

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

Under the collection agreement, CitiCapital collected and processed the assigned accounts receivable for a fee of .7% of invoiced amounts.  The funds collected were used to make payments on the CitiCapital over advance.  The Company received a weekly allowance for budgeted and necessary items as approved by CitiCapital and described in the Forbearance Agreement.

This line of credit was canceled May 1, 2003 (see Note 4).

At December 31, 2003, the Company had a demand note (secured by stock of Gasel Driver Training School, Inc.) payable to a stockholder, in the amount of $53,631. (See Note 16). In addition, at December 31, 2003, notes payable include an unsecured note payable to a bank in the amount of $82,236, and an unsecured related party note payable in the amount of $45,000.  (See Note 3.)

NOTE 8 - CAPITAL LEASE OBLIGATION

The Company leases a tractor under a capital lease agreement that expires in 2004.  This asset is included in property and equipment as follows:

2003
Tractors	$119,582
Less Accumulated Depreciation and Reserve for Impairment	(119,582)

$—

Future minimum annual lease payments as of December 31, 2003, under original capital lease obligation agreement terms are as follows:

2004	$44,105
Less amount representing interest	(2,452)

Present value of net minimum lease payments	41,653
Less current portion	(41,653)

Long Term Portion	$—

No post-petition payments have been made for the period from the Petition Date to December 31, 2003.  These payments may be subject to change as a result of bankruptcy proceedings under Chapter 11 of the Bankruptcy Code.

NOTE 9 – DISPOSITION OF EQUIPMENT

During 2003, the Company returned 78 trailers and 5 tractors held under capital leases to the lessors.  The capital lease obligation relating to each trailer and tractor was reduced and the remaining obligation was reclassified to accounts payable (liabilities subject to compromise) at December 31, 2003.

The following is a summary of those transactions.

	Pre-Petition	Post-Petition
Reduction in Trailers held under Capital Lease	$—	$(1,123,350)
Reduction in Capital Lease Obligations	—	1,125,091
Increase in Accounts Payable- Trade (Liabilities Subject to Compromise)	—	(260,518)
Loss on Disposition of Assets	$—	$(258,777)

Reduction in Tractors held under Capital Lease	$(124,702)	$(90,382)
Reduction in Capital Lease Obligations	106,136	102,742
Increase in Accounts Payable- Trade (Liabilities Subject to Compromise)	(24,392)	(57,241)
Loss on Disposition of Assets	$(42,958)	$(44,881)

The following is a summary of other dispositions of equipment, not related to capital lease obligations.

Proceeds from Disposition of Equipment	$—	$40,387
Cost of Equipment, Net of Accumulated Depreciation	(15,326)	(63,627)
Loss on Disposition of Assets	(15,326)	(23,240)

Total Losses on Disposition of Assets	$(58,284)	$(326,898)

NOTE 10 - OPERATING LEASES

The Company leases a terminal and school facilities at three separate locations in Ohio on a one year basis.  Rent expense paid during the years ended December 31, 2003 and 2002, was $76,635 and $58,457, respectively.

During 2002, the Company leased a terminal and sales office in Plain City, Ohio, from ETS, a company owned by a stockholder of Gasel.  The Company paid rent expense during the year ended December 31, 2002, of $9,715 to this related party.

The Company began on March 14, 2003 leasing its employees under a one-year employee leasing agreement with Innovative Personnel Solutions, Inc. (IPS).  IPS provides the Company with all of its drivers, mechanics and office workers.  The Company paid $4,108,434 during the year ended December 31, 2003, for its leased employees.  Accrued contract labor to IPS at December 31, 2003, was $124,967.

From August 31, 2002 through a portion of March, 2003, the Company paid employees through its own payroll system, including appropriate payroll taxes.

During 2002, the Company leased its employees under a one year employee leasing agreement with PeopLease Corporation, a South Carolina Corporation.  PeopLease provided the Company with all of its drivers, mechanics and office workers.  The Company paid $3,318,165 for its leased employees in 2002.  Accrued contract labor to PeopLease at December 31, 2003 (see liabilities subject to compromise) and 2002 was $108,392 and $169,887, respectively.

The Company leases trailers and other equipment under long-term operating leases.  The Company incurred $481,537 and $258,581 for its operating leases in 2003 and 2002.  Future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2003 are as follows:

2004	$935,753
2005	643,780
2006	442,009
2007	108,549
$2,130,091

NOTE 11 - INCOME TAXES

Income tax expense (benefit) consists of:

December 31,
	2003	2002
Current:
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$—	$—
State	—	—
	$—	$—

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rates to income tax provisions is as follows:

	December 31,
	2003	2002
Income tax at statutory rates	$(977,000)	$(599,000)
Add: Tax effect of Permanent differences	—	—
Increase in valuation allowance	977,000	599,000
Total income tax provision	$—	$—

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, 2003
Deferred tax assets:
Net operating loss carryforward	$2,358,000
Contribution carryover	2,000
Deferred tax asset valuation allowance	(954,000)
Total deferred tax assets	$1,406,000

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$1,406,000

Total deferred tax liabilities	$1,406,000

These amounts are presented in the accompanying consolidated balance sheet as follows:

Noncurrent deferred tax assets	$1,406,000
Noncurrent deferred tax liability	(1,406,000)
Net deferred tax asset	$—

At December 31, 2003, the Company has net operating loss carryforwards of $6.9 million for income tax purposes that expire in years 2009 through 2023.

NOTE 12 - EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2003 and 2002, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants.  This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2003	2002

Income (loss) available to common stockholders used in basic EPS and diluted EPS	$(2,872,580)	$(1,761,555)

Weighted average number of common shares used in basic EPS	9,272,749	2,569,976

Effect of dilutive securities:
Stock options and warrants	—	—

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	9,272,749	2,569,976

At December 31, 2003 and 2002, options on 182,522 and 149,053 shares of common stock were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 13 - COMMON STOCK-RESTRICTED SHARES OUTSTANDING

In August, 2002, the Company contracted with 1st SB Partners, Ltd, New York, NY, to provide financial planning and obtain funding arrangements.  As part of this contract, the Company agreed to issue 400,000 shares of its restricted common stock to 1st SB Partners in exchange for successfully executing a funding agreement on behalf of the Company.  In October, 2002, a funding arrangement with Starz Investment, Ltd., a Belize international investment company, was formalized.  In accordance with the Company’s agreement with 1st SB Partners, in December, 2002, the Company issued them 200,000 shares of its restricted common stock and recorded an increase in common stock and a decrease in additional paid in capital in the amount of $28,000 (35% of the current market value of $.40 times 200,000 shares).  During the three months ended March 31, 2003, the Company issued an additional 100,000 shares of common stock, which was recorded as an increase in common stock and a decrease in additional paid in capital in the amount of $14,000.  During the three months ended June 30, 2003, the Company issued 100,000 shares of common stock, which was recorded as an increase in common stock and a decrease in additional paid in capital in the amount of $14,000.

In October, 2002, the Company entered into a Stock Purchase Agreement with Starz Investments, Ltd., a Belize international business company, to accept an irrevocable commitment to use its best efforts to purchase up to 7,000,000 shares of the Company’s common stock in an exempt transaction subject to Regulation S, at .35 times the closing bid price on the related purchase dates.  At December 31, 2002, 2,418,399 shares were sold and issued for $259,384, net of issuance costs of $25,722. During the three months ended March 31, 2003, 4,228,817 shares were sold and issued for the sum of $611,194, net of issuance costs of $60,497.  During the three months ended June 30, 2003, 346,760 shares were sold and issued for the sum of $61,913, net of issuance costs of $6,226.

In October, 2002, the agreement with 1st SB Partners, Ltd., was amended to include, as compensation for services, an increase of 2% for a total of 9% cash fee compensation, payable ratably as funding occurs.  The Company paid 1st SB Partners $72,949 and $25,722 in 2003 and 2002, respectively.

In December, 2002, the Company issued 30,000 shares of restricted common stock to Market Pathways Financial Relations, Inc. for professional services rendered related to promotional campaigns designed to improve shareholder value. The Company valued these shares at $4,200, (.35 of the current market value of $.40 times 30,000 shares. In April of 2003, the Company issued 10,000 shares of restricted common stock to Market Pathways Financial Relations, Inc., for professional services rendered related to promotional campaigns designed to improve shareholder value.  The Company valued these shares at $1,400 (35% of the current market value of $.40 times 10,000 shares).

At December 31, 2003, 129,934 shares of common stock were authorized and available for exercise.  Exercisable commitments exceed the authorized, net of outstanding shares, by approximately 480,000 shares at December 31, 2003.  The Company plans to obtain stockholder approval for an increase in the number of authorized shares.

NOTE 14 - STOCK OPTIONS

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

A summary of the status of the Company’s stock option plan as of December 31, 2003 and 2002, and changes during the years then ended is presented below:

	2003 Weighted Average Exercise		2002 Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	410,000	$.70	310,000	$.81
Granted	—		100,000.35
Exercised	—		—
Forfeited	—		—

Outstanding at end of year	410,000	$.70	410,000	$.70

Exercisable at end of year	410,000		410,000

Weighted average fair value of options granted during the period	—	$—	100,000	$.35

The following table summarizes information about stock options outstanding at December 31, 2003.

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03
$.95	210,000	3.42	$.95	210,000
$.50	100,000	4.75	$.50	100,000
$.35	100,000	8.58	$.35	100,000

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions may materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  There were no options granted during the year ended December 31, 2003; therefore, no pro forma presentations are required.

NOTE 15 - WARRANTS

As part of the July, 1996 securities offering, the underwriter was granted a warrant to purchase 30,870 shares of common stock at a purchase price of $1.25 per share. This warrant was exercised in August, 1999, by executing a 10% cognovit note in the amount of $38,500, of which $29,078 was outstanding at January 1, 2002. As of December 31, 2002, the balance had been deemed uncollectible and written off to additional paid in capital.

As part of a consulting agreement dated October, 1998, Merchants Financial acquired 80,000 shares of the company’s common stock at a purchase price of $1.38 per share by executing 10% cognovit demand notes totaling $110,000. At January 1, 2002, $17,815 of these cognovit notes was outstanding. As of December 31, 2002, the balance had been deemed uncollectible and written off to additional paid in capital.

As part of the December, 2000 acquisition of the freight transport and freight brokerage business of Eagle Transportation Services, Inc., and Eagle Transport, Inc., the Sellers were granted warrants to purchase 100,000 shares of common stock at $2.50 per share and 75,000 shares of common stock at $3.00 per share, exercisable after one year and expiring in 10 years.

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

On August 5, 2002, the Company and S. Gene Thompson executed an Employment Agreement outlining the terms and conditions of Mr. Thompson’s employment as Vice President and Chief Financial Officer.  In accordance with the terms of this agreement, Mr. Thompson was given 25,000 shares of common stock, no par value, of the Company; warrants to purchase an additional 25,000 shares of common stock, no par value, of the Company at an exercise price of $.35 per share; and will receive additional warrants to purchase 50,000 shares of common stock in the future at the market price effective on the grant dates, which are to be given on January 1, 2003 and January 2, 2004.  The warrants may be exercised at any time within a 10-year period after the date of issuance.  In the event the Company shall terminate Mr. Thompson’s employment prior to the end of the three year term, or should the Company enter into a merger or other combination with another company, then the grant date of future warrants shall be accelerated to the date of such merger, combination or termination.

A summary of the status of the Company’s warrants as of December 31, 2003 and 2002, and changes during the years then ended is presented below:

	2003 Weighted Average Exercise		2002 Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	300,000	$1.61	175,000	$2.71
Granted	—		125,000.07
Exercised	—		—
Expired	—		—

Outstanding at end of year	300,000	$1.61	300,000	$1.61

Warrants Exercisable At End of Period	200,000		200,000

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company collateralized three loans from local banks with 1,081,408 shares of Gasel’s common stock owned by an officer.  Debt associated with these loans at December 31, 2003 and 2002 was $837,766 and $861,509, respectively. Certain loans made by the Company are personally guaranteed by the officer. (See Notes 6 and 7.)

In October, 2002, an officer of the Company financed 20 used trailers at a cost of $248,930, for the purpose of leasing them to the Company due to the Company’s inability to obtain favorable financing.  The Company is making monthly lease payments directly to the lender in the amount of $6,307 on the obligation.  At December 31, 2003, accounts payable included an obligation to this officer and third party lender in the amount of $6,307.

NOTE 17 - MAJOR CUSTOMERS

During 2003, the Company had one major customer, sales to which exceeded 10% of the Company’s total sales. Sales to this customer totaled $2,799,132 for the year ended December 31, 2003. Accounts receivable outstanding relating to these sales at December 31, 2003, were $193,101, which amounted to 12% of total trade receivables.

During 2002, the Company had one major customer, sales to which exceeded 10% of the Company’s total sales. Sales to this customer totaled $2,202,678 for the year ended December 31, 2002. Accounts receivable outstanding relating to these sales at December 31, 2002, were $86,441, which amounted to 4% of total trade receivables.

NOTE 18 - FUEL AVAILABILITY AND COST

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

NOTE 19 - DRIVERS

The Company offers a driver-training program through one of its subsidiary’s operations, which offers incentives to attract and retain qualified drivers.  Although the Company has experienced no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage will not adversely affect the Company in the future.

NOTE 20 - CONTINGENCIES

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

The Company has guaranteed certain financing of trade accounts receivables.  In connection therewith, the Company was contingently liable for approximately $1,237,542 at December 31, 2003, at which time the value of the underlying collateral in the amount of $1,725,784 is, in the opinion of management, adequate to secure the guarantee.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) Van Krevel & Company, Dublin, Ohio acted as the Company’s auditor since the Company began having its statements audited in 1995. Van Krevel & Company is a small firm comprised of two accountants, only one of which is approved to perform audits for companies registered with the SEC. When the Company was preparing to execute another engagement letter for Van Krevel & Company to audit the financials for 2003, Van Krevel & Company learned that its professional liability insurance premiums were going to be significantly increased, and then, while looking for an alternate insurer, that no insurance companies would underwrite its professional liability coverage for performing SEC compliant audits. The final decision of Van Krevel & Company not being able to perform the audit was made by it only when another accounting firm was found that would perform the audit, which was formalized on January 8, 2004. Until another principal accountant was found, Van Krevel & Company was examining alternatives that would allow it to perform the audit. On January 16, 2004, Van Krevel & Company provided written notice to the Company and the SEC that as far as it was concerned, the client-auditor relationship had ceased as of December 29, 2003. The Company and Van Krevel & Company considered this decision to be a decline by Van Krevel & Company to stand for re-election as auditor for the 2003 financial statements.

There were no adverse opinions or disclaimers of opinions made by Van Krevel & Company on the past two years audited statements for the Company. Further, the opinions expressed were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report on the financial statements for the year ended December 31, 2002, was modified to include a going concern uncertainty. The reason for this modification was that the Company had suffered recurring losses from operations and had a net capital deficiency which raised substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters were disclosed in the notes to the financial statements.  The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Because of the circumstances and the availability of another accounting firm to undertake the audit of the Company financial statements for 2003, the Audit Committee approved the change in accounting firms.

There have been no disagreements with Van Krevel & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time that it commenced to audit the Company financial statements until the determination that it could not perform the audit on the 2003 statements.

(b) Goff Backa Alfera & Company, LLC, Pittsburgh, Pennsylvania, has been engaged by the Company as the principal accountant to audit the Company’s financial statements for the year 2003. This engagement was made on January 8, 2004, when the Company’s Audit Committee executed an engagement letter with that firm. The Company has had no previous relationship with Goff Backa Alfera & Company, LLC, prior to the new engagement as principal accountant.

Item 8A. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Officers and Directors of the Company are as follows:

Name	Age	Position With Company
Michael J. Post	57	Chief Executive Officer, President, Treasurer, and Director

John Jackson	58	Vice President-Operations Marietta Division, and Secretary

S. Gene Thompson	55	Vice President and Chief Financial Officer

Allan M. Blue	62	Director and Assistant Secretary

Ronald K. Bishop	51	Director

Michael J. Post has been in all of such capacities from the formation of the Company in January 1988 to date.  He also serves as a board member of Selby General Hospital, Marietta, Ohio.

John Jackson has been involved in various executive capacities with the Company since its formation in 1988.

S. Gene Thompson has been Vice President and Chief Financial Officer since May, 2001.  From early in 2000 until his election to office with the Company, he acted as a financial consultant to the Company.  In the year before that, he was a financial consultant to Sunland Distribution, a transportation company with its offices in Florida.  Before commencing his financial consulting positions, he spent three years as General Manager at Holiday Island Resort, a 5,000 acre resort community, and has held management and executive positions in operations and administration for various national common carriers over most of his career.  He has a MBA from the University of Arkansas.

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

Ronald K. Bishop, Director since 1994.  From 1987 until 2002, he has worked for Bennco Incorporated as General Manager of 3 radio stations, WDMX, WNUS, and WLTP, in Parkersburg, West Virginia; and he also became General Manager of 2 additional stations, WRVB, and WRZZ in 2000.  The stations were sold  a couple of years ago and Mr. Bishop is currently retired.  He also serves as a board member of Selby General Hospital, Marietta, Ohio, Ohio Valley Chamber of Commerce, and for the Marietta Community Foundation, Easter Seals and the American Heart Association in the Marietta area.

The position of director is for a one year term and until a successor is elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All reports required to be filed by management on Form 4 were filed timely.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary		Securities Underlying Options/SAR
Michael J. Post, President	2001	$125,440	(1)
	2002	$96,400	(2)	100,000 options to buy common shares
	2003	$88,400	(2)(3)

(1) Includes $10,200 paid by the Company for the 2001 Ford Expedition leased for Mr. Post to use for personal and business purposes and $1,630 for insurance premiums.

(2) In addition, $10,200 was paid by the Company for the 2001 Ford Expedition leased for Mr. Post.

(3) Additional benefits included health insurance premiums of $1,976.64, a 401(k) contribution of $260.00 and life insurance premiums paid of $390.00

The Company pays its Directors’ a fee of $1,000 for each meeting attended.  The Company’s Code of Regulations authorizes the Board of Directors to fix Directors’ compensation without shareholder approval.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a).  The following is a table of all persons known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities on December 31, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common shares	Michael J. Post	1,585,794	(1)	16.1
	118 Merryhill Street
	Marietta, Ohio 43750

(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company that is treated as treasury stock for accounting purposes, 35,250 shares held by his wife, Janet Post, and options to acquire 286,000.

(b)  The following is a table setting forth for management the beneficial ownership of the voting securities of the Company as of December 31, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common shares	Michael J. Post	1,585,794	(1)	15.2
	118 Merryhill Street
	Marietta, Ohio
	45750

Common shares	Allan M. Blue	101,673	(2)	1.0
	1130 Berlin Station Rd.
	Delaware, Ohio
	43015

Common shares	Ronald K. Bishop	73,772	(3)	0.7
	305 Ohio Street
	Marietta, Ohio
	45750

Common shares	John Jackson	45,780		0.4
	Route 2, Box 344
	Belpre, Ohio 45714

Common shares	S. Gene Thompson	100,000	(4)	1.0

Common shares	Directors and officers as a group	1,907,019	(5)	18.3

(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company, 35,250 shares held by his wife, Janet Post, and options to acquire 286,000.

(2) Includes 15,745 shares held by Joyce M. Blue, wife of Allan M. Blue, and options to acquire 62,000 shares.

(3) Includes options to acquire 62,000 shares.

(4) Includes options to acquire 75,000 shares.

(5) Includes options and warrants to acquire 485,000 shares.

Item 12. Certain Relationships and Related Transactions.

Michael J. Post, Director, CEO, President, Treasurer, and majority shareholder of the Company, made a loan of $100,000 during 2001 to Gasel Driver Training Schools, Inc.  As security for repayment of the loan, the Company pledged all of the stock in Gasel Driver Training Schools, Inc. to Mr. Post.  There is still a balance due on this loan of $75,000 as of December 31, 2003.

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

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 - Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1 - Section 1350 Certification by Chief Executive Officer of the Company.

32.2 - Section 1350 Certification by Chief Financial Officer of the Company.

(b) The Company filed a report on Form 8-K on December 8, 2003 attaching a press release announcing results of operations for the 3rd quarter of 2003.

Item 14. Principal Accountant Fees and Services.

Audit and Other Fees Paid to Independent Auditors

The following table presents fees billed by Van Krevel & Company for professional services rendered to us in fiscal years ended December 31, 2002 and December 31, 2003.

Services Rendered	Fiscal 2003	Fiscal 2002
Audit Fees	$40,000	$36,999
Audit Related Fees	$1,205	$235
Tax Fees	$0	$0
All Other Fees	$0	$0

Van Krevel & Company served as our independent auditors during fiscal year 2002 and until December 29, 2003.  Goff Backa Alfera & Company, LLC was engaged as our new independent auditors on January 8, 2004 and performed the audit for fiscal year 2003.  All of the fees paid for the Fiscal 2002 year were paid to Van Krevel & Company.  Of the Audit Fees paid for the Fiscal Year 2003 audit, Van Krevel & Company has been paid $15,000 and Goff Backa Alfera & Company, LLC has been paid $25,000.  The audit fees paid to Goff Backa Alfera & Company for the Fiscal 2003 audit were not incurred or paid until 2004.  See Item 8 -”Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for more details.

Audit Fees

The audit fees are billed for professional services rendered for the audit of the Company annual financial statements and the reviews of the financial statements included in the Quarterly Reports on Form 10-QSB.

Audit-Related Fees

The audit-related fees from our independent auditors for fiscal years 2002 and 2003 were paid to Van Krevel & Company for services in reconciling accounts preparatory to the audits.

Tax Fees

We did not incur any tax fees from our independent auditors for fiscal years 2002 and 2003

All Other Fees

We did not incur any fees from our independent auditors for all other services (other than audit services and audit-related services) in fiscal years 2002 and 2003.

Pre-Approval Policy for Services by Independent Auditors

Our Audit Committee has implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services.  Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee prior to the commencement of the services, subject to certain de minimis non-audit service (as described in

Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee approves it prior to the service being completed.  Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of all audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc. (Registrant)

By	/s/ Michael J. Post
(Signature and Title) President, Treasurer, and Director*

Date April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Michael J. Post
(Signature and Title) Michael J. Post, President, Treasurer, and Director

Date April 14, 2004

By	/s/ Allan M. Blue
(Signature and Title)Allan M. Blue, Director and Assistant Secretary*

Date April 14, 2004

By	/s/ Gene Thompson
(Signature and Title)Gene Thompson, Vice President and Chief Financial Officer*

Date April 14, 2004