Form 10QSB
period 2004-03-31
GASEL TRANSPORTATION LINES INC
filed 2004-05-20
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 17, 2004, there were 9,877,966 common shares, no par value issued and outstanding, with 7,900 of them held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet At March 31, 2004 (Unaudited)

Statements of Consolidated Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Statements of Consolidated Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Notes to Consolidated Financial Statements

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2004
(Unaudited)

Current Assets
Cash & Cash Equivalents	$52,951
Accounts Receivable-Trade, Net of amounts Sold With Recourse of $1,127,552 and Allowance of $50,000	528,261
Inventory	102,177
Prepaid Expenses and Other Current Assets	156,037

Total Current Assets	839,426

Property and Equipment
Land and Buildings	770,054
Tractors	11,601,671
Trailers	2,944,977
Shop Equipment	408,962
Office Equipment	228,105
15,953,769
Less Accumulated Depreciation	10,896,921

Net Property and Equipment	5,056,848

Other Assets
Other	7,683

Total Other Assets	7,683

TOTAL ASSETS	$5,903,957

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	March 31, 2004
(Unaudited)

Current Liabilities
Cash Overdraft	$134,423
Accounts Payable-Trade	275,821
Accrued Contract Labor and Other Expenses	276,579

Total Current Liabilities	686,823

Liabilities Subject to Compromise	8,310,103

Total Liabilities	8,996,926

Redeemable Warrants	50,000

Stockholders’ Equity (Deficit)
Common Stock, no par value, 10,000,000 shares authorized, 9,877,966 issued and 9,870,066 outstanding	2,543,481
Additional Paid in Capital	102,786
Accumulated Deficit	(5,771,403)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)
Total Stockholders’ Equity (Deficit)	(3,142,969)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,903,957

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Revenues

Freight Income	$3,605,729	$3,494,125
Training School Revenue	163,067	140,371
	3,768,796	3,634,496
Cost of Revenue	3,525,646	3,342,117
Gross Profit	243,150	292,379

Operating Expenses

Impairment Losses	—	81,145
Garage Expenses	109,167	79,394
General and Administrative Expenses	416,308	510,430
	525,475	670,969

Operating Income (Loss)	(282,325)	(378,590)
Other Income (Expense)
Other Income	6,963	6,586
Interest Income	17	5,876
Interest Expense, Net
(Contractual Interest of $166,920 for the three months ended March 31, 2004	(18,167)	(310,045)
Loss on Asset Disposals	—	(42,957)
	(11,187)	(340,540)
(Loss) from Operations
Before Reorganization
Items and Tax Provision	(293,512)	(719,130)

Reorganization Items-
Professional and Bankruptcy Fees	8,000	—
Extinguishment of Debt	(351,529)
	(343,529)	—
Income (Loss) Before Income Taxes	50,017	(719,130)
Provision for Income Taxes	—	—

Net Income (Loss)	$50,017	$(719,130)

Basic Income (Loss) Per Share	$.005	$(.096)
Diluted (Loss) Per Share	$.005	$(.096)

Weighted Average Common Shares Outstanding:
Basic	9,870,066	7,456,356
Diluted	10,008,782	7,456,356

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

AND ITS SUBSIDIARY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income(Loss)	$50,017	$(719,130)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Reorganization Items	8,000	—
Extinquishment of Debt	(351,529)	—
Depreciation and Amortization	425,524	510,802
Loss on Disposal of Equipment-Pre-Petition	—	42,957
Impairment Loss	—	81,145
Bad Debt	9,445
(Increase) Decrease in:
Accounts Receivable-Trade	(99,464)	231,156
Inventory	—	—
Prepaid Expenses and Other Assets	104,154	148,234
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	195,234	27,011
Net Cash Provided (Used) by Operating
Activities Before Reorganization Items	341,381	322,175

Operating Cash Flows Used in Reorganization Items:
Professional Fees Paid in Connection
With Chapter 11 Proceedings	(8,000)	—
Net Cash Used in Reorganization Items	(8,000)	—

Net Cash Provided by Operating Activities	333,381	322,175
Cash Flows From Investing Activities
Purchases of Property and Equipment	(91,385)	—
Net Cash Used by
Investing Activities	(91,385)	—

Cash Flows From Financing Activities
Line of Credit, Net	—	(501,707)
Repayment of Mortgage Receivable	—	1,839
Payment on Notes Payable-Related Party	(19,748)	(13,558)
Proceeds from Borrowings-Related Party	27,045	—
Principal Payments on Long Term Borrowing	(105,766)	(292,719)
Principal Payments Under Capital Lease Agreements	—	(135,206)
Proceeds from Issuance of Common Stock	—	_611,194
Net Cash Used by Financing Activities	(98,469)	(330,157)

Net Increase (Decrease) in Cash	143,527	(7,982)

Net Cash & Cash Equivalents (Overdraft)-January 1	(224,999)	(94,525)

Net Cash & Cash Equivalents (Overdraft)-March 31	$(81,472)	$(102,507)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows at March 31:

Cash and Cash Equivalents	$52,951	$44,768
Cash Overdraft	(134,423)	(147,275)

Net Cash & Cash Equivalents (Overdraft)-March 31	$(81,472)	$(102,507)

Supplemental Disclosures:

Interest Paid	$18,167	$370,708

Non-Cash Investing and Financing Activities

Purchases of Property and Equipment with Direct Financing	$—	$451,500

See accompanying notes to consolidated financial statements.

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 – LIABILITIES SUBJECT TO COMPROMISE

Petition Date Liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet and include the following (all or a portion of which may be disputed by the Debtor):

March 31,2004

Demand Notes Payable	$188,164
Accounts Payable-Trade	607,913
Accrued Interest	214,428
Accrued Brokerage And Contract Labor	169,946
Accrued Payroll Taxes	315,740
Mortgages Payable	866,604
Notes Payable	5,905,655
Capital Lease Obligations	41,653

$8,310,103

NOTE 3 – EXTINGUISHMENT OF DEBT

During the quarter ended March 31, 2004, the Company returned certain trailers held under operating leases with two secured creditors, negotiated the reduction of an operating lease with another secured creditor, and reduced the related accounts payable obligations in the amount of $351,529.

NOTE 4 – RECLASSIFICATIONS

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 5 – SUBSEQUENT EVENTS

In April 2004, the Company entered into an agreement to lease 21 trailers under an operating lease for a period of 42 months.  Monthly payments total $10,920 beginning in April 2004.

In April 2004, the Company removed 36 power units from its fleet and returned them to a secured creditor.  The net book value of these tractors at March 31, 2004 was $ 605,267.  Debt associated with this equipment was $ 1,263,399, all of which was included in Liabilities Subject to Compromise at March 31, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

The following discussion should be read in conjunction with the Financial Statements, including footnotes, contained herein.  The discussion is qualified in its entirety by the foregoing.  Historical results of operations and the percentage relationships among any amounts in the Financial Statements, and any trends that may appear to be inferable therefrom, should not be taken as necessarily indicative of trends of operations or results of operations for any future periods.  Further, the Company has been operating as a Debtor in Possession since filing Chapter 11 proceedings for re-organization under the United States Bankruptcy Code on May 19, 2003, and the effects from filing and operating as a Debtor in Possession have altered, and will continue to alter, how the Company operates and is expected to change the financial structure and statements for the Company in the future.

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as “believe,” “may,” “could,” “expects,” “hopes,” “anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements.  The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company’s core of shippers, fuel prices, driver costs, the ability to finance equipment, interest rates, the ability to borrow working capital, the amount of freight available for hauling, particularly in the areas where the Company terminal is located and in the areas where the Company is looking for backhauls, and other factors.  The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this discussion.

Also, as Debtor in Possession, the Company must have any transactions outside its normal business operations approved by the Bankruptcy Court, and the outcome of any such proposed transactions is unknown.

The interim financial information for the quarters ended March 31, 2004, and March 31, 2003, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended March 31, 2004.

Freight revenues for the three months ended March 31, 2004, were $3,605,729, an increase of $111,604 (3.2%) from the $3,494,125 for the first quarter of 2003. Training school revenues for the first quarter of 2004 were $163,067, an increase of $22,696 from the $140,371 in revenues for the same period in 2003.  The increase in freight revenues was primarily attributable to an increased freight demand, higher freight rates, which was partially the result of fuel surcharges and largely due to the change in the customer mix to higher margin accounts, and the use of owner/operators that contributed to the increase from the previous year in the number of available power units in service for hauling freight.

Training school revenue increased slightly and basically returned to the level of 2002.  The increase was primarily attributable to an increase in the number of students, which was probably the result of economic conditions.  The Company did not make any changes in operations that would otherwise account for the improvement.

Equipment operating expenses increased in the first quarter of 2004 to $3,525,626 from $3,342,117 for the same quarter of 2003.  This was an increase of $183,529 (5.5%) from the prior year, some of which could be expected to correspond to the fact that revenues increased 3.2% from the prior year; the balance of the increase is attributable to the increased costs associated with operating older equipment that caused significant maintenance and repair costs to be incurred at locations other than the Company shop, and increased fuel prices at the pump.

Operating expenses decreased $64,349 (10.9%) to $525,475 for the first quarter of 2003 compared to $589,824 for the like period of 2003. The decrease in operating costs was entirely due to a decrease of $94,122 in the general and administrative expenses that resulted from reductions in staff, some of which occurred from the consolidation of operations to a single terminal in Marietta, Ohio; the decrease in the general and administrative expense was partially offset by an increase in the garage expenses of $29,773, which was the result of operating the older equipment that required more maintenance and repair expense.

Operating income for the first quarter of 2003 was a loss of  ($282,325) compared to an operating loss, including impairment losses of ($81,145), of ($378,590) for the first quarter of 2003, a reduction in the amount of loss of $96,265 (25.4%). The percentage of operating income to total revenues improved to minus (7.5%) for the first quarter of 2004 from a minus (10.4%) in the quarter ended March 31, 2003, primarily due to cost cutting and consolidation of operations that reduced the general and administrative costs.

Other income and expense showed a significant difference from the first quarter of 2003 as interest expense went down to $18,167 from $310,045, a decrease of $291,878 (94.1%) and the loss on asset disposals went from $42,957 in 2003 to $0 in 2004.  Overall, total other income and expense items for 2004 decreased $329,353 to a net ($11,187) from the 2003 net of ($340,540), a decrease of 96.7%.

Reorganization items for the period for 2004 resulting from the extinguishment of debt, less professional and bankruptcy fees, provided net additional income of $343,529.  There was no corresponding item in the period for 2003.

The results were that the Company had income after provision for income taxes for the first quarter of 2004 of $50,017 compared to a net loss of ($719,130) for the first quarter of 2003, which is an improvement of $769,147 (107%) from the prior year.

In summary, the improvement in results from the prior year was primarily due to the Company making operating improvements and to the Company being in Chapter 11 Reorganization that provided the reduction in interest expense and the income from the extinguishment of debt.  These latter two items significantly contributed to the Company’s positive earnings.

Capital and Liquidity

Management believes that once the Company completes its reorganization and gets a Plan of Reorganization approved by its creditors and the Bankruptcy Court that the Company’s operating expenses will be in line with operating revenues so that the Company will be able to manage its cash flow and, hopefully, with the other changes being implemented, reverse its loss trend and get back to operating profitably.  However, until the Company completes arrangements in the Bankruptcy Court with its secured lenders, there can be no assurances that it will be able to operate profitably or be able to remain in business.  The Company is under a Bankruptcy Court Order to submit a Plan of Reorganization by May 24, 2004, and the Company plans to comply with the Order.

Management continues to adjust its corrective actions to bring profits and cash flow positive.  Currently, there is a strong push to improve gross revenues and rates with additional Ohio Valley outbound customers, and replacing discounted inbound brokered freight with direct freight business.

There is also a focus to keep the Company’s full fleet of equipment operable.  The Company recently agreed to turn in 36 power units to one of its creditors, so keeping the balance of the fleet operable is more critical.   It has been costly for the Company to maintain its equipment as it reaches the mid to upper portion of its life cycle, and while it has gotten rid of the equipment that was most costly to maintain, it will experience increased costs as the retained equipment ages.  Also, the Company has been focusing its efforts to add owner/operators to provide incremental revenues and margins without the cash outlay and long-term debt obligations associated with adding company-owned equipment.

Management started in the autumn of 2003 changing the Company’s sales mix to increase its revenue and reduce its empty miles simultaneously by limiting its freight volume with its top twenty customers and one major customer in particular.  This plan was also designed to improve equipment productivity and reduce driver turnover (through better driver pay) and as part of an aggressive and detailed recovery plan that management expects to show continued and measurable improved financial performance.  First quarter results for 2004 started to show that such measures are resulting in an improvement.

Management continued in late 2003 to cut its administrative costs by closing its Columbus terminal and centralizing its operations (dispatch) at Company headquarters in Marietta, Ohio, resulting in reduced staff, decreased lease costs, and better operational control.

Efforts to reduce the Company’s equipment maintenance costs to a normal cost curve were significantly increased.  The Company upgraded and added to the maintenance crew with the goal of eliminating costly outside services and returning all equipment back into service, and transitioning back to a “preventive” maintenance profile (from an excessively costly “demand” maintenance condition).  While Management believes that this improved the situation, it nevertheless was not able to successfully continue to keep the equipment operating at a reasonable cost.  Management recently concluded to return the 36 least cost effective, from a maintenance standpoint, tractors to the secured lender in the hope that the remaining fleet can more cost effectively be maintained.   This return of equipment has been ongoing during the first quarter of 2004, and was recently completed.

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

The Company renewed its auto liability insurance for a period of twelve months, effective April 1, 2004 with a new insurance carrier, Lincoln General Insurance Company, replacing the defunct Clarendon National Insurance program.  Premiums on the new policy coverage were slightly reduced compared to the prior year and the related premium financing is being provided by Baytree Finance Company.

In addition, during the mid part of 2003, the Company implemented an enhanced driver and owner/operator recruiting effort led by one of its senior managers.  It was designed to staff all trucks and reduce the turnover to below industry standards.  Likewise, the operations department was reorganized to a central dispatch format supported by customer service personnel to improve service performance levels back to above industry norm (98+ %) and push equipment/driver productivity to profitable levels.  Staffing was still a problem in the first quarter of 2004 as the Company continued to have equipment idle because of a lack of drivers.  With the decrease in the amount of Company owned equipment resulting from the turn back of the 36 tractors, it is hopeful that it can retain what appears to be a core base of drivers that is adequate to keep the reduced number of owned tractors fully manned.

In early May 2003, the Company entered into a new receivables-based line of credit agreement with Systran Financial Services, a division of Textron Financial Corporation, which significantly increased its cash flow through higher advance rates with lower financing costs, and expanded its available credit to $2.5

million.   This credit facility continued after the filing of the Chapter 11 petition with only a slight increase in the rate paid by the Company, and with the Company retaining the additional credit capacity.  This credit facility remains in place, and the Company expects that the arrangement will continue.

In April 2003, the Company returned to the cost advantages of outsourcing its payroll and related tax processing.  This employee leasing plan continued after the Company filed for creditor protection under Chapter 11.  This service facility also continues in place and the Company expects to continue the arrangement.

Management hopes that the Company will be able to emerge from the Chapter 11 Reorganization in the 3rd quarter of 2004 with a stronger balance sheet, increased liquidity, and a scale of operations that will foster sustained earnings and growth.  The next step is for the Company to develop and file a formal business plan (the Plan of Reorganization) and seek its approval with the creditors and the Bankruptcy Court.  At this time, the Company expects to submit its Plan of Reorganization in May, 2004.

Although being in Chapter 11 has aided the Company in reducing its capital needs, operating losses while in Chapter 11 have left the Company with a shortage of cash and working capital.  The Company continues to seek means of solving such shortage, including outside equity and quasi-equity funding.  There can be no assurances that the Company will be able to solve the problem from such outside sources.

Item 3. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 - Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1 - Section 1350 Certification by Chief Executive Officer of the Company.

32.2 - Section 1350 Certification by Chief Financial Officer of the Company.

(b) Reports on Form 8-K.

(1) On January 12, 2004, the Company filed a Form 8-K with an attachment of a press release disclosing that a new accounting firm had been hired.  Subsequently, amendments to such form 8-K were filed on January 21, 2004, and January 28, 2004, providing additional information regarding the hiring of its new accounting firm and the reason therefore, and a statement from the former accounting firm agreeing with the disclosure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.

(Registrant)
Date May 19, 2004	/s/ Michael J. Post
(Signature)*Michael J. Post, President

Date May 19, 2004	/s/ S. Gene Thompson
(Signature)* S. Gene Thompson, Vice President and Chief Financial Officer