Form 10QSB
period 2004-06-30
GASEL TRANSPORTATION LINES INC
filed 2004-08-19
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 15, 2004, there were 9,877,966 common shares, no par value issued and outstanding, with 7,900 of them held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX

Consolidated Balance Sheet at June 30, 2004 (Unaudited)

Statements of Consolidated Operations for the Three Months Ended June 30, 2004 and 2003 (Unaudited) and for the Six Months Ended June 30, 2004 and 2003 (Unaudited)

Statements of Consolidated Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)

Notes to Consolidated Financial Statements

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2004
(Unaudited)

ASSETS

Current Assets
Cash and Cash Equivalents	$8,772
Accounts Receivable-Trade, Net of Amounts Sold With Recourse of $1,217,770 and Allowance of $50,000	399,594
Inventory	102,177
Prepaid Expenses and Other Current Assets	245,285

Total Current Assets	755,828

Property and Equipment
Land and Buildings	770,054
Tractors	7,601,748
Trailers	2,798,249
Shop Equipment	408,962
Office Equipment	228,105
11,807,118
Less Accumulated Depreciation	8,189,010

Net Property and Equipment	3,618,108

Revenue Equipment – Held for Sale
1,212,117
Other Assets
Other	7,683

Total Other Assets	7,683

TOTAL ASSETS	$5,593,736

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2004
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Cash Overdraft	$137,674
Notes Payable	83,256
Accounts Payable-Trade	163,733
Accrued Contract Labor and Other Expenses	258,742

Total Current Liabilities Not Subject to Compromise	643,405

Liabilities Subject to Compromise	7,993,110

Total Liabilities	8,636,515

Redeemable Warrants	50,000

Stockholders’ (Deficit)
Common Stock, no par value, 10,000,000 shares authorized, 9,877,966 issued and 9,870,066 outstanding	2,543,481
Additional Paid in Capital	102,786
Accumulated (Deficit)	(5,721,213)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)

Total Stockholders’ (Deficit)	(3,092,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,593,736

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Freight Income	$3,351,353	$3,301,183	$6,957,082	$6,795,308
Training School Revenue	74,182	104,876	237,249	245,247
	3,425,535	3,406,059	7,194,331	7,040,555
Cost of Revenue	3,059,713	3,513,045	6,585,359	6,855,162
Gross Profit (Loss)	365,822	(106,986)	608,972	185,393

Operating Expenses
Garage Expenses	104,244	87,059	213,411	166,453
General and Administrative Expenses	323,921	435,904	740,229	946,334
Impairment Loss	—	353,438	—	434,583
	428,165	876,401	953,640	1,547,370
Operating Income (Deficit)	(62,343)	(983,387)	(344,668)	(1,361,977)

Other Income (Expense)
Interest Income	10	2,921	27	8,797
Other Income	2,500	11,447	9,463	18,033
Gain(Loss)-Sale of Assets	—	—	—	(42,957)
Interest Expense, net (Contractual Interest $162,614 and $329,534 for the three and six months ended June 30, 2004, respectively)	(19,003)	(195,981)	(37,170)	(506,026)
	(16,493)	(181,613)	(27,680)	(522,153)
(Loss) from Operations Before Reorganization Items and Tax Provision	(78,836)	(1,165,000)	(372,348)	(1,884,130)

Reorganization Items-
Professional and Bankruptcy Fees	(5,000)	(31,330)	(13,000)	(31,330)
Extinguishment of Debt	134,027	—	485,556	—
	129,027	(31,330	472,556	(31,330)

Income(Loss)from Operations Before Tax Provision	50,191	(1,196,330)	100,208)	(1,915,460)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$50,191	$(1,196,330)	$100,208	$(1,915,460)
Basic Income(Loss) per Share	$.005	$(.121)	$.010	$(.221)
Diluted Income(Loss) Per Share	$.005	$(.121)	$.010	$(.221)
Weighted Average Common Shares Outstanding:
Basic	9,870,066	9,861,420	9,870,066	8,665,532
Diluted	10,016,270	9,861,420	10,016,270	8,665,532

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income (Loss)	$100,208	$(1,915,460)
Adjustments to reconcile net income(loss) to cash provided by operating activities:
Reorganization Items	13,000	31,330
Extinguishment of Debt	(485,556)	—
Depreciation and Amortization	735,145	983,265
(Gain) Loss on Disposal of Assets	—	42,957
Impairment Loss	—	434,583
Bad Debt	14,362	45,392
(Increase) Decrease in:
Accounts Receivable-Trade	24,286	1,475,325
Inventory	—	—
Prepaid Expenses and Other Assets	14,906	48,681
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	10,346	270,104
Net Cash Provided by Operating Activities Before Reorganization Items	426,697	1,416,177

Operating Cash Flows Used in Reorganization Items:
Professional Fees Paid in Connection with Chapter 11 Proceedings	(8,000)	(23,830)
Net Cash Used in Reorganization Items	(8,000)	(23,830)

Net Cash Provided by Operating Activities	418,697	1,392,347

Cash Flows From Investing Activities
Proceeds from Sale of Assets	—	—
Purchases of Property and Equipment	(174,385)	(1,500)
Net Cash (Used) by Investing Activities	(174,385)	(1,500)

Cash Flows From Financing Activities
Line of Credit (Net)	—	(1,692,873)
Proceeds from Issuance of Common Stock	—	675,507
Repayment of Mortgage Receivable	—	2,782
Proceeds from Borrowings-Related Parties	73,245	62,700
Payments on Notes Payable-Related Parties	(43,619)	(13,558)
Principal Payments on Long Term Borrowing	(177,841)	(299,088)
Principal Payments Under Capital Lease Agreements	—	(111,377)
Net Cash (Used) by Financing Activities	(148,215)	(1,375,907)

Net Increase (Decrease) in Cash	96,097	14,940

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Net Increase (Decrease)in Cash	$96,097	$14,940

Net Cash & Cash Equivalents-(Overdraft) Beginning of Period	(224,999)	(94,525)

Net Cash & Cash Equivalents-(Overdraft) End of Period	$(128,902)	$(79,585)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows at June 30:

Cash and Cash Equivalents	$8,772	$39,781
Cash Overdraft	(137,674)	(119,366)

Net Cash and Cash Equivalents (Overdraft)	$(128,902)	$(79,585)

Supplemental Disclosures:

Interest Paid	$37,170	$522,374

Non-Cash Investing and Financing Activities:

Payoff of Mortgage Receivable by Mortgagee and Payoff of Related Mortgage Payable	$—	$173,711

Purchase of Property and Equipment with Direct Financing	$—	$451,500

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

NOTE 2 – REVENUE EQUIPMENT HELD FOR SALE

The Company returned 47 tractors and 3 trailers to secured creditors during 2004.  The proceeds from the disposition of the tractors and trailers are expected to reduce the outstanding obligations to these creditors.  The carrying amounts of these assets and liabilities included in the disposal group at June 30, 2004 are as follows:

Tractors now held for sale, net of accumulated depreciation	$1,120,412

Notes payable and accrued expenses	$2,031,059

Trailers now held for sale, net of accumulated depreciation	$91,705

Notes payable and accrued expenses	$66,351

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

Petition date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet and include the following (all or a portion of which may be disputed by the Debtor):

June 30, 2004

Demand Notes Payable	$127,236
Accounts Payable-Trade	580,063
Accrued Interest	109,410
Accrued Brokerage And Contract Labor	160,476
Accrued Payroll Taxes	315,740
Mortgages Payable	850,102
Notes Payable	5,850,083
$7,993,110

NOTE 4 – EXTINGUISHMENT OF DEBT

During the quarter ended March 31, 2004, the Company returned certain trailers held under operating leases with two secured creditors, negotiated the reduction of an operating lease with another secured creditor, and reduced the related accounts payable obligations in the amount of $351,529.

During the quarter ended June 30, 2004, the Company recorded the reduction of other debt with undersecured creditors in the amount of $134,026.

NOTE 5 – RECLASSIFICATIONS

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 6 – OPERATING LEASES

In April, 2004, the Company entered into an agreement to lease 21 trailers under an operating lease for a period of 42 months.  Monthly payments total $10,920 beginning in April, 2004.

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

The interim financial information for the quarters and six months periods ended June 30, 2004, and June 30, 2003, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended June 30, 2004.

Freight revenues for the three months ended June 30, 2004, were $3,351,353, an increase of $50,170 (1.5%) from the $3,301,183 in revenues for the second quarter of 2003.  The increase in freight revenues was primarily attributable to an increased freight demand, higher freight rates, which was partially the result of fuel surcharges and largely due to the change in the customer mix to higher margin accounts, and the use of owner/operators that contributed to the increase from the previous year in the number of available power units in service for hauling freight, although partially tempered by the decrease of Company owned equipment as the result of the Company during the quarter returning to a lender 11 power units.

Training school revenues for the second quarter of 2004 were $74,182, a decrease of $30,694 (29.3%) from the second quarter 2003 revenues of $104,876.  Training school revenue decreases were primarily due to enrollment in the schools being down from the prior year as a result of the lack of readily available funding sources and from the discontinuance of the school that it had been operating in the Lima, Ohio area.

Equipment operating expenses decreased in the second quarter of 2004 to $3,059,713 from $3,513,045 for the second quarter of 2003.   This was a decrease of $453,332 (12.9%) from the prior year.   The decrease in expenses was primarily due to the Company operating less of its owned equipment and utilizing more owner-operators for hauling freight.  Additionally, their was a decrease in the number of deadhead miles being driven, and overall less miles being driven relative to freight income as the result of the Company having increased its revenue per mile.

Operating expenses were also down, going to $428,165 for the second quarter of 2004 compared to $876,401for the like period of 2003, a decrease of $448,236 (51.1%).  The decrease was mostly attributable to the fact that during the quarter for 2003 the Company had a loss of $353,438 resulting from an accounting entry for impairment of assets resulting from the filing of the Chapter 11 proceedings and it had no such entry during 2004.  General and Administrative expense for the quarter also went down $111,983 from $435,904 for 2003 to $ 323,921 for the like period in 2004. Garage expense (Company in-house labor only) went up only slightly, $17,085, for the comparable periods.

Operating income for the second quarter of 2004 was nearly a break even, showing a loss of only ($62,343), a decrease (improvement) of $921,044 (93.7%) from the loss of ($983,397) for the second quarter of 2003.   Operating income as a percentage of total revenues went down to a minus –1.8% in the quarterly period ended June 30, 2004, compared to minus -28.9% for the same period in 2003.  This was due primarily to the decrease in cost of revenues while at the same time there was a slight increase in the freight revenues, from a reduction in the general and administrative costs and from not having any impairment losses in the current quarter.

Other income (expense) improved during the quarter compared to the same quarter in 2003. Interest expense was reduced from an expense of $195,981 to only $19,003, a reduction of $176,978 from the prior year.   The major reason is that the Company was not paying interest on its equipment debt in 2004 because of being in Chapter 11 Reorganization.

The results were that the Company had a net loss after provision for income taxes and before reorganization items of  ($78,836) for the second quarter of 2004 compared to a net loss of ($1,165,000) for the second quarter of 2003, which is a decrease in the loss of ($1,086,164) (93.2%) from the prior year.

Reorganization items for the 2004 quarter added to the income of the Company by $129,027 compared to increasing the loss by ($31,330) in 2003.  This was primarily the result of having extinguished debt of $134,027.

Thus, the Company had income after provision for taxes of $50,191 for the 2004 quarter compared to a loss of ($1,196,330) for the same period in 2003, a very significant improvement.

Six months Ended June 30, 2004.

Freight revenues for the six months ended June 30, 2004, increased slightly (2.4%) by $161,744 to $ 6,957,082 from $6,795,308 at the end of the six months period ending June 30, 2003.   Training school revenues for the six months ended June 30, 2004, decreased by $7,998 (3.3%) to $237,249 (6.8%) from $245,247 for the six months period ended June 30, 2003.   The increase in freight revenues was, as stated

for the quarterly results, basically attributable to higher freight demand, higher freight rates (partially from fuel surcharges and partially from improving the customer base to higher margin shippers), and the use of more owner/operators.  The training school revenue decrease was due primarily to the closing of a school in the second quarter that reduced the revenues for that quarter.

Cost of revenue (equipment operating costs and school operating costs) decreased in the six months period ended June 30, 2004, by $269,803 (4.0%) to $6,585,359 from $6,855,162 for the same period in 2003.  The decrease in expenses was, as stated for the 2nd quarter results, primarily due to the net increase in revenue per mile and in the reduction of the number of deadhead miles being driven.  The results were that the gross profit for the six months ended June 30, 2004 increased by $423,579 (228.5%) to $608,972 from $185,393 for the prior year period.

Operating expenses decreased $593,730 (38.4%) to $953,640 for the six months ended June 30, 2004, compared to $1,547,370 for the same period of 2003.   The decrease was primarily due to elimination of the impairment losses, which in 2003 was a loss of ($484,583) in the value of the Company assets taken as a result of the filing of the Chapter 11 reorganization petition, a decrease in the general and administrative expenses of $206,105, and the fact that these were offset by only an increase of $46,958 in garage expenses (Company in-house labor only) for this year.

Operating income for the six months ended June 30, 2004, was a deficit of ($344,668), a decrease of $1,017,309 (74.9%) in the deficit from the prior year deficit of $1,361,977 for the same period.   Operating income as a percentage of total revenues went down from minus -19.3% for the same period in 2003 to minus -4.8% for the six months ending June 30, 2004.  The factors for the decrease for this period were basically the same as for the three month quarterly period, being the improvement in the reduction in the cost of revenues, the reduction in the impairment loss and the reduction in the general and administrative expenses.

Other income (expense) for the six months period saw a large decrease in the expenses mostly because of the reduction in interest expense resulting from the Company being in Chapter 11 Reorganization.  The difference in the other expense from 2003 to the same period for 2004 was $494,473 (94.7%).  (Loss) from operations before reorganization items and the provision for taxes was ($372,348) for the 2004 period compared to ($1,884,130) for the 2003 period, an improvement of $1,511,782 (80.2%).  Reorganization items provided a profit of $472,556 for the 2004 period compared to a loss of ($31,330) for 2003; the difference was primarily the result of the Company recognizing income of $485,556 from the extinguishment of debt during 2004.

The net results were that the Company had a profit from operations after the cost of reorganization items and provision for income taxes of $100,208 for the six months period ended June 30, 2004, compared to a net loss of ($1,915,460) for the same period of 2003, which is an improvement of $2, 015,668 from the prior year.

Capital and Liquidity

Management believes that once the Company completes its reorganization and gets a Plan of Reorganization approved by its creditors and the Bankruptcy Court that the Company’s operating expenses will be in line with operating revenues so that the Company will be able to manage its cash flow and, hopefully, with the other changes that have been implement, continue its trend to operating profitably.  However, until the Company completes arrangements in the Bankruptcy Court with its secured lenders, there can be no assurances that it will be able to operate profitably or be able to remain in business.  The Company is under a Bankruptcy Court schedule where it is possible for the Company to have its Plan of Reorganization, which was submitted on May 24, 2004, and amended and resubmitted on August 13, 2004, to be approved and confirmed by the end of 2004.  The Plan is subject to objections from the Company’s major creditors, although the Company believes that most of the objections previously raised have been satisfied in the amended Plan.

As a part of the Plan of Reorganization, the Company has proposed a number of major changes to the capitalization of the Company.  Among them are that the Company be merged into a new company to be formed under the laws of the State of Delaware that would have authorized capital stock of 100,000,000 common shares, an authorized class of preferred shares, and a proposed raising of additional equity capital through the sale of common shares in a private placement.  Approval of the Plan of Reorganization in the manner proposed is likely to be required for the Company to continue its operations and to stay in business.  The Company does have an expression of interest from a couple of funding sources to accomplish the equity injection once the Plan of Reorganization is approved and confirmed.

Meanwhile, management continues to adjust its corrective actions to bring profits and cash flow positive.  There are ongoing and continuing efforts to improve gross revenues and rates with additional Ohio Valley outbound customers, and replacing discounted inbound brokered freight with direct freight business.  Significant improvement in these areas has been recently made with the acquisition of both outbound and inbound freight from DuPont Chemical.

There is also a focus to keep the Company’s full fleet of equipment operable.  During the first 6 months of this year, the Company returned 36 power units to one of its creditors and 11 power units to another creditor, so keeping the balance of the fleet operable is more critical.   It has been costly for the Company to maintain its equipment as it reaches the mid to upper portion of its life cycle, and while it has gotten rid of a portion of the equipment that was most costly to maintain, it will experience increased costs as the retained equipment ages.  Also, the Company has been focusing its efforts to add owner/operators to provide incremental revenues and margins without the cash outlay and long-term debt obligations associated with adding company-owned equipment.

Because of the increased freight demand that the Company has been recently experiencing, the Company is endeavoring to acquire some additional power units, perhaps as many as 10 to 15.  The difficulty with doing so primarily involves the fact that the Company is in Chapter 11 and it does not have any capital or credit capacity with which to invest in acquisition o additional revenue equipment.  However, the Company currently has commitments from a couple of sources to lease at least 10 to 15 used late model power units.

Management started in the autumn of 2003 changing the Company’s sales mix to increase its revenue and reduce its empty miles simultaneously by limiting its freight volume with its top twenty customers and one major customer in particular.  This plan was also designed to improve equipment productivity and reduce driver turnover (through better driver pay) and as part of an aggressive and detailed recovery plan that management expects to show continued and measurable improved financial performance.  First quarter results for 2004 started to show that such measures were resulting in an improvement, and the trend continued in the second quarter of 2004.

Management continued in 2004 to cut its administrative costs by reducing staff, taking payroll decreases, and maintaining better operational control through changes made in personnel.

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

In addition, during the mid part of 2003, the Company implemented an enhanced driver and owner/operator recruiting effort led by one of its senior managers.  It was designed to staff all trucks and reduce the turnover to below industry standards.  Likewise, the operations department was reorganized to a central dispatch format supported by customer service personnel to improve service performance levels back to above industry norm (98+ %) and push equipment/driver productivity to profitable levels.  Staffing was still a problem in the first quarter of 2004 as the Company continued to have equipment idle because of a lack of drivers.  With the decrease in the amount of Company owned equipment resulting from the return of the 47 tractors, it is hopeful that it can retain what appears to be a core base of drivers that is adequate to keep the reduced number of owned tractors fully manned.

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

Although being in Chapter 11 Reorganization has aided the Company in reducing its capital needs, operating losses from last year while in Chapter 11 have left the Company with a shortage of cash and working capital.  As stated above, the Company continues to seek means of solving such shortage, particularly through seeking additional equity and quasi-equity funding as part of the Plan of Reorganization that it has submitted.  There can be no assurances that the Company will be able to solve the problem from such outside sources.

Item 3. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 19, 2003, the Company filed a Petition for Reorganization under Chapter 11of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Ohio, Eastern Division.  Only Gasel Transportation Lines, Inc. filed the Petition; its subsidiaries, Gasel Driver Training Schools, Inc. and GTL Logistics, Inc. are not a part of the filing.  The Company was appointed as Debtor in Possession by the Bankruptcy Court.  In accordance with the Bankruptcy Code, all lawsuits that had been previously filed against the Company were stayed and any creditors are prohibited from commencing any suits against the Company except in the Bankruptcy Court, and then not to seek judgment against the Company for debts owing by the Company.

During the second quarter of 2004, one of the Company creditors, Volvo Commercial Finance LLC, sought relief from the stay and such relief was granted.  As a result of the granting of such relief, the Company was forced to return the 11 power units to such creditor.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 - Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1 - Section 1350 Certification by Chief Executive Officer of the Company.

32.2 - Section 1350 Certification by Chief Financial Officer of the Company.

(b) Reports on Form 8-K.

(1) On June 10, 2004, the Company filed a Form 8-K with an attachment of a press release disclosing first quarter financial information and results for the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.
(Registrant)

Date	August 19, 2004	/s/ Michael J. Post
(Signature)*Michael J. Post, President

Date	August 19, 2004	/s/ S. Gene Thompson
(Signature)* S. Gene Thompson, Vice President and Chief Financial Officer