Form 10QSB
period 2004-09-30
GASEL TRANSPORTATION LINES INC
filed 2004-11-22
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 10, 2004, there were 9,877,966 common shares, no par value issued and outstanding, with 7,900 of them held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet at September 30, 2004 (Unaudited)	1

Statements of Consolidated Operations for the Three Months Ended September 30, 2004 and 2003 (Unaudited) and for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	3

Statements of Consolidated Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5

Notes to Consolidated Financial Statements	7

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Sept 30, 2004
(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$43,111
Accounts Receivable-Trade, Net of Amounts Sold With Recourse of $1,206,631 and Allowance of $30,000	349,395
Inventory	102,177
Prepaid Expenses and Other Current Assets	190,571

Total Current Assets	685,254

Property and Equipment
Land and Buildings	770,054
Tractors	7,641,748
Trailers	2,809,249
Shop Equipment	408,962
Office Equipment	228,105
11,858,118
Less Accumulated Depreciation	8,469,064

Net Property and Equipment	3,389,054

Revenue Equipment – Held for Sale	1,212,117

Other Assets
Other	21,183

Total Other Assets	21,183

TOTAL ASSETS	$5,307,608

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Sept 30, 2004
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Cash Overdraft	$95,372
Notes Payable	56,068
Accounts Payable-Trade	207,107
Accrued Contract Labor and Other Expenses	297,035

Total Current Liabilities Not Subject to Compromise	655,582

Liabilities Subject to Compromise	7,660,884

Total Liabilities	8,316,466

Redeemable Warrants	50,000

Stockholders’ (Deficit)
Common Stock, no par value, 10,000,000 shares authorized, 9,877,966 issued and 9,870,066 outstanding	2,543,481
Additional Paid in Capital	102,786
Accumulated (Deficit)	(5,687,292)
Less: Treasury Stock, at cost, 7,900 shares	(17,833)

Total Stockholders’ (Deficit)	(3,058,858)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,307,608

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Freight Income	$3,045,688	$3,303,539	$10,002,770	$10,098,847
Training School Revenue	95,399	109,750	332,648	354,997
	3,141,087	3,413,289	10,335,418	10,453,844
Cost of Revenue	2,839,539	3,206,320	9,424,898	10,061,482
Gross Profit (Loss)	301,548	206,969	910,520	392,362

Operating Expenses
Garage Expenses	88,549	104,462	301,960	270,915
General and Administrative Expenses	318,213	358,272	1,058,442	1,304,606
Impairment Loss	—	—	—	434,583
	406,762	462,734	1,360,402	2,010,104

Operating Income (Deficit)	(105,214)	(255,765)	(449,882)	(1,617,742)

Other Income (Expense)
Interest Income	13	17	40	8,814
Other Income	4	13,421	9,467	31,454
Gain(Loss)-Sale of Assets	—	—	—	(42,957)
Interest Expense, Excludes Contractual Interest of $161,414 and $490,948 for the Three and Nine Months Ended Sept 30, 2004, and $266,481 and $878,103 for the Three Months and Nine Months Ended Sept 30, 2003, Respectively	(22,891)	(18,988)	(60,061)	(525,014)
	(22,874)	(5,550)	(50,554)	(527,703)

(Loss) from Operations Before Reorganization Items and Tax Provision	(128,088)	(261,315)	(500,436)	(2,145,445)

Reorganization Items-
Professional and Bankruptcy Fees	(10,500)	(42,000)	(23,500)	(73,330)
Loss on Disposition of Assets-Post Petition	—	(27,304)	—	(27,304)
Extinguishment of Debt	172,509	—	658,065	—
	162,009	(69,304)	634,565	(100,634)

Income(Loss)from Operations Before Tax Provision	33,921	(330,619)	134,129	(2,246,079)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$33,921	$(330,619)	$134,129	$(2,246,079)

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$33,921	$(330,619)	$134,129	$(2,246,079)

Basic Income(Loss) per Share	$.003	$(.033)	$.014	$(.248)
Diluted Income(Loss) Per Share	$.003	$(.033)	$.014	$(.248)
Weighted Average Common Shares Outstanding:
Basic	9,870,066	9,870,066	9,870,066	9,071,455
Diluted	9,969,687	9,870,066	9,969,778	9,071,455

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	Sept 30, 2004	Sept 30, 2003
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$134,129	$(2,246,079)
Adjustments to reconcile net income(loss) to cash provided by operating activities:
Reorganization Items	23,500	73,330
Extinguishment of Debt	(685,065)	—
Depreciation and Amortization	1,015,199	1,435,778
(Gain) Loss on Disposition of Assets Pre-Petition	—	42,957
(Gain) Loss on Disposition of Assets Post-Petition	—	27,304
Impairment Loss	—	434,583
Bad Debt	19,135	56,896
(Increase) Decrease in:
Accounts Receivable-Trade	69,712	1,457,386
Inventory	—	—
Prepaid Expenses and Other Assets	56,120	236,680
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	97,054	105,170
Net Cash Provided by Operating Activities Before Reorganization Items	729,784	1,624,005
Operating Cash Flows Used in Reorganization Items:
Professional Fees Paid in Connection with Chapter 11 Proceedings	(23,500)	(65,830)
Net Cash Used in Reorganization Items	(23,500)	(65,830)

Net Cash Provided by Operating Activities	706,284	1,558,175

Cash Flows From Investing Activities
Purchases of Property and Equipment	(225,385)	(49,712)
Net Cash (Used) by Investing Activities	(225,385)	(49,712)

Cash Flows From Financing Activities
Line of Credit (Net)	—	(1,692,873)
Proceeds from Issuance of Common Stock	—	675,507
Repayment of Mortgage Receivable	—	2,782
Proceeds from Borrowings-Related Parties	73,245	62,700
Payments on Notes Payable-Related Parties	(70,808)	(81,627)
Principal Payments on Long Term Borrowing	(310,598)	(333,614)
Principal Payments Under Capital Lease Agreements	—	(111,377)
Net Cash (Used) by Financing Activities	(308,161)	(1,478,502)
Net Increase (Decrease) in Cash	172,738	29,961

	Nine Months Ended
	Sept 30, 2004	Sept 30, 2003
	(Unaudited)	(Unaudited)
Net Increase (Decrease)in Cash	$172,738	$29,961

Net Cash & Cash Equivalents- (Overdraft) Beginning of Period	(224,999)	(94,525)

Net Cash & Cash Equivalents- (Overdraft) End of Period	$(52,261)	$(64,564)

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows at September 30:

Cash and Cash Equivalents	$43,111	$24,371
Cash Overdraft	(95,372)	(88,935)

Net Cash and Cash Equivalents (Overdraft)	$(52,261)	$(64,564)

Supplemental Disclosures:

Interest Paid	$60,061	$541,362

Non-Cash Investing and Financing Activities:

Payoff of Mortgage Receivable by
Mortgagee and Payoff of Related Mortgage Payable	$—	$173,711

GASEL TRANSPORTATION LINES, INC.

(Debtor in Possession)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 – REVENUE EQUIPMENT HELD FOR SALE

The Company returned 47 tractors and 3 trailers to secured creditors during 2004.  The proceeds from the disposition of the tractors and trailers are expected to reduce the outstanding obligations to these creditors.  The carrying amounts of these assets and liabilities included in the disposal group at September 30, 2004 are as follows:

Tractors now held for sale, net of accumulated depreciation	$1,120,412

Notes payable and accrued expenses	$2,030,272

Trailers now held for sale, net of accumulated depreciation	$91,705

Notes payable and accrued expenses	$66,351

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

Petition date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet and include the following (all or a portion of which may be disputed by the Debtor):

September 30, 2004
Demand Notes Payable	$127,236
Accounts Payable-Trade	383,190
Accrued Interest	109,410
Accrued Brokerage And Contract Labor	157,880
Accrued Payroll Taxes	315,740
Mortgages Payable	829,859
Notes Payable	5,737,569
$7,660,884

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

During the quarter ended September 30, 2004, the Company recorded the reduction of other debt with undersecured creditors in the amount of $172,509.

NOTE 5 – RECLASSIFICATIONS

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 6 – OPERATING LEASES

In April, 2004, the Company entered into an agreement to lease 21 trailers under an operating lease for a period of 42 months.  Monthly payments total $10,920 beginning in April, 2004.

In September, 2004, the Company entered into an agreement to lease 5 2001 tractors under an operating lease for a period of 36 months, with a termination clause available after 12 months.  Monthly payments total $6,945 beginning in September, 2004.

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

The interim financial information for the quarters and nine months periods ended September 30, 2004, and September 30, 2003, are unaudited.  The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended September 30, 2004.

Freight revenues for the three months ended September 30, 2004, were $3,045,688, a decrease of $257,951 (7.8%) from the $3,303,539 in revenues for the third quarter of 2003.  The decrease in revenue was primarily due to a decrease (approximately 25%) in the number of trucks the Company was operating during this period of 2004 compared to the same period in 2003.  The Company turned in approximately 50% of its tractors and trailers in the first and third quarters of 2004 to shed excessive operating costs, reduce its debt, and improve driver retention.  In addition, during 2004 management has been consistently adding leased owner/operator equipment to replace some of the Company trucks that were returned to the lenders.  Further, the Company retracted its customer base to its home base in southeast Ohio, raised its freight rates, and added direct inbound business from its produce, flatbed, and automotive divisions, which were established in late 2003 and early 2004, with higher rates and fuel surcharges.  As a result, the Company produced approximately the same revenue in the 3rd quarter of 2004 as in the same period of 2003, while operating a net of approximately 25 % less revenue equipment.

Training school revenues for the third quarter of 2004 were $95,399, a 13.1% decrease from the third quarter 2003 revenues of $109,750.  Training school revenue decreases were primarily due to a decrease in enrollment from the prior year that was directly related to the lack of available student funding sources.  In addition, the Company operated one less school (2 vs. 3) in 2004 compared to 2003.

Cost of revenue decreased in the third quarter of 2004 to $2,839,539 from $3,206,320 for the third quarter of 2003.  The decrease in cost of revenue totals $366,781 (11.4%).  The decline in the cost of revenue was directly related to operating a smaller fleet of company owned trucks and owner/operators, and to the economies resulting from operating the remaining, after the return of equipment to the lenders, less-aged fleet.  In addition, a significant shift in the freight pattern away from the northeast U. S. reduced the equipment and direct freight pick up and delivery operating costs (fuel, tolls, scales, equipment maintenance, loading and unloading expenses).  Further, the amount of deadhead (empty miles) has improved significantly in 2004 compared to 2003, decreasing from the 15+% to 10+% range as a result of concentrating the customer base to the Company’s home terminal in the Ohio Valley.

Operating expenses were down to $406,762 for the third quarter of 2004 compared to $462,734 for the like period of 2003, a decrease of $55,972 (12.1%), which was greater than the percentage decrease in freight revenues, and was the result of a reduction in the general and administrative expenses compared to the prior year as the Company down sized its personnel and associated costs as a compensating measure to declining revenues and from a reduction in garage expenses as the Company was operating fewer of its own tractors and trailers than in the prior year.

Operating income (deficit) for the third quarter of 2004 was a loss of ($105,214), a decrease of $155,551 (58.9%) from the loss of ($255,765) for the same period of 2003.  This decrease is about equally the result of the increase in the gross profit margin from the prior period, which was the result of a lower cost of revenue, and in the decrease in the general and administrative expenses.  Operating income as a percentage of total revenues went down to a minus (-3.3%) in the quarterly period ended September 30, 2004, from a minus (-7.5%) for the same period in 2003.

Losses from operations were ($128,088) for the quarter compared to ($261,315) for the same quarter in 2003.  The improvement was again about equally the result of an improved profit margin resulting from lower cost of revenue and from decreased general and administrative expense.  Additionally, the improvement in losses from operations was due to the non-recognition of contractual interest expense while operating under Chapter 11 bankruptcy protection.

The net results, after taking into account the reorganization items for fees and the gain on the extinguishment of debt, was that the Company had net income of $33,921 for the third quarter of 2004 compared to a net loss of ($330,619) for the third quarter of 2003, which is an improvement of $364,540 (110.3%) from the prior year.

In summary, the improved results for the three month period ending September 30, 2004, were primarily due to the overall improvement in operations resulting from lower cost of revenue compared to the amounts of revenue generated, the decrease in G & A expenses from personnel reductions and general cost cutting, lower fee costs relating to the Bankruptcy, and from the gain on the extinguishment of debt.

Nine months Ended September 30, 2004.

Freight revenues for the nine months ended September 30, 2004, decreased only slightly ($96,077 which amounts to slightly less than 1%) to $10,002,770 from $10,098,847 at the end of the nine months period ending September 30, 2003.  Training school revenues for the nine months ended September 30, 2004, decreased $22,349 to $332,648 (6.3%) from $354,997 for the nine months period ended September 30, 2003.  The decrease in freight revenue, as indicated for the three-month period ended September 30, 2004, was primarily due to the net reduction of approximately 25 % in the operating fleet, although in large part offset by significant increases in inbound and outbound freight rates for the period.  Training school revenue decreases were due primarily to the lack of available funding for student tuition — a growing nation-wide industry problem for the past two years – and a decrease in the number of schools operated from three to two.

Cost of revenue decreased in the nine months period ended September 30, 2004, by $636,584 (6.3%) to $ 9,424,898 from $10,061,482 for the same period in 2003.  The decrease in expenses was, as stated for the 3rd quarter results, primarily due a reduction in the fleet size, from the reduction in expenses resulting from operating less-aged Company equipment, and from the higher net operating margin (approximately 25%) provided by using owner/operator tractors.

Operating expenses decreased $649,702 (32.3%) to $1,360,402 for the nine months ended September 30, 2004, compared to $2,010,104 for the same period of 2003.  The decrease was significantly due to the fact that there were no impairment losses during 2004 and there were losses of $434,583 in the value of the Company assets taken as a result of the filing of the Chapter 11 Reorganization Petition during 2003.  It was also in large part due to the reduction in general and administrative expenses from the prior year, which were partially offset by increased garage expenses incurred during the first part of the year when the Company was operating more of its own equipment that was older and had more expenses required to keep them operating.

Operating income (deficit) for the nine months ended September 30, 2004, was a loss of ($449,882), an improvement of $1,167,860 (72.2%) from the loss of ($1,617,742) for the same period in 2003.  Operating deficit as a percentage of total revenues went down from a -15.5% for the nine months ending September 30, 2003, to -4.4% for the same period in 2003.  The factors for the decrease for this period were basically the same as for the three month quarterly period, being a decrease in the cost of revenue and in the general & administrative expenses.

Other Income (expense) for the nine months ended September 30, 2004, was ($50,554) compared to a loss of ($527,703) for the period for 2003.  This is primarily due to the amount of interest expense paid during the early part of 2003 before the Company filed its Chapter 11 Petition compared to 2004, when the Company did not have to recognize the full amount of interest while operating under Chapter 11.

The loss from operations before reorganization items and tax provision for the nine months ended September 30, 2004, is ($500,436) compared to a loss of ($2,145,445) for the nine months ended September 30, 2003. The difference is $1,645,009 (76.7%).  The main factors in the improvement were the lower interest expense, the lack of an impairment loss, and the improvement of the gross profit margin from the lower cost of revenues.  The improvement in cost of revenues, as detailed both in the 3rd quarter results and nine months results, above, and the resulting overall improvement in the net results for the Company, are directly related to the corrective actions the Company has taken since entering Chapter 11 Reorganization to improve its revenues, operating costs, equipment efficiencies, and to reduce its overhead.

Reorganization items for the nine months period ended September 30, 2004, showed a gain of $634,565 compared to a loss of ($100,634) for the same period of 2003.  This was mostly attributable to the gain resulting from the extinguishment of debt disposed during the period (a gain of $658,065) and in small part from a reduction in the amount of fees associated with the Company acting under protection of the Bankruptcy Court and from a lack of loss on the disposition of assets, of which the Company had a loss of ($27,304) during 2003.

The net results were that the Company had net income after provision for income taxes for the nine months period ended September 30, 2004, of $134,129 compared to a net loss of ($2,246,079) for the same period of 2003, which is an improvement of $2,380,208 (105.6%) from the prior year loss

Capital and Liquidity

Management believes that it now has the Company operating at a profit and that it will be able to operate at a profit post-Bankruptcy upon approval of its Plan of Reorganization.  Although its interest expense and cash payments to the secured lenders will increase its cash flow needs after emerging from Bankruptcy, management believes that the savings from not having to operate under Chapter 11 and significant decreases in interest and depreciation expenses from asset and debt write-offs will more than offset these increased needs.  Further, the Company is experiencing increased freight demand with higher rates and overall increased gross margins through using a mix of owner/operators along with Company owned equipment. During the past few months, the Company has been able to generate extra cash flow beyond its expenses that has resulted in a significant improvement in its cash deficit.

However, the Company still has a cash deficit that it would like to eliminate and is in need of working capital to pay for unforeseen contingencies and expenses, as well as to fund replacement equipment, additional equipment to meet freight demands, and its future growth plans.

Although the Company believes that it can continue to generate cash flow to pay off the cash deficit and to provide a cash position for ongoing operations, including after emerging from Chapter 11 (assuming the Plan of Reorganization will be accepted), the Company has been working on a plan to raise additional cash after it gets out of Bankruptcy.  This plan includes the possible offering of preferred shares or common shares in the Company that would be sold pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended.  The offering may take place under Regulation S to foreign investors in the overseas markets, or it may take place through a private placement of its equity securities under Regulation D.  There can be no assurances that the Company will be able to raise any additional equity capital, although it has been in contact with investment bankers that expressed an interest in such an offering post-bankruptcy.

As stated below in Part II, Item 1, Legal Proceedings, upon an approval of the Plan of Reorganization and confirmation by the Bankruptcy Court, the Company will be merged into a new corporation formed by the Company, a corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. (hereinafter “New Gasel”). Upon the merger, each common share, no par value, of the Company will be exchanged for one common share, par value $.001, of New Gasel; all of the assets of the Company will become the assets of New Gasel, as will all of the liabilities, contracts, and obligations of the Company.  The officers and directors of New Gasel will be the same as the Company.

Each existing shareholder would continue to own a like amount of common shares in New Gasel as he/it owned in the Company.  The exchange of shares in the Company for shares in New Gasel would be exempt from registration under the Securities Act of 1933, as amended, and would continue to have the same resale rights as the shares held in the Company (restricted shares would continue to be restricted.)

The major difference will be that New Gasel will have 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $.001, authorized for issuance compared to the 10,000,000 common shares, no par value, authorized for the Company.  By having these additional authorized shares, New Gasel will be able to seek the additional equity capital that it plans to raise and have authorized shares available for issuance.

The Plan of Reorganization contemplates that after it emerges from Chapter 11, New Gasel will seek to raise up to an additional $1,500,000 in equity to fund the accelerated payoff of certain priority claims for withholding and payroll taxes, an aggressive growth plan, and adequate working capital.

Since filing Chapter 11 in May 2003, management has changed the Company’s sales mix to increase its revenue and reduce its empty miles simultaneously by limiting its freight volume with its top twenty customers and one major customer in particular.  This adjustment has improved equipment productivity and reduced driver turnover (through better driver pay), and as a result the Company has shown measured improved financial performance during 2004.

Management cut administrative costs by closing the Columbus terminal and centralizing operations (dispatch) at the Company headquarters in Marietta, Ohio, resulting in reduced staff, decreased lease costs, and better operational control.

To improve service capabilities and foster lender cooperation, the Company completed a trailer replacement transaction with the largest trailer dealer and finance company, Dayton Leasing, upgrading the trailer pool with more 53’ units and significantly reducing the monthly equipment lease costs.

Efforts to reduce the Company’s equipment maintenance costs to a normal cost curve were significantly increased.  The Company began upgrading and adding to the maintenance crew with the goal of eliminating costly outside services and returning all equipment back into service, and transitioning back to a “preventive” maintenance profile (from an excessively costly “demand” maintenance condition).

The Company has maintained its insurance coverage since filing Chapter 11 at modest rate increases, and as of October 1, 2004, renewed its vehicle physical damage and cargo coverage at no increase in premium rates.

In addition, the Company has implemented an enhanced driver and owner/operator recruiting effort led by one of its senior managers.  As a result, driver turnover has been reduced by 10%.  Likewise, the operations department has been reorganized to a central dispatch format and supported by customer service personnel to improve service performance levels back to above industry norm (98+ %) and push equipment/driver productivity to profitable levels.

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

Management continues to seek growth opportunities to expand the number of power units and trailers it is operating in order to reach a revenue level that will generate sufficient margins to support its fixed costs and generate a net profit.  The Company was near completing an asset acquisition in late April 2003 that would have increased the number of power units by approximately 65 (65% increase in fleet size), but the problems with cash flow that surfaced at that time caused that transaction to be put off at least temporarily until the sellers could see how the Company performs in reorganization.

During 2004, the Company has succeeded in hiring approximately 30 owner/operators to expand its existing van division and to build its automotive and flatbed divisions, which the Company established earlier this year at a new terminal in Millwood, West Virginia.

There are now plans to expand the Company’s produce division (established in October 2003) which has contributed in 2004 in significantly increasing the net inbound and outbound freight rates.

Since having its Disclosure Statement approved by the Bankruptcy Court on November 9, 2004, the Company is now in the final stage of its reorganization, and expects to emerge from the judicial reorganization by year end with a stronger balance sheet, increased liquidity, and a scale of operations that will foster sustained earnings and growth.

The Disclosure Statement and Plan of Reorganization along with ballots to approve or reject the Plan were mailed on November 12, 2004 to all creditors.  A hearing is set for December 14, 2004 to determine if there are sufficient affirmative votes to approve the Plan.  Management has been in contact with a number of creditors to solicit support of the Plan, and based upon initial indications, management expects the Company to have the Plan confirmed.

Item 3. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is entering the final phases of the pending Chapter 11 Proceeding that it commenced in May 2003 in the United States Bankruptcy Court in the Southern District of Ohio.  On November 9, 2004, the Company submitted to the Court its third amended Disclosure Statement of its Plan of Reorganization.  The Disclosure Statement was accepted by the Court without any objections from the creditors, and the Disclosure Statement together with the proposed Plan of Reorganization are to be disseminated to all of the creditors to vote to either accept or reject the Plan.  The Plan and ballots were mailed to all of the creditors on November 12, 2004.

A final hearing to count the ballots and determine if the Plan of Reorganization is accepted is scheduled for December 14, 2004.  Prior to submitting the original Disclosure Statement to the court and creditors, the Company’s management reached an agreement in principle with its secured creditors to adjust the principal balances to the underlying collateral current fair market value and revise the payment terms favorable to the Company upon approval of the Plan.  These same creditors will have the majority of the unsecured claims as the result of the deficiencies created between the pre-petition principal and the revised post-Chapter 11 note balances.  Further, the Company has been in contact with a number of the other large unsecured creditors who have indicated their intent to cast their vote to approve the Plan.

An important aspect of the Plan is that upon its approval, if that should happen, the Company will be merged into a new corporation formed by the Company, a corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. (hereinafter “New Gasel”). Upon the merger, each common share, no par value, of the Company will be exchanged for one common share, par value $.001, of New Gasel; all of the assets of the Company will become the assets of New Gasel, as will all of the liabilities, contracts, and obligations of the Company.  The officers and directors of New Gasel will be the same as the Company.  The result will be that each existing shareholder would continue to own a like amount of common shares in New Gasel as he/it owned in the Company before the merger.

The major difference between the Company and New Gasel will be that New Gasel will have authorized 100,000,000 common shares, no par value $.001, as well as 10,000,000 preferred shares, par value $0.001.  There will still only be the 9,877,966 common shares outstanding, which is the same number outstanding for the Company.  By having these additional shares authorized, New Gasel will be able to seek the additional equity capital contemplated by the Plan of Reorganization and will have shares available for issuance.

The Plan of Reorganization contemplates that New Gasel will seek to raise up to an additional $1,500,000 in equity for it to fund the accelerated payoff of certain priority claims for withholding and payroll taxes,  to fund the anticipated need for additional and/or replacement tractors and trailers, to fund a growth plan,  and for working capital.  While the Company is hopeful that New Gasel will be able to enter into an arrangement with an underwriter to raise additional equity capital, there can be no assurances that it will be able to do so; further, although contemplated by the Plan, if no such arrangement can be made, the Plan will not be affected.

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

Gasel Transportation Lines, Inc.
(Registrant)
Date November 19, 2004	/s/ Michael J. Post
(Signature)*Michael J. Post, President

Date November 19, 2004	/s/ S. Gene Thompson
(Signature)* S. Gene Thompson, Vice President and Chief Financial Officer