Form 10KSB
period 2004-12-31
GASEL TRANSPORTATION LINES INC
filed 2005-04-15
CIK 936446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB


|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2004.

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             For the transition period from                to

                         Commission file number: 0-30185

                        Gasel Transportation Lines, Inc.
                 (Name of small business issuer in its charter)


                 Ohio                                31-1239328
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)

    741 Blue Knob Road, Marietta, OH                        45750
 (Address of principal executive offices)                 (Zip Code)

                   Issuer's telephone number (740) 373 - 6479


Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
        Title of each class                           on which registered
        -------------------                           -------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common shares, no par value

                                (Title of class)

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $ 14,044,349.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 13 , 2005, was $ 415,633 (based upon $0.22 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-Over The Counter Bulletin Board. In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

On e April 13, 2005, Gasel Transportation Lines, Inc. had outstanding 10,677,966 common shares, without par value, which is the issuer's only class of common equity.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes  |_|;  No |X|


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

In addition to its primary business, the Company operates two driver training schools, located in Marietta and Nelsonville, Ohio through its wholly owned subsidiary, Gasel Driver Training Schools, Inc. Operation of these schools is licensed by the Ohio Department of Highway Patrol.

The Company intends to continue to expand its business and operations through internal growth and acquisitions. It is primarily interested in medium to long haul truckload carriers with compatible freight lanes and existing business that can be integrated into the Company's methods of operation. Additionally, the Company is expanding its operations by increasing its flat-bed division through owner/operators. Expanding by the addition of leased owner operators allows the Company to take advantage of growth opportunities without incurring the costs of acquiring equipment.

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

On May 19, 2003, the Company filed for protection from its creditors and for Reorganization under Chapter 11 of the U.S. Bankruptcy Act, and underwent numerous operating changes.

The Company received a confirmed Plan on December 14, 2004 by majority vote of every class of creditors. The court order approving the 3rd Amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.

Subsequent to the approval of the Plan of Reorganization and confirmation by the Bankruptcy Court, the Company has been in the process of completing the merger into a new corporation formed by the Company, a corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. ("New Gasel"). Upon completion of the merger, each common share, no par value, of the Company will be exchanged for one share of common stock, par value $.001, of New Gasel. All of the Company's assets will become the assets of New Gasel, as will all of the liabilities, contracts, and obligations of the Company. The officers and directors of New Gasel will be the same as the officers and directors of the Company.

Each existing shareholder would continue to own a like amount of common stock in New Gasel as previously owned in the Company. The exchange of shares in the Company for shares in New Gasel would be exempt from registration under the Securities Act of 1933, as amended, and shares of New Gasel received in the merger would continue to have the same resale rights as the shares currently held in the Company (restricted shares would continue to be restricted).

Upon completion of the merger filings in the State of Ohio, New Gasel will have 100,000,000 shares of common stock, par value $.001, as well as 10,000,000 preferred shares, par value $.001, authorized for issuance compared to the 10,000,000 common shares, no par value, authorized for the Company. As a result of the additional authorized shares, New Gasel is able to pursue additional equity capital investments.

The Company has as of February 2005 hired a Wall Street-based financial advisory and public relations firm to assist in raising a targeted amount of $ 3.0 million in equity capital. There are no assurances that we will be successful in obtaining this additional equity capital investment.

The proposed new funding would be used, as the approved Plan designates, to extinguish priority tax liabilities of $ 325,272 ahead of plan schedule, provide adequate working capital, fund a growth plan, and replace aging equipment for improved operating efficiencies.

As stated in the approved Plan and Disclosure Statement dated November 9, 2004, the proposed recapitalization is not intended to be essential to the Company's emergence from reorganization, but the recapitalization is designed to enhance the Plan and expedite the Company's time table for complete emergence from reorganization.

The approved Plan also transitions the Company from a "Debtor-in-Possession" status under bankruptcy operations to a "Post-Confirmation Debtor", giving the Company freedom to execute its Plan.

More specifically, as a Post-Confirmation Debtor, Gasel has control of its assets, operates under reduced U. S. Trustee, Bankruptcy Court, and creditor reporting requirements, and marks the initiation of the execution of its approved Plan.

Also, and as agreed in the confirmed Plan, the Company discontinues its operation under adequate protection payments for its secured debt and starts its new revised debt service on or about February 2005. The Company's debt and related periodic payments are reduced by approximately two thirds (66 %) as compared to its pre-petition level.

The Company can now emerge from reorganization once it has substantially completed its Plan. A successful completion of an equity investment would satisfy the substantial completion requirement.

Until 2002, the Company has had a steady growth in revenues and owned equipment over the past several years. During that time it had increased the number of owned, either directly or by capital lease, tractors from 23 to 117, its number as of March 31, 2002, its dry van box trailers from 31 to 144, and its refrigerated climate control trailers from 11 to 104, again as of March 31, 2002. As of March 18, 2003, the numbers had decreased because of a decrease in freight demand and of various financing issues, so that it owned 101 tractors, 122 dry van trailers, and 77 refrigerated climate control trailers. As of March 21, 2004, the Company, to bring its equipment operating expenses to a normal cost curve and its cash outlays for annual license and insurance fees to a manageable level, had decreased its tractors to 60, its dry van trailers to 120, and its refrigerated trailers to 30. The Company is replacing its lost power units with owner/ operators and now has approximately 40 contractors in its fleet. In addition, there were 12 tractors and 11 dry van box trailers that were owned and used in the driver training schools. Annual freight revenues went from $3,325,606 for calendar year 1994 to $17,574,593 for calendar year 2001, and then decreased to $14,162,996 for the calendar year 2002 and $13,641,559 for the calendar year 2003, and $13,595,790 for the calendar year 2004.

The Company has an ISO 9002 certification by American Systems Registrar. This certification means that the Company has been audited and verified to have written policies and procedures for the Company's operations that are designed to monitor and improve customer service through a continuous documentation and corrective action procedure.

OPERATING STRATEGY

The Company is in direct competition with other motor freight carriers, including many companies that are significantly larger than the Company. Therefore, the Company focuses on providing a high level of transportation services to its customer base with commensurate rates, rather than competing primarily on the basis of price. Further, the Company has been able to compete with these other carriers because its terminal is located in Marietta, Ohio, that is an area where there are few competitors domiciled. Also, the Company attempts to provide better and more timely service and to cater to certain major shippers as a means of competing. The Company had a policy of trying to operate newer late model equipment as a competitive advantage. However, due to the continuing financial losses suffered during the three calendar years 2001, 2002, and 2003, and due to new EPA engine emissions requirements and related loss of fuel efficiencies, new vehicle prices, and market loss in trade-in values, the Company, like many other trucking operations, large and small, is running its equipment longer. The Company is utilizing fully integrated computer systems with onboard communications systems as a means of tracking its equipment and freight, which is a requirement to keep pace with the industry.

OPERATIONS

As a licensed carrier with the U. S. Department of Transportation and the various states and Canada, the Company business is dependent upon maintaining such operating authority. One condition of retaining such authority is that the Company must maintain liability insurance for protection of the public. Another is that the Company meet the safety fitness regulations as evidenced by a "satisfactory" rating by the U. S. Department of Transportation.

The owned terminal in Marietta, Ohio is required to comply with various state and federal environmental regulations with regard to the storage of fuel and oil and the disposal of waste oil and tires. There is no significant cost associated with operating under these regulations; however, in the event of a major fuel or oil spillage, the cost of clean up could be significant.

DRIVERS

During the calendar year 2004, the Company did not have any employees that directly worked for it because it leased them from an industry specific Professional Employment Organization (PE0). This arrangement included the drivers. Using a PEO relieves the Company from the burden of administration of payroll and related tax processing.

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

Although the Company believes that it currently has an adequate number of drivers, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future. Significant driver turnover is a problem within the industry as a whole, and affects the Company, too. Driver shortages were experienced periodically during 2003 and in 2004, when it has experienced a higher than normal turnover rate. In addition, the trucking industry is experiencing a diminished workforce of qualified drivers. As a result, the Company must compete with other transportation service companies for the available drivers. It is anticipated that the intense competition for qualified drivers in the trucking industry will continue. The Company supplements its driver pool with inexperienced drivers through its driver training schools and utilizes them in conjunction with experienced drivers as teams, and ultimately single drivers to help with meeting its driver needs.

In addition to the driver employees, the Company contracts with a select group of independent contractors who own and operate their own tractors and trailers (referred to as "owner/operators"). There are currently 40 owner/operators. Each owner/operator is required to enter into an owner/operator lease agreement which is cancelable by either party upon thirty days notice. The owner/operators provide the Company with an additional source of drivers and equipment. The Company has, since entering Chapter 11 Reorganization (May 2003) and still is currently, expanding its fleet by contracting with additional owner/operators in each of the Company's divisions including dry van, temperature controlled, and flatbed operations.

Item 2. Description of Property.

The principal offices and terminal for the Company are owned; they are located on 12.5 acres adjacent to State Route 4, approximately 4 miles southwest of Marietta, Ohio. The property has four buildings on it, the major one of which is constructed of cement block and steel, is in good condition, and has the corporate offices, a drivers' lounge, and three maintenance bays. Other buildings include a freight transfer building made out of steel that is in fair to good condition, a wood building for the drivers school and lounge that was remodeled a few years ago and is in good condition, and a cement block supply storage building that is in good condition. The lot is used for parking the Company transportation equipment and for operating a driving school practice area. The terminal has above ground fuel storage and a waste oil storage facility that is regulated by the EPA.

The property is subject to a mortgage with the usual conditions that the Company is entitled to use of the property for its business needs so long as it is operated in a lawful manner and the mortgage note is paid and not in default. There are no other operating or use restrictions. The Company also has a second mortgage lien upon the properties that contains similar conditions.

Item 3. Legal Proceedings.

Since May 19, 2003, the Company has operated as a Debtor in Possession under the Bankruptcy Act. Under the provisions of the Bankruptcy Act, all actions pending at the date of filing were stayed, and basically become issues of what constitutes debt of the Company and its classification for priority and payment.

The Company received a confirmed Plan of Reorganization on December 14, 2004 by majority vote of every class of voting creditors. The court order approving the 3rd Amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.

There are no other legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

(A) During the past four years, the common shares of the Company have been traded in the over-the-counter market and been included on the OTC Bulletin Board under the trading symbol GSEL. The following table sets forth the range of the high and low bid prices for the common shares of the Company for each quarter during the past two years, as reported by The NASDAQ Stock Market, Inc. These prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                  Bid Prices
                                High       Low
Calendar Year 2004
First Quarter                 $   0.13   $   0.07
Second Quarter                $   0.38   $   0.11
Third Quarter                 $   0.55   $   0.30
Fourth Quarter                $   0.77   $   0.22
Calendar Year 2003
First Quarter                 $   1.01   $   0.40
Second Quarter                $    .86   $    .25
Third Quarter                 $    .75   $    .25
Fourth Quarter                $    .80   $   0.30

(B) On April 13, 2005, there were 75 shareholders of record of the common shares.

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

Recent Sales of Unregistered Securities.

(A) The following table sets forth information relating to sales of unregistered securities made by the Company during the first quarter of 2005. All of the sales were for services. There were no underwriting commissions paid.

Date of Sale                           Class of Securities               Number of       Price per     Total Amount Received
                                                                           Shares          share
                                                                            Sold

February 9, 2005           Common shares, no par value                    800,000    $      0.25      $     200,000
Total                      Common shares, no par value                    800,000    $      .025      $     200,000

(1) The shares were sold to the Crescent Fund in exchange for shareholder relations services and marketing reports to be disseminated to securities broker/dealers. The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the war in Iraq, adverse changes in general economic conditions, including adverse conditions to the companies that are the Company's core of shippers, fuel prices, driver availability, the ability to finance equipment, interest rates, the ability to borrow working capital, and other factors. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this annual report.

RESULTS OF OPERATIONS

Freight revenues for the twelve months ended December 31, 2004, decreased $ 45,769 (3.4%) to $13,595,790 from $13,641,559 for the year ended 2003. Training school revenues for the twelve months ended December 31, 2004, increased $ 21,955, or 5.1 % to $ 448,559 from $426,604 for the twelve months period ended December 31, 2003.

The decrease in freight revenues was primarily due to the down-sizing of company-owned and operated equipment during the bankruptcy proceedings. The reduction in fixed assets was intended to shed the related excess operating costs of the older equipment, reduce debt, and improve driver retention. The decrease in company power units (from 117 to 55) during the calendar years 2003 and 2004 was offset by leasing tractors and trailers from owner operators. There were approximately 38 owner operators contracting equipment to the Company at December 31, 2004, making a total tractor count of 93 at year end 2004.

In addition, the Company retracted its outbound customer base to its home terminal in southeast Ohio, and rebuilt its customer base around local large national shippers, increasing its rates and equipment productivity. The Company's inbound rates were also improved by eliminating brokered freight and replacing it with direct customers from its produce, flatbed, and automotive division which were established in late 2003 and early 2004 with higher rates and the addition of fuel surcharges. Freight rates were also higher in 2004 compared to 2003 due to the effect of increased fuel surcharges that rose with the price of diesel fuel. Essentially, the Company produced slightly less ($ 45,769) gross freight revenue in calendar year ended 2004 compared to 2003, while operating less equipment (117 tractors at year end 2003 vs. 93 tractors in 2004). The Company was able to achieve increased productivity by incurring fewer deadhead (empty) miles , by increasing traffic in lanes outside of the northeast with longer more cost effective runs.

Gasel Training school revenue increased due to a surge in demand from greater availability of government funding for new driver students, as well as higher tuition rates.

The cost of revenue decreased $ 868,365 (64.4%) from $ 13, 473,500 in 2003 to $ 12,605,135 in 2004. The decline in the cost of revenue was directly related to operating a smaller fleet of company-owned trucks, more owner/operators, and to the improved economies resulting from operating the remaining less-aged fleet. In addition, a significant shift in the freight pattern away from the northeast
U. S. reduced the direct freight pick up and delivery operating costs (fuel, tolls, scales, equipment maintenance, loading and unloading expenses). Further, the amount of deadhead (empty miles) has improved significantly in 2004 compared to 2003, decreasing from the 15+% to 12 - 13 +% as a result of concentrating the customer base to the Company's home terminal in the Ohio Valley.

Operating loss for the twelve months ended December 31, 2004, was ($ 456,733), which was a decrease of ($1,464,544) (76.2 %) from a loss of ($ 1,921,277) for the same period in 2003. The gross profit margin increased from 4.4% in 2003 to 10.2% in 2004.

Primary factors for the improvement in gross margin were the reduction in equipment operating costs related to the turn in of older company owned equipment, improved driver turnover, and the increase in outbound and inbound rates related to rebuilding the customer base around the home terminal in southeast Ohio, as well as higher margin freight from the addition and expansion during 2004 of the flatbed, produce, and automotive divisions.

Garage expenses increased $ 12,242 from $ 375,349 in 2003 to $ 387,591 due to performing more major repairs to the company's aging tractors and trailers, increasing equipment maintenance personnel to reduce over-the-road repair and tire costs, and improve equipment downtime.

Profitability was further improved with a decrease in the general and administrative expenses from $ 1,706,009 in 2003 to $1,508,356 in 2004 resulting from closing its Columbus terminal , centralizing operations at the home terminal, decreasing administrative and operations personnel, reducing management salaries, and general cost cutting measures.

Other Income (Expense) decreased from a net expense of ($542,575) in 2003 to a net expense of ($53,103) in 2004. The improvement in net expense was primarily due to a reduction in interest expense of $ 471,155 from $556,325 in 2003 to $85,170 in 2004 resulting from the non-recognition of contractual interest expense while operating under Chapter 11 bankruptcy protection. Additionally, there was a decrease of $ 58,284 in the Loss From Sale of Assets resulting from reclassifying such activity under Reorganization Items.

The loss from operations before reorganization items and tax provisions improved $ 1,954,016 (79.3%); decreasing from ($2,463,852) for the calendar year ended 2003 to ($ 509, 836) for the year ended 2004.

Reorganization items were a net gain of $ 2,378,033 for the year ended 2004; an increase of $ 2,786,761 compared to the loss of ($ 408,728) for the year ended 2003. The net gain in 2004 resulted from asset write downs of ($1,051,951) and extinguishment of debt of $ 3,700,350 related to the asset values and revised debt agreed to by the Company's secured creditors and as established in Gasel's confirmed Plan of Reorganization received from the Bankruptcy Court on 12-30-04. Based on the approved Plan, the Company recorded revisions in the terms of its long term debt (secured and under-secured), adjusted its pre-petition payroll tax liabilities, and adjusted all unsecured and under-secured liabilities that were subject to compromise to 5 percent of their original carrying value resulting in an additional recognition of income in the amount of $ 2,648,399. Additional reorganization items included a loss on disposition of assets-post-petition of $ 206,766 and professional and bankruptcy fees of $ 63,600.

The total net income for the year 2004 was $1,868,197 compared to a loss in 2003 of ($2,872,580), an increase of $4,740,777 (165.5%).

CAPITAL AND LIQUIDITY

On May 19, 2003 ("Petition Date"), Gasel Transportation Lines, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Ohio ("Bankruptcy Court"). Since 2000, the Company has experienced a decline in profitability and liquidity as a result of a general economic downturn, historically high fuel prices, and sharp declines in overall freight shipment tonnage. The accumulated losses strained the Company's ability to meet some of its long term equipment loan obligations. Although the Company was continuing to work with the majority of its lenders to rectify the situation, a few equipment lenders issued loan defaults to the Company. The defaults, plus a significant lump sum payment demanded by one particular lender, precipitated the need to seek protection under Chapter 11 in order to retain the use of revenue generating equipment and to reorganize the Company.

The Company received a confirmed Plan on December 14, 2004 by major vote of every class of creditors. The court order approving the 3rd Amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.

Subsequent to the approval of the Plan of Reorganization and confirmation by the Bankruptcy Court, the Company has been in the process of completing the merger into a new corporation formed by the Company, a corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. ("New Gasel"). Upon completion of the merger, each share of common stock, no par value, of the Company will be exchanged for one share of common stock, par value $.001, of New Gasel. All of the Company's assets will become the assets of New Gasel, as will all of the liabilities, contracts, and obligations of the Company. The officers and directors of New Gasel will be the same officers and directors as the Company.

Each existing shareholder would continue to own a like amount of common stock in New Gasel as previously owned in the Company. The exchange of shares in the Company for shares in New Gasel would be exempt from registration under the Securities Act of 1933, as amended, and the common stock of New Gasel received in the merger would continue to have the same resale rights as the shares held in the Company (restricted shares would continue to be restricted).

Upon completion of the merger filings in the State of Ohio, New Gasel will have 100,000,000 shares of common stock, par value $.001, as well as 10,000,000 preferred shares, par value $001, authorized for issuance compared to the 10,000,000 common shares, no par value, authorized for the Company. As a result of the additional authorized shares, New Gasel is able to pursue additional equity capital.

The Company has, as of February 2005, hired a Wall Street-based financial advisory and public relations firm to assist in raising a targeted amount of $
3.0 million in equity capital. There is no assurance that we will be able to be successful in obtaining this equity capital.

The proposed new funding will be used, as the approved Plan designates, to extinguish priority tax liabilities of $ 325,272 ahead of plan schedule, provide adequate working capital, fund an aggressive growth/earnings plan, and replace aging equipment for improved operating efficiencies.

As stated in the approved Plan and Disclosure Statement dated November 9, 2004, the proposed recapitalization is not intended to be essential to the Company's emergence from reorganization, but the recapitalization is designed to enhance the Plan and expedite the Company's time table for complete emergence from reorganization.

The approved Plan also transitions the Company from a "Debtor-in-Possession" status under bankruptcy operations to a "Post-Confirmation Debtor", giving the Company freedom to execute its Plan.

More specifically, as a Post-Confirmation Debtor, Gasel has control of its assets, operates under reduced U. S. Trustee, Bankruptcy Court, and creditor reporting requirements, and marks the initiation of the execution of its approved Plan.

Also, and as agreed in the confirmed Plan, the Company discontinues its operation under adequate protection payments for its secured debt and starts its new revised debt service on or about February 2005. The Company's debt and related periodic payments are reduced by approximately two thirds 66 % as compared to its pre-petition level.

The Company can now emerge from reorganization once it has substantially completed its Plan. A successful completion of an equity investment would satisfy the substantial completion requirement.

Management believes that by reorganizing, it can get the Company's operating expenses in line with operating revenues so that it will be able to manage its cash flow and hopefully, with the other changes being implemented, continue the reversal of its loss trend and get back to operating profitably. However, until the Company completes its plan, there can be no assurances that it will be able to operate profitably or be able to remain in business.

Management continues to take corrective actions to bring profits and cash flow positive. Post-petition in 2003 and during 2004, there were strong efforts to improve gross revenues and rates with additional Ohio Valley outbound customers. In addition, discounted inbound brokered freight was replaced with direct freight business. The net result has been increased revenue and improvements in equipment / driver productivity.

From inception through fiscal 2002, the Company experienced steady growth in revenues and had historically owned its equipment. During that time the Company consistently increased the number of tractors and trailers it directly owned, either directly or by capital lease. As of March 312002, The Company had grown its fleet of tractors from 23 to 117, its dry van trailers from 31 to 144, and its temperature control trailers from 11 to 104. By March 18, 2003, however, the numbers had decreased from a general slowdown in freight demand, as well as various financing issues, so that the Company owned 101 tractors, 122 dry van trailers, and 77 temperature control trailers.

During 2003 and 2004, the Company decreased its fleet of tractors to 55, its dry van trailers to 120, and its temperature control trailers to 30 in order to bring equipment operating expenses into line with a more acceptable cost curve and its cash outlays for annual license and insurance fees to a manageable level. The Company is now replacing its lost power units with owner/ operators, and as of 12-31-04, the Company had approximately 40 contractors in its fleet. In addition, as of 12-31-04, there were 8 tractors and 8 dry van trailers that were being used in the driver training schools.

Management began to change the Company's sales mix during the 3rd quarter of 2003 and continuing through 2004, in order to simultaneously increase revenue and reduce empty miles by limiting its freight volume with its top twenty customers,. This plan was also designed to improve equipment productivity and reduce driver turnover (through better driver pay) as part of an aggressive and detailed recovery plan that management expects to show continued and measurable improvements in financial performance.

Management was also able to cut its administrative costs during late 2003 and continuing through out 2004 by closing its Columbus terminal and centralizing its operations (dispatch) at Company headquarters in Marietta, Ohio. The consolidation of operations enabled the Company to reduce staff, decrease property lease costs, and improve operational control.

Efforts to reduce the Company's equipment maintenance costs to a normal cost curve continued in 2003 and 2004. The Company upgraded and added to the maintenance crew with the goal of eliminating costly outside services and returning all equipment back into service, while also transitioning back to a "preventive" maintenance profile (from an excessively costly "demand" maintenance condition).

The Company has retained its insurance coverage at existing or discounted premium rates, which have met the insurance requirements necessary to operate under Chapter 11 proceedings and terms since its filing on May 19, 2003.

The Company renewed its auto liability insurance for a period of twelve months, effective April 1, 2004 with a new insurance carrier, Lincoln General Insurance Company, replacing the defunct Clarendon National Insurance program. Premiums on the new policy coverage were slightly reduced compared to the prior year and the related premium financing is being provided by Baytree Finance Company.

Renewal of the Company's physical damage and cargo insurance was completed on October 1, 2004 for a 12-month period at a modest increase in premium and favorable financing terms.

Also, in a subsequent event, the Company renewed its liability coverage once again with its current insurance carrier, Lincoln General, as of April 1, 2005. The renewal will be at a reduction of its current premium of approximately 10 % resulting from Gasel's favorable change in financial condition, progress in the bankruptcy, and the level of claims incurred in the related policy coverage year.

In addition, during 2003 and 2004, the Company implemented an enhanced driver and owner/operator recruiting effort. The enhanced recruiting efforts improved the number of unassigned trucks and reduce driver turnover to below industry standards. Similarly, operations was reorganized to a central dispatch format supported by customer service personnel to improve service performance levels back to above industry norm (98+ %) and push equipment/driver productivity to profitable levels.

In early May 2003, the Company entered into a new receivables-based line of credit agreement with Systran Financial Services, a division of Textron Financial Corporation, which significantly increased its cash flow through higher advance rates with lower financing costs, and expanded its available credit by $1.5 million to $3.5 million. This credit facility continued after the filing of the Chapter 11 petition with only a slight increase in the rate paid by the Company, and with the Company retaining the additional credit capacity of approximately $2 million.

In April 2003, the Company returned to the cost advantages of outsourcing its payroll and related tax processing. This employee leasing plan continued after the Company filed for creditor protection under Chapter 11, and has been in use during the entire year of 2004 and to date.

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

Since receiving a confirmed plan of reorganization in December 2004 and initiating pursuit of the Company recapitalization plan in February 2005, Gasel entered into to a non-binding letter of intent to acquire certain assets and the business of an Indiana-based truckload carrier that would increase the combined company revenues by approximately $10 million and improve earnings incrementally through economies of scale and operating synergies. The Company hopes to reach a definitive purchase agreement in the next 45-60 days.

In summary, since entering Chapter 11 Reorganization, the Company has made adjustments to increase its revenues and decrease costs by adding large national customers and consolidating its customer base to the Company's primary equipment/driver domicile in Marietta, Ohio. Higher freight rates and better equipment productivity have occurred from this adjustment in the Company's sales mix and geographic relocation.

In addition, the Company has shifted some of its senior management to improve driver recruiting/retention and equipment maintenance that has in 2003 and 2004 improved driver turnover, equipment down-time and operating costs.

Also during 2003 and 2004 the Company successfully down-sized its fleet by voluntarily turning in a group (50) of its oldest tractors in a response to a lender default claim dispute, as well as to eliminate the related operating costs. A further reduction in cost has been achieved by making a commensurate reduction in the trailer pool, decreasing overall trailer lease expenses. This adjustment in the Company's fleet has assisted in the improvement of the Company's earnings during 2004 by pairing-down to its best core customers, drivers, and equipment. It has also reduced the operating capital necessary to fund annual license and insurance renewals.

The Company is successfully adding owner/ operators to replace the lost power units and avoid the cash outlays associated with purchasing equipment.

Item 7. Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Gasel Transportation Lines, Inc.
Marietta, Ohio

We have audited the accompanying consolidated balance sheets of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2004, and the related statements of consolidated operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gasel Transportation Lines, Inc., and its subsidiaries, as of December 31, 2004, and the results of their consolidated operations and their cash flows for each of the years in the two year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, on May 19, 2003 the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. On December 30, 2004 the United States Bankruptcy Court of the Southern District of Ohio confirmed the Company's Plan of Reorganization (the Plan), and the Company emerged from bankruptcy. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Goff Backa Alfera & Company, LLC
Pittsburgh, Pennsylvania

February 28, 2005

                                TABLE OF CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report
Consolidated Balance Sheet as of December 31, 2004
Statements of Consolidated Operations for the Years Ended December 2004 and 2003 Statements of Consolidated Stockholders' Deficit for the Years Ended December
  2004 and 2003
Statements of Consolidated Cash Flows for the Years Ended December
  2004 and 2003
Notes to Consolidated Financial Statements

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

ASSETS
Current Assets
Cash and Cash Equivalents                                             $   63,109
Accounts Receivable-Trade, Net of Amounts Sold With Recourse
  of $1,465,691 and Allowance of $30,000                                 360,120
Inventory                                                                 99,485
Prepaid Expenses and Other Current Assets                                218,016
                                                                      ----------

Total Current Assets                                                     740,730

Property and Equipment
Land and Buildings                                                       770,054
Tractors                                                               1,024,575
Trailers                                                                 372,000
Shop Equipment                                                           122,463
Office Equipment                                                          21,590
                                                                      ----------
                                                                       2,310,682

Less Accumulated Depreciation                                            198,422
                                                                      ----------
Net Property and Equipment                                             2,112,260

Other Assets
Other                                                                     21,183
Total Other Assets                                                        21,183
                                                                      ----------

TOTAL ASSETS                                                          $2,874,173
                                                                      ==========


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                December 31, 2004

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Cash Overdraft                                                      $   193,824
Notes Payable                                                            74,450
Accounts Payable-Trade                                                  298,466
Accrued Contract Labor and Other Expenses                               156,760
Current Portion - Long Term Debt                                        568,007
                                                                    -----------

Total Current Liabilities                                             1,291,507

Long Term Debt                                                        2,857,455
                                                                    -----------

Total Liabilities                                                     4,148,962

Redeemable Warrants                                                      50,000

Stockholders'(Deficit)
Common Stock, no par value, 10,000,000 shares authorized,
  9,877,966 issued and 9,870,066 outstanding                          2,543,481
Additional Paid in Capital                                              102,786
Accumulated Deficit                                                  (3,953,223
Less: Treasury Stock, at cost, 7,900 shares                             (17,833)
Total Stockholders' (Deficit)                                        (1,324,789)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $ 2,874,173
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                                        2004              2003
                                                                        -----             -----

Revenues
Freight Income                                                       $ 13,595,790    $ 13,641,559
Training School Revenue                                                   448,559         426,604
                                                                     ------------    ------------

                                                                       14,044,349      14,068,163
                                                                     ------------    ------------

Cost of Revenue                                                        12,605,135      13,473,500
                                                                     ------------    ------------

Gross Profit                                                            1,439,214         594,663

Operating Expenses
Garage Expenses                                                           387,591         375,349
General and Administrative Expenses                                     1,508,356       1,706,009
Impairment Loss
                                                                               --         434,582
                                                                     ------------    ------------

Operating (Deficit)                                                      (456,733)     (1,921,277)

Other Income (Expense)
Other Income                                                               32,001          63,211
Interest Income                                                                66           8,823
Loss from Sale of Assets                                                       --         (58,284)
Interest Expense, Net (Excludes contractual interest
 of $1,021,522 for the year ended December 31, 2003
 and $ 645,405 for the year ended December 31, 2004                       (85,170)       (556,325)
                                                                     ------------    ------------
                                                                          (53,103)       (542,575)

Loss From Operations Before Reorganization Items and Tax Provision       (509,836)     (2,463,852)

Reorganization Items
Professional and Bankruptcy Fees                                          (63,600)        (81,830)
Loss on Disposition of Assets- Post-petition                             (206,766)       (326,898)
Extinguishment of Debt                                                  3,700,350              --
Asset Write Down                                                       (1,051,951)             --
                                                                     ------------    ------------
                                                                        2,378,033        (408,728)

Income (Loss) From Operations Before Tax Provision                      1,868,197      (2,872,580)
Provision for Income Taxes                                                     --              --

Net Income (Loss)                                                    $  1,868,197    $ (2,872,580)
                                                                     ============    ============


Net (Loss)                                                           $  1,868,197    $ (2,872,580)
Basic (Loss) Per Share                                               $       .189    $      (.310)
Diluted (Loss) Per Share                                             $       .189    $      (.310)
Weighted Average Common Shares Outstanding:
Basic                                                                   9,870,066       9,272,749
Diluted                                                                 9,973,057       9,272,749

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2004 and 2003

                                      Common Stock           Additional     Accumulated     Treasury
                                                             Paid in         (Deficit)       Stock         Totals
                                                             Capital
                                 Shares        Amount
                                 ------        ------

Balances, December 31, 2002    5,092,449    $ 1,839,974    $   130,786    $(2,948,840)   $   (17,833)   $   (995,913)

Net (Loss)                                                                 (2,872,580)                    (2,872,580)
Issuance of Common Stock
Shares                          4,785,517        703,507        (28,000)            --             --        675,507
Balances, December 31, 2003     9,877,966      2,543,481        102,786     (5,821,420)       (17,833)    (3,192,986)

Net Income                                                                   1,868,197                     1,868,197
Balances, December 31, 2004     9,877,966    $ 2,543,481        102,786    $(3,953,223)   $   (17,833)   $(1,324,789)

          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                     Years Ended December 31, 2004 and 2003


                                                                                  2004               2003
                                                                                  -----              ----

Cash Flows From Operating Activities :
Net Income (Loss)                                                              $ 1,868,197    $(2,872,580)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Reorganization Items                                                                63,600         81,830
Extinguishment of Debt                                                          (3,700,350)            --
Depreciation and Amortization                                                    1,276,560      1,869,491
(Gain) Loss on Disposition of Assets-Pre-petition                                       --         58,284
(Gain) Loss on Disposition of Assets-Post-petition                                 206,766        326,898
Impairment Loss                                                                         --        434,583
Bad Debt                                                                            24,773         61,199
(Increase) Decrease in:
Accounts Receivable-Trade                                                           53,349      1,446,824
Inventory                                                                            2,692         64,225
Prepaid Expenses and Other Assets                                                   28,675        211,911
Increase (Decrease) in:
Accounts Payable and Accrued Expenses                                               (4,473)       348,986
                                                                               -----------    -----------

Net Cash Provided (Used) by Operating Activities Before Reorganization Items      (180,211)     2,031,651

Operating Cash Flows Provided (Used) by Reorganization Items :
Asset Write Down                                                                 1,051,951
Professional Fees Paid in Connection with Chapter 11 Proceedings                   (61,600)       (73,830)
                                                                               -----------    -----------
Net Cash Provided (Used) by  Reorganization Items                                  990,351        (73,830)
                                                                               -----------    -----------

Net Cash Provided By Operating Activities                                          810,140      1,957,821

Cash Flows From Investing Activities
Purchases of Property and Equipment                                               (261,902)       (89,971)
Proceeds from Sales of Assets                                                           --         40,387
                                                                               -----------    -----------

Net Cash  (Used) by Investing Activities                                          (261,902)       (49,584)

Cash Flows From Financing Activities
Line of Credit (Net)                                                                    --     (1,692,873)
Proceeds from Issuance of Common Stock                                                  --        675,507
Repayment of Note and Mortgage Receivables                                                          2,783
Proceeds from Borrowings-Related Parties                                           127,793             --
Payment on Notes Payable-Related Parties                                          (109,223)       (29,427)
Principal Payments on Long Term Borrowings                                        (472,524)      (795,180)
Principal Payments Under Capital Lease Agreements                                       --       (199,521)
                                                                               -----------    -----------

Net Cash Used by Financing Activities                                             (453,954)    (2,038,711)

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS (Cont'd)
                     Years Ended December 31, 2004 and 2003


Net Increase (Decrease) in Cash                                                     94,284       (130,474)

Net Cash & Cash Equivalents (Overdraft)-Beginning of Year                         (224,999)       (94,525)
                                                                               -----------    -----------

Net Cash & Cash Equivalents (Overdraft)-End of Year                            $  (130,715)   $  (224,999)
                                                                               -----------    -----------

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows:

                                                                                    2004            2003
                                                                                    ----            ----

Cash and Cash Equivalents                                                      $    63,109     $   13,420

Cash Overdraft                                                                    (193,824)      (238,419)

Net Cash & Cash Equivalents (Overdraft)                                        $  (130,715)    $ (224,999)
                                                                               -----------     ----------

                                                                                  2004             2003
                                                                                  -----            -----
Supplemental Disclosures:
Interest Paid                                                                  $    85,170     $  635,444
                                                                               ===========     ==========
Non-Cash Investing and Financing Activities:
Payoff of Mortgage Receivable by Mortgagee and
  Payoff of Related Mortgage Payable                                           $        --     $  173,711
                                                                               ===========     ==========
Notes Payable and Capital Lease Obligation Reductions
   Upon Disposition Of Fixed Assets                                            $ 1,005,351     $ 1,257,993
                                                                               ===========     ==========
Write Down of Notes and Mortgages Payable as a
  Result of Chapter 11 Debt Restructuring                                      $ 2,466,600     $       --
                                                                               ===========     ==========


          See accompanying notes to consolidated financial statements.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On May 19, 2003 ("Petition Date"), Gasel Transportation Lines, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Ohio ("Bankruptcy Court"). Since 2000, the Company has experienced a decline in profitability and liquidity as a result of a general economic downturn, historically high fuel prices, and sharp declines in overall freight shipment tonnage. The accumulated losses strained the Company's ability to meet some of its long term equipment loan obligations. Although the Company was continuing to work with the majority of its lenders to rectify the situation, a few equipment lenders issued loan defaults to the Company. The defaults, plus a significant lump sum payment demanded by one particular lender, precipitated the need to seek protection under Chapter 11 in order to retain the use of revenue generating equipment and to reorganize the Company.

Included in the Consolidated Financial Statements are subsidiaries (Gasel Driver Training Schools, Inc. and GTL Logistics, Inc.) that have not commenced Chapter 11 cases or other similar proceedings, and are not debtors. The assets and liabilities of the non-filing subsidiaries are not considered material to the Consolidated Financial Statements.

The Company operated as a Debtor in Possession from its filing date of May 19, 2003 to December 30, 2004 when it received an order from the Federal Bankruptcy Court confirming its formal Plan of Reorganization.

As a Debtor in Possession, the Company made monthly "adequate protection payments" to the secured lenders designed to compensate those creditors for the use of the underlying collateral (equipment and real estate) at significantly reduced amounts from the original contractual debt service.

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

On May 15, 2004, the Company filed a formal Plan of Reorganization with the creditors. An Amended 2nd Plan was submitted on October 11, 2004, and a 3rd Amended Plan and Disclosure Statement was submitted on November 9, 2004, which was the final approved Plan, with Stipulations by certain creditors included, confirmed by the Bankruptcy Court on December 30, 2004.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (continued)

Subsequent to the approval of the Plan of Reorganization and confirmation by the Bankruptcy Court, the Company is in the process of completing the merger into a new corporation formed by the Company, a corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. ("New Gasel"). Upon completion of the merger, each common share, no par value, of the Company will be exchanged for one common share, par value $.001, of New Gasel. All of the Company's assets will become the assets of New Gasel, as will all of the liabilities, contracts, and obligations of the Company. The officers and directors of New Gasel will be the same as the Company.

Each existing shareholder would continue to own a like amount of common shares in New Gasel as previously owned in the Company. The exchange of shares in the Company for shares in New Gasel would be exempt from registration under the Securities Act of 1933, as amended, and would continue to have the same resale rights as the shares held in the Company (restricted shares would continue to be restricted).

New Gasel currently has 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $001, authorized for issuance compared to the 10,000,000 common shares, no par value, authorized for the Company. As a result of the additional authorized shares, New Gasel is able to pursue additional equity capital.

As contemplated in the Company's confirmed Plan of Reorganization, New Gasel has as of February 2005 retained the services of a Wall Street-based financial advisory and public relations firm to assist in raising a targeted amount of $ 3 million in equity capital.

The proposed funding would be used, as indicated in the confirmed Plan, to extinguish priority tax liabilities of approximately $ 325,272 in a lump sum and ahead of its statutory allowed payback period, provide adequate working capital, fund a growth plan, and replace aging equipment for improved operating efficiencies.

The Company has retained its insurance coverage at existing or discounted premium rates, which have met the insurance requirements necessary to operate under the Chapter 11 proceedings and terms since its original filing.

Renewal of the Company's physical damage and cargo insurance was completed on October 1, 2004 for a 12-month period at a modest increase in premium and favorable financing terms.

Also, in a subsequent event, the Company received a commitment from its current liability insurance company, Lincoln General, on March 9, 2005 in advance of its anniversary date of April 1, 2005. The renewal will be at a reduction of its current premium of approximately 10 % based on Gasel's favorable change in financial condition, progress in the bankruptcy, and low losses incurred in the current policy coverage year.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 1 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (continued)

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company's assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7), with respect to reporting upon emergence from Chapter 11 ("Fresh-Start" accounting). Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all of these reasons, financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

Based on the confirmed Plan of Reorganization the Company received on December 30, 2004 by unanimous vote of its creditors, there was a substantial write down of assets and debt resulting in a net profit of approximately $ 1.9 million compared to the prior year loss of approximately ($ 2.9 million, as reflected in the financial statements for the 12-month period ended December 31, 2004.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

The ability of the Company to continue as a going concern is predicated upon numerous issues, including its ability to achieve the following:

         - having the Plan of Reorganization confirmed by the Court in a timely manner; (complete as of 12-30-04).

         - being able to successfully implement its business plans;

         - being able to obtain additional equity funding and to increase its revenue and equipment productivity, while containing costs.

The 1st Plan of Reorganization was presented on time, May 15, 2004, and was subsequently revised on October 11, 2004 (2nd Amended Plan of Reorganization), and revised again on November 9, 2004 (3rd Amended Plan of Reorganization), following negotiations with the lenders on the amount and terms of the revised debt subject to compromise.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (continued)

The 3rd Amended Plan was approved by the majority of every class of creditors on December 14, 2004. A court order approving the 3rd Amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.

The confirmed Plan triggers an authorization, through the Federal Bankruptcy Court power, to authorize an additional 100 million shares of common stock and 10 million shares of preferred stock that allows the Company to pursue a major recapitalization.

The Company has as of February 2005 hired a Wall Street-based financial advisory and public relations firm to assist in raising a targeted amount of $ 3.0 million in equity capital.

The proposed new funding will be used, as the approved Plan designates, to extinguish priority tax liabilities of $ 325,272 ahead of plan schedule, provide adequate working capital, fund an aggressive growth/earnings plan, and replace aging equipment for improved operating efficiencies.

As stated in the approved Plan and Disclosure Statement dated November 9, 2004, the proposed recapitalization is not intended to be essential to the Company's emergence from reorganization, but the recap is designed to enhance the Plan and expedite the Company's time table for complete emergence from reorganization.

The approved Plan also transitions the Company from a "Debtor-in-Possession" status under bankruptcy operations to a "Post-Confirmation Debtor", giving the Company freedom to execute its Plan.

More specifically, as a Post-Confirmation Debtor, Gasel has control of its assets, starts its new revised debt service, operates under reduced U. S. Trustee, Bankruptcy Court, and creditor reporting requirements, and marks the initiation of the execution of its approved Plan.

Also, and as agreed in the confirmed Plan, the Company discontinues its operation under adequate protection payments for its secured debt and starts its new revised debt service on or about February 2005. The Company's debt and related periodic payments are substantially reduced compared to its pre-petition levels.

The Company can now emerge from reorganization once it has substantially completed its Plan. A successful completion of its equity project, now underway, would satisfy the substantial completion requirement, according to Gasel's bankruptcy counsel.

Management expects to complete its equity capital project (a "PIPE" Private Investment in a Private Entity) on or about May 2005.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

This summary of significant accounting policies of Gasel Transportation Lines, Inc., and its subsidiaries, Gasel Driver Training Schools, Inc., and GTL Logistics, Inc., is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company is engaged in the interstate trucking industry. Gasel holds Federal authority as a motor freight common carrier, contract carrier, and freight broker. Its authority includes the continental United States and Canada. Principal offices of the Company are located in Marietta, Ohio. In addition, the Company has motor terminal and maintenance facilities in Marietta, Ohio, and a terminal for its flatbed operation located in Millwood, West Virginia. One of its subsidiaries is a state-licensed Class A truck driver training school.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Bankruptcy Accounting

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the Debtor has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Cash used for reorganization items is disclosed separately in the Statements of Consolidated Cash Flows.

The Company discontinued accruing interest on their pre-petition debt obligations from May 19, 2003 through December 31, 2004. As described in Note 3, on December 30, 2004 the Company recorded adjustments to reflect the results of the Confirmed Plan of Reorganization, including the write down of various assets and liabilities as well as the reclassification of the surviving debt.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue and direct shipment costs upon shipment of the related freight. Direct shipment costs generally include the driver costs, fuel, all direct over-the-road pick up and delivery costs. These costs are recorded as an expense and as accrued payroll or contract labor upon shipment of the related freight. Driver training school revenues and rental income are recognized when earned.

Accounts Receivable-Trade

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer's financial condition, credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company does not charge interest on trade receivables. (See Note 4).

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

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2004 certain assets included in property and equipment were written down to their fair market values according to the values and terms agreed on between Gasel and its secured lenders as stated in the Company's confirmed Plan. As a result of this valuation, the Company recognized an asset write down in the amount of $1,051,951 in 2004. Impairment of property and equipment was $81,144 for the year ended December 31, 2003.

Goodwill

During 2000, the Company purchased an existing freight transport and freight brokerage business in the Columbus, Ohio area. Goodwill represents the excess of the purchase price over the fair market value of the assets and liabilities acquired at the date of acquisition.

Prior to January 1, 2002, the Company's effective date for implementation of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was amortized using the straight line method over a forty year period.

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

At June 30, 2003, the Company recorded an impairment of goodwill in the amount of $353,438 due to the effect of increased operating losses on the Company's intangible valuation model and the lack of retention of the acquired customer base, including a major customer.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

All advertising costs are expensed as incurred. Advertising expense was $39,410 and $50,879 for the years ended December 31, 2004 and 2003, respectively.

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

                        GASEL TRANSPORTATION LINES, INC.
                             (Debtor in Possession)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 3 - PLAN OF REORGANIZATION

On December 30, 2004, the Bankruptcy Court confirmed the Company's 3rd Amended Plan of Reorganization, dated November 9, 2004. The confirmed plan provided for the following:

Secured Debt - Payment terms on notes and mortgages payable to various lenders, secured by first liens on property and equipment, were revised to include monthly payments ranging from $861 to $13,061 for periods ranging from 12 to 143 months, with various balloon payments beginning after 23 months, at interest rates ranging from 5.5 % to 9.5 % per annum.

Priority Tax Claims--Payroll and withholding taxes of $325,272 are payable in monthly installments commencing after February 1, 2005 through February 1, 2010, with interest rates ranging from 4 to 5% per annum.

Trade and Other Miscellaneous Claims--The holders of approximately $1,167,286 of unsecured or under-secured claims will receive 5% of the book value of their liability after such other claims to secured creditors and priority tax claims have been initiated and after such equity-capital funds have been raised as projected in the plan of reorganization.

Common Stock--There have been no issuances of common shares of the Company to any of its creditors as a result of this plan of reorganization.

The Company did not qualify to account for this reorganization using fresh-start reporting. The following table ("Plan of Reorganization Recovery Analysis") summarizes the adjustments required to record the reorganization in connection with the implementation of the plan.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 3 - PLAN OF REORGANIZATION (Cont'd)

Plan of Reorganization
Recovery Analysis

                                                                               R  E  C  O  V  E  R  Y
                                                             ------------------------------------------------------
                                  Amount       Elimination    Tax      Surviving  Redeemable Common      Stock      Total   Recovery
                                                 of Debt      Notes      Debt      Warrants     %         Value       $         %
                              ------------------------------------------------------------------------------------------------------

Postpetition Liabilities          699,557                                 699,557                                      699,557  100%


Claims/Interest
Priority Tax Claims               315,740                     325,272                                                  325,272  103%
                                                  9,532
Notes Payable                   5,690,340    (3,573,709)                2,116,631                                    2,116,631   37%
Mortgages Payable                 906,809                                 983,559                                      983,559  108%
                                                 76,750
Capital Lease Obligations          74,932       (74,932)                        -                                           --    0%
Unsecured Notes Payable            45,000       (42,750)                    2,250                                        2,250    5%
Trade and Other
  Miscellaneous Claims          1,122,286    (1,100,593)                   21,693                                       21,693    2%
                              -----------                                                                           ----------
                                8,155,107                                                                            3,449,405

Redeemable Warrants                50,000                                           50,000                              50,000
                              -----------                                                                           ----------
                                8,904,664                                                                            4,198,962

Common Stock                    2,543,481                                                         100%   2,543,481   2,543,481
Additional Paid In Capital        102,786                                                                  102,786     102,786
Accumulated Deficit            (7,446,807)    3,493,584                                                 (3,953,223) (3,953,223)
Treasury Stock                    (17,833)                                                        100%     (17,833)    (17,833)
                              ------------                                                                          ----------
                               (4,818,373)                                                                          (1,324,789)
                              ------------   ----------       -------   ---------   ------                          ----------
                                4,086,291    (1,212,118)      325,272   3,823,690   50,000              (1,324,789)  2,874,173
                              ============   ==========       =======   =========   ======              ==========  ==========

Elimination of debt
  consists of:
 Loss on return of equipment                   (206,766)
 Extinguishment of debt                       3,700,350
                                            -----------
                                              3,493,584
                                            ===========


                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 3 - PLAN OF REORGANIZATION (Cont'd)

As a part of the Confirmed Plan of Reorganization, petition date liabilities were settled as follows:

                                                                 December 31,
                                                                    2004
                                                                    ----

         Class A Priority Claims:
         Accrued Payroll Taxes            $   325,272
         Note Payable                          89,907
                                          -----------
                                                                $   415,179
         Class B Secured Claims:
         Notes Payable                    $ 1,890,322
         Mortgages Payable                    983,559
                                          -----------
                                                                  2,873,881
         Class C Under and Unsecured/Claims:
         Demand Notes Payable             $    45,000
         Accounts Payable-Trade               278,213
         Accrued Brokerage
           and Contract Labor                 155,647
         Notes Payable                      2,728,037
                                          -----------
                                            3,206,897
         Reduction of Class C
           Claims at 95%                   (3,046,552)
                                          -----------
                                                                    160,345
                                                                    -------

                                                                $ 3,449,405
                                                                ===========

Petition date liabilities have been recorded as follows in the consolidated balance sheet at December 31, 2004:

    Note Payable- Current                                $      2,250
    Accounts Payable-Trade                                     13,910
    Accrued Contract Labor and Other Expenses                   7,783
    Long Term Debt                                          2,845,255
    Current Portion-Long Term Debt                            580,207
                                                         ------------

                                                         $  3,449,405
                                                         ============

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

On May 1, 2003, proceeds of $1,300,000 were used to repay the existing line of credit with CitiCapital Business Credit, in the amount of $1,200,000 and $100,000 was disbursed to one of the Company's lenders claiming certain collateral rights to the Company's trade receivables. In May 2003, the Bankruptcy Court approved this agreement as a post-petition obligation. In April 2004, this agreement was renewed under substantially the same terms.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

NOTE 6 - LONG TERM DEBT

Long-term debt consists of the following:
                                                        December 31,
                                                             2004
                                                             ----

         Notes Payable                                   $2,116,631
         Mortgages Payable                                  983,559
         Tax Notes                                          325,272
                                                         ----------
                                                          3,425,462
         Less Current Portion                              (568,007)
                                                          ---------

                  Long Term Debt                         $2,857,455
                                                         ==========

Notes payable are collateralized by property and equipment having a net book value of $1,458,366 at December 31, 2004 The mortgages payable are collateralized by land and building, with a net book value of $653,894 at December 31, 2004. One of the mortgages is personally guaranteed by an officer.

Certain other notes are personally guaranteed by this officer. (See Note 16.) The Company negotiated revised payment terms that were confirmed by the Bankruptcy Court on December 30, 2004. Interest rates range from 6.0% to 9.5% for the notes. Rates for the mortgages range from 5.5% to 6.0%.

Annual maturities under revised long-term debt agreements for the five years ending after December 31, 2004, are as follows:

                           2005                               $  568,007
                           2006                                  670,603
                           2007                                  525,748
                           2008                                  137,539
                           2009 and thereafter                 1,523,565
                                                              ----------
                                                              $3,425,462
                                                              ==========

At December 31, 2003, the Company had negotiated adequate protection payments that were made until the Plan of Reorganization was approved by the Court on December 30, 2004. Adequate protection payments made were $472,524 for 2004 and $226,663 for 2003.

NOTE 7 - NOTES PAYABLE

A receivable-based line of credit with CitiCapital was canceled on May 1, 2003 and a new factoring agreement was entered into between Gasel and Textron Financial Services (see Note 4).

At December 31, 2004, the Company had a demand note (secured by stock of Gasel Driver Training School, Inc.) payable to a stockholder, in the amount of $72,200. (See Note 15). In addition, at December 31, 2004, notes payable includes an unsecured related party note payable in the amount of $2,250. (See
Note 3.)

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 8 - DISPOSITION OF EQUIPMENT

During 2003, the Company returned 78 trailers and 5 tractors held under capital leases to the lessors. The capital lease obligation relating to each trailer and tractor was reduced and the remaining obligation was reclassified to accounts payable (liabilities subject to compromise) at December 31, 2003.

The following is a summary of those transactions.

                               Pre-Petition      Post-Petition

Reduction in Trailers
  held under Capital Lease      $        --    $(1,123,350)
Reduction in Capital Lease
  Obligations                            --      1,125,091
Increase in Accounts Payable-
  Trade (Liabilities Subject
  to Compromise)                         --       (260,518)
                                -----------    -----------
Loss on Disposition
  of Assets                     $        --    $  (258,777)
                                ===========    ===========


Reduction in Tractors
  held under Capital Lease      $  (124,702)   $   (90,382)
Reduction in Capital Lease
  Obligations                       106,136        102,742
Increase in Accounts Payable-
  Trade (Liabilities Subject
  to Compromise)                    (24,392)       (57,241)
                                -----------    -----------
Loss on Disposition
  of Assets                     $   (42,958)   $   (44,881)
                                ===========    ===========


The following is a summary of other dispositions of equipment, not related to capital lease obligations.

Proceeds from Disposition
  of Equipment                  $      --    $  40,387
Cost of Equipment, Net
  of Accumulated Depreciation     (15,326)     (63,627)
                                ---------    ---------
Loss on Disposition of Assets     (15,326)     (23,240)
                                ---------    ---------

Total Losses on Disposition
  of Assets                     $ (58,284)   $(326,898)
                                =========    =========

During 2004, the Company returned 47 tractors and 3 trailers to secured creditors. On December 30, 2004, Company debt was reduced by $1,005,351, representing the fair value of the equipment returned. The carrying value of the equipment totaled $1,212,117, resulting in a loss on the disposition of equipment of $206,766.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 9 - OPERATING LEASES

The Company leases a terminal and school facilities at two separate locations in Ohio on a one year basis. Rent expense paid during the years ended December 31, 2004 and 2003, was $47,885 and $76,635, respectively.

The Company began on March 14, 2003 leasing its employees under a one-year renewable employee leasing agreement with Innovative Personnel Solutions, Inc.
(IPS). IPS provides the Company with all of its drivers, mechanics and office workers. The Company paid $4,059,424 and $4,108,434 during the years ended December 31, 2004 and 2003, respectively, for its leased employees. Accrued contract labor to IPS at December 31, 2004, was $119,099.

From August 31, 2002 through a portion of March, 2003, the Company paid employees through its own payroll system, including appropriate payroll taxes.

During 2002, the Company leased its employees under a one year employee leasing agreement with PeopLease Corporation, a South Carolina Corporation. PeopLease provided the Company with all of its drivers, mechanics and office workers. Accrued contract labor to PeopLease at December 31, 2004 and 2003 was $96,081 and $108,392, respectively.

The Company leases trailers and other equipment under long-term operating leases. The Company paid $408,031 and $481,537 for its operating leases in 2004 and 2003. Future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2004 are as follows:

                           2005             $420,324
                           2006              407,709
                           2007              273,306
                                          ----------
                                          $1,101,339
                                          ==========

NOTE 10 - EXTINGUISHMENT OF DEBT

During the quarter ended March 31, 2004, the Company returned certain trailers held under operating leases with two secured creditors, negotiated the reduction of an operating lease with another secured creditor, and reduced the related accounts payable obligations in the amount of $351,529.

During the quarter ended June 30, 2004, the Company recorded the reduction of other debt with under-secured creditors in the amount of $134,026.

During the quarter ended September 30, 2004, the Company recorded the reduction of other debt with under-secured creditors in the amount of $172,509.

During the quarter ended December 31, 2004, the Company recorded the reduction of other debt with unsecured creditors in the amount of $105,293. At December 30, 2004, the Company obtained an approved plan of reorganization from the Bankruptcy Court. Based on the approved plan, the Company recorded revisions in the terms of its long term debt, (secured and under-secured), adjusted its pre-petition payroll tax liabilities, and adjusted all unsecured and under-secured liabilities subject to compromise to 5 percent of their original carrying value resulting in an additional recognition of income in the amount of $2,936,993.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 11 - INCOME TAXES

Income tax expense (benefit) consists of:

                                                 December 31,
                                             2004            2003
                                             ----            ----

         Current:
         Federal                           $      --       $      --
         State                                    --              --
                                           ---------       ---------

                                           $      --       $      --
                                           =========       =========
         Deferred:
         Federal                           $      --       $      --
         State                                    --              --
                                           ---------       ---------

                                           $      --       $      --
                                           =========       =========

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rates to income tax provisions is as follows:

                                                    December 31,
                                                  2004        2003
                                                  ----        ----

Income tax at statutory rates                 $ 635,000    $(977,000)
Add:  Tax effect of
        Permanent differences                        --           --
         Utilization of
           Net operating loss carry-forward
      Increase in valuation allowance          (635,000)     977,000
                                              ---------    ---------
Total income tax provision                    $      --    $      --
                                              =========    =========


The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                December 31,
                                                                   2004
         Deferred tax assets:
           Property and equipment, principally
             due to differences in depreciation                $   45,000
           Net operating loss carry-forward                     1,208,000
           Contribution carryover                                   2,000
           Deferred tax asset valuation allowance              (1,255,000)
                                                               ----------
                  Total deferred tax assets                    $       --
                                                               ==========

         Deferred tax liabilities                              $       --
                                                               ----------

                  Total deferred tax liabilities               $       --
                                                               ==========

At December 31, 2004, the Company has net operating loss carry-forwards of $3.3 million for income tax purposes that expire in years 2009 through 2024.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 12 - EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At December 31, 2004 and 2003, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                             December 31,
                                         2004             2003
                                         ----             ----

Income (loss) available to
common stockholders used
in basic EPS and diluted EPS           $ 1,868,197   $(2,872,580)
                                       ===========   ===========

Weighted average number of
common shares used in basic EPS          9,870,066     9,272,749
                                       ===========   ===========

Effect of dilutive securities:
  Stock options and warrants               102,991            --
                                       ===========   ===========

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS                9,973,057     9,272,749
                                       ===========   ===========

At December 31, 2003,options on 182,522 shares of common stock were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 13 - COMMON STOCK-RESTRICTED SHARES OUTSTANDING

In August, 2002, the Company contracted with 1st SB Partners, Ltd, New York, NY, to provide financial planning and obtain funding arrangements. As part of this contract, the Company agreed to issue 400,000 shares of its restricted common stock to 1st SB Partners in exchange for successfully executing a funding agreement on behalf of the Company. In October, 2002, a funding arrangement with Starz Investment, Ltd., a Belize international investment company, was formalized. In accordance with the Company's agreement with 1st SB Partners, in December, 2002, the Company issued them 200,000 shares of its restricted common stock and recorded an increase in common stock and a decrease in additional paid-in-capital in the amount of $28,000 (35% of the current market value of $.40 times 200,000 shares). During the three months ended March 31, 2003, the Company issued an additional 100,000 shares of common stock, which was recorded as an increase in common stock and a decrease in additional paid in capital in the amount of $14,000. During the three months ended June 30, 2003, the Company issued 100,000 shares of common stock, which was recorded as an increase in common stock and a decrease in additional paid in capital in the amount of $14,000.

In October, 2002, the Company entered into a Stock Purchase Agreement with Starz Investments, Ltd., a Belize international business company, to accept an irrevocable commitment to use its best efforts to purchase up to 7,000,000 shares of the Company's common stock in an exempt transaction subject to Regulation S, at .35 times the closing bid price on the related purchase dates. At December 31, 2002, 2,418,399 shares were sold and issued for $259,384, net of issuance costs of $25,722. During the three months ended March 31, 2003, 4,228,817 shares were sold and issued for the sum of $611,194, net of issuance costs of $60,497. During the three months ended June 30, 2003, 346,760 shares were sold and issued for the sum of $61,913, net of issuance costs of $6,226.

In October, 2002, the agreement with 1st SB Partners, Ltd., was amended to include, as compensation for services, an increase of 2% for a total of 9% cash fee compensation, payable ratably as funding occurs. The Company paid 1st SB Partners $72,949 and $25,722 in 2003 and 2002, respectively.

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 13 - COMMON STOCK-RESTRICTED SHARES OUTSTANDING (continued)

In December, 2002, the Company issued 30,000 shares of restricted common stock to Market Pathways Financial Relations, Inc. for professional services rendered related to promotional campaigns designed to improve shareholder value. The Company valued these shares at $4,200, (.35 of the current market value of $.40 times 30,000 shares. In April of 2003, the Company issued 10,000 shares of restricted common stock to ManageSource Research, for professional services rendered related to promotional campaigns designed to improve shareholder value. The Company valued these shares at $1,400 (35% of the current market value of $.40 times 10,000 shares).

At December 31, 2004, 129,934 shares of common stock were authorized and available for exercise. Exercisable commitments exceed the authorized, net of outstanding shares, by approximately 480,000 shares at December 31, 2004.

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

A summary of the status of the Company's stock option plan as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                     2004               2003
                                     ----               ----
                                  Weighted            Weighted
                                  Average             Average
                                  Exercise            Exercise
                              Options   Price    Options     Price
                              -------   -----    -------     -----

Outstanding at beginning
  of year                   410,000   $    .70   410,000   $    .70
Granted                          --                   --
Exercised                        --                   --
Forfeited                        --                   --
                            -------              -------

Outstanding at
  end of year               410,000   $    .70   410,000   $    .70
                            =======   ========   =======   ========

Exercisable at
  end of year               410,000              410,000
                                                 =======

Weighted average fair
value of options
granted during the period        --   $     --        --   $     --
                            =======   ========   =======   ========

The following table summarizes information about stock options outstanding at December 31, 2004.

                                    Weighted
         Range          Number      Average        Weighted             Number
         of           Outstanding   Remaining       Average         Exercisable
         Exercise      at           Contractual    Exercise              at
         Prices       12/31/04         Life         Price            12/31/04
         ------       --------         ----         -----            --------

         $.95         210,000         2.42          $.95               210,000
         $.50         100,000         2.75          $.50               100,000
         $.35         100,000         7.58          $.35               100,000

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 14 - STOCK OPTIONS (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. There were no options granted during the year ended December 31, 2004; therefore, no pro forma presentations are required.

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

On August 5, 2002, the Company and S. Gene Thompson executed an Employment Agreement outlining the terms and conditions of Mr. Thompson's employment as Vice President and Chief Financial Officer. In accordance with the terms of this agreement, Mr. Thompson was given 25,000 shares of common stock, no par value, of the Company; warrants to purchase an additional 25,000 shares of common stock, no par value, of the Company at an exercise price of $.35 per share; and will receive additional warrants to purchase 50,000 shares of common stock in the future at the market price effective on the grant dates, which are to be given on January 1, 2003 and January 2, 2004. The warrants may be exercised at any time within a 10-year period after the date of issuance. In the event the Company shall terminate Mr. Thompson's employment prior to the end of the three year term, or should the Company enter into a merger or other combination with another company, then the grant date of future warrants shall be accelerated to the date of such merger, combination or termination.

A summary of the status of the Company's warrants as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                              2004           2003
                                               ----          ----
                                            Weighted        Weighted
                                             Average        Average
                                            Exercise        Exercise
                                        Shares   Price   Shares  Price
                                        ------   -----   ------  -----
         Outstanding at
         beginning of year            300,000  $  1.61  300,000  $ 1.61
         Granted                           --               --
         Exercised                         --               --
         Expired                           --               --
                                      -------           -------

         Outstanding at
         end of year                  300,000  $  1.61  300,000  $ 1.61
                                      =======  =======  =======  ======

         Warrants Exercisable
         At End of Period             200,000           200,000
                                      =======           =======

                        GASEL TRANSPORTATION LINES, INC.
                           (Post-Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company collateralized three loans from local banks with 1,081,408 shares of Gasel's common stock owned by an officer.

NOTE 17 - MAJOR CUSTOMERS

During 2004, the Company had one major customer, sales to which exceeded 10% of the Company's total sales. Sales to this customer totaled $2,491,174 for the year ended December 31, 2004. Accounts receivable outstanding relating to these sales at December 31, 2004, were $493,252, which amounted to 26% of total trade receivables.

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

NOTE 19 - DRIVERS

The Company offers a driver-training program through one of its subsidiary's operations, which offers incentives to attract and retain qualified drivers. Although the Company has experienced no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage will not adversely affect the Company in the future.

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

The Company has guaranteed certain financing of trade accounts receivables. In connection therewith, the Company was contingently liable for approximately $1,465,691 at December 31, 2004, at which time the value of the underlying collateral in the amount of $1,855,811 is, in the opinion of management, adequate to secure the guarantee.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) Van Krevel & Company, Dublin, Ohio acted as the Company's auditor since the Company began having its statements audited in 1995. Van Krevel & Company is a small firm comprised of two accountants, only one of which is approved to perform audits for companies registered with the SEC. When the Company was preparing to execute another engagement letter for Van Krevel & Company to audit the financials for 2003, Van Krevel & Company learned that its professional liability insurance premiums were going to be significantly increased, and then, while looking for an alternate insurer, that no insurance companies would underwrite its professional liability coverage for performing SEC compliant audits. The final decision of Van Krevel & Company not being able to perform the audit was made by it only when another accounting firm was found that would perform the audit, which was formalized on January 8, 2004. Until another principal accountant was found, Van Krevel & Company was examining alternatives that would allow it to perform the audit. On January 16, 2004, Van Krevel & Company provided written notice to the Company and the SEC that as far as it was concerned, the client-auditor relationship had ceased as of December 29, 2003. The Company and Van Krevel & Company considered this decision to be a decline by Van Krevel & Company to stand for re-election as auditor for the 2003 financial statements.

There were no adverse opinions or disclaimers of opinions made by Van Krevel & Company on the past two years audited statements for the Company. Further, the opinions expressed were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report on the financial statements for the year ended December 31, 2002, was modified to include a going concern uncertainty. The reason for this modification was that the Company had suffered recurring losses from operations and had a net capital deficiency which raised substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters were disclosed in the notes to the financial statements. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

(b) Goff Backa Alfera & Company, LLC, Pittsburgh, Pennsylvania, has been engaged by the Company as the principal accountant to audit the Company's financial statements for the year 2003. This engagement was made on January 8, 2004, when the Company's Audit Committee executed an engagement letter with that firm. The Company has had no previous relationship with Goff Backa Alfera & Company, LLC, prior to the new engagement as principal accountant. Goff Backa Alfera & Company, LLC, Pittsburgh, Pennsylvania, has been engaged by the Company as the principal accountant to audit the Company's financial statements for the year 2004. This engagement was made March 05, 2005, when the Company's Audit Committee executed an engagement letter with that firm.

Item 8A. Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the close of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Officers and Directors of the Company are as follows:

Name             Age           Position With Company

Michael J. Post  58  Chief Executive Officer, President, Treasurer, and Director
John Jackson     59  Vice President-Operations Marietta Division, and Secretary
S. Gene Thompson 56  Vice President and Chief Financial Officer
Allan M. Blue    63  Director and Assistant Secretary
Ronald K. Bishop 52  Director


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

Allan M. Blue has been a director since 1995 and Assistant Secretary since 1997. Mr. Blue is a practicing attorney in the Columbus Ohio area where he has been engaged in private law practice since 1971. In addition to practicing law, Mr. Blue is actively engaged in several businesses as owner, officer, and director. These businesses include Alden's Furniture Company, Held-Team Partnership, d/b/a Hold More Self Storage, Capitol Stock Transfer Company, M. B. Liquidators, Inc., and Team Investors, Ltd.

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

Item 10. Executive Compensation.

                                            SUMMARY COMPENSATION TABLE
                                    Annual Compensation               Long Term Compensation
                                                                              Awards
Name and Principal                Year          Salary           Securities Underlying Options/SAR
Position

Michael J. Post, President        2002     $    96,400(1)
                                  2003     $    88,400(1)(2)   100,000 options to buy common shares
                                  2004     $    74,000(3)

(1) In addition, $10,200 was paid by the Company for the 2001 Ford Expedition leased for Mr. Post.

(2) Additional benefits included health insurance premiums of $1,976, (401 K) contribution of $260, and life insurance premiums paid of $390.

(3) In addition , the Company paid $ 17,547 for the 2001 Ford Expedition leased for Mr. Post, and also additional benefits included health insurance premiums of $ 1,680, (401 K) contribution of $ 265, and life insurance premiums paid of $ 172.

The Company pays its Directors a fee of $1,000 for each meeting attended. The Company's Code of Regulations authorizes the Board of Directors to fix Directors compensation without shareholder approval. Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a). The following is a table of all persons known to the Company to be the beneficial owner of more than 5% of the Company's voting securities on December 31, 2003.


Title of Class        Name and Address of       Amount and         Percent of
                      Beneficial Owner           Nature of           Class
                                                Beneficial
                                                   Owner

Common shares         Michael J. Post            1,572,014 (1)        13.7
                      118 Merryhill Street
                      Marietta, Ohio 43750


(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company that is treated as treasury stock for accounting purposes, 35,250 shares held by his wife, Janet Post, and options to acquire 286,000.

(b) The following is a table setting forth for management the beneficial ownership of the voting securities of the Company as of December 31, 2004.

Title of Class        Name and Address                   Amount and   Percent of
                       of Beneficial                      Nature of       Class
                           Owner                      Beneficial Owner

Common shares      Michael J. Post                       1,572,014(1)    13.7
                   118 Merryhill Street
                   Marietta, Ohio
                   45750
Common shares      Allan M. Blue                            97,673(2)      .9
                   1130 Berlin Station Rd.
                   Delaware, Ohio
                   43015
Common shares      Ronald K. Bishop                         73,772(3)     0.6
                   305 Ohio Street
                   Marietta, Ohio
                   45750
Common shares      John Jackson                             45,780        0.4
                   Route 2, Box 344
                   Belpre, Ohio 45714
Common shares      S. Gene Thompson                        100,000(4)      .9
Common shares      Directors and officers as a group     1,889,239(5)    16.5

(1) Includes 4,100 shares held by the Estate of Mrs. Lee Post, the mother of Michael J. Post, 7,900 shares held by the Company, 21,470 shares held by his wife, Janet Post, and options to acquire 286,000.

(2) Includes 15,745 shares held by Joyce M. Blue, wife of Allan M. Blue, and options to acquire 62,000 shares.

(3) Includes options to acquire 62,000 shares.

(4) Includes options to acquire 75,000 shares.

(5) Includes options and warrants to acquire 485,000 shares.


Item 12. Certain Relationships and Related Transactions.

Michael J. Post, Director, CEO, President, Treasurer, and majority shareholder of the Company, made a loan of $100,000 during 2001 to Gasel Driver Training Schools, Inc. As security for repayment of the loan, the Company pledged all of the stock in Gasel Driver Training Schools, Inc. to Mr. Post. There is still a balance due on this loan of $ 72,200 as of December 31, 2003.

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

32.1 - Section 1350 Certification by Chief Executive Officer of the Company.

32.2 - Section 1350 Certification by Chief Financial Officer of the Company.

Item 14. Principal Accountant Fees and Services.

Audit and Other Fees Paid to Independent Auditors

The following table presents fees billed by Goff Backa Alfera & Company, LLC, for professional services rendered to us in fiscal years ended December 31, 2003 and December 31, 2004.

Services Rendered               Fiscal 2004    Fiscal 2003

Audit Fees                    $   35,500        $   40,000
Audit Related Fees            $        0        $    1,205
Tax Fees                      $        0        $       0
All Other Fees                $        0        $       0


Van Krevel & Company served as our independent auditors during fiscal year 2002 and until December 29, 2003. Goff Backa Alfera & Company, LLC was engaged as our new independent auditors on January 8, 2004 and performed the audit for fiscal year 200 and 2004. Of the Audit Fees paid for the Fiscal Year 2003 audit, Van Krevel & Company has been paid $15,000 and Goff Backa Alfera & Company, LLC has been paid $25,000. The audit fees paid to Goff Backa Alfera & Company for the Fiscal 2003 audit were not incurred or paid until 2004. . The audit fees paid to Goff Backa Alfera & Company for the Fiscal 2004 audit were not incurred or paid until 2005.

See Item 8 -"Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for more details.

Audit Fees

The audit fees are billed for professional services rendered for the audit of the Company annual financial statements and the reviews of the financial statements included in the Quarterly Reports on Form 10-QSB.

Audit-Related Fees

The audit-related fees from our independent auditors for fiscal years 2003 were paid to Van Krevel & Company and Goff Backa Alfera & Company, LLC for services in reconciling accounts preparatory to the audits. We did not incur any audit-related fees from our independent auditors for fiscal year 2004.
Tax Fees

We did not incur any tax fees from our independent auditors for fiscal years 2003 and 2004.

All Other Fees

We did not incur any fees from our independent auditors for all other services (other than audit services and audit-related services) in fiscal years 2003 and 2004.

Pre-Approval Policy for Services by Independent Auditors

Our Audit Committee has implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee prior to the commencement of the services, subject to certain de-minimus non-audit service (as described in Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee approves it prior to the service being completed. Since May 6, 2003, the effective date of the SEC's rules requiring Audit Committee pre-approval of all audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Gasel Transportation Lines, Inc.
(Registrant)
By          /s/ Michael J. Post
(Signature and Title) President, Treasurer, and Director *
Date April 15, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Michael J. Post
(Signature and Title) Michael J. Post, President, Treasurer, and Director Date April 15, 2005


By          /s/ Allan M. Blue
(Signature and Title)Allan M. Blue, Director and Assistant Secretary* Date April 15, 2005

By          /s/ Gene Thompson
(Signature and Title)Gene Thompson, Vice President and Chief Financial Officer* Date April 15, 2005