Form 10QSB
period 2005-03-31
GASEL TRANSPORTATION LINES INC
filed 2005-05-16
CIK 936446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                         Commission file number: 0-30185

                        Gasel Transportation Lines, Inc.
        (Exact name of small business issuer as specified in its charter)

                   Ohio                                   31-1239328
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

        741 Blue Knob Road, Marietta,
                     OH                                      45750
  (Address of principal executive offices)                 (zip code)

                                 (740) 373-6479
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 10, 2005, there were 10,677,966 common shares, no par value issued and outstanding, with 7,900 of them held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet at March 31, 2005 (Unaudited)                                               3-4

Statements of Consolidated Operations for the Three Months Ended March 31, 2005 and 2004
(Unaudited)                                                                                              5

Statements of Consolidated Cash Flows for the Three Months Ended March 31, 2005 and 2004
(Unaudited)                                                                                            6-7

Notes to Consolidated Financial Statements                                                               8

--------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        March 31
(Unaudited)                                                              2005
                                                                      ----------

ASSETS

Current Assets
Cash and Cash Equivalents                                             $   62,054
Accounts Receivable-Trade, Net of Amounts Sold With Recourse of
   $1,368,206 and Allowance of $30,000                                   464,481
Inventory                                                                 99,485
Prepaid Expenses and Other Current Assets                                196,111
                                                                      ----------

   Total Current Assets                                                  822,131

Property and Equipment
Land and Buildings                                                       770,054
Tractors                                                               1,127,575
Trailers                                                                 372,000
Shop Equipment                                                           125,548
Office Equipment                                                          21,590
                                                                      ----------
                                                                       2,416,767
Less Accumulated Depreciation                                            315,319
                                                                      ----------

   Net Property and Equipment                                          2,101,448

Other Assets
Other                                                                     21,183
                                                                      ----------

   Total Other Assets                                                     21,183
                                                                      ----------

TOTAL ASSETS                                                           2,944,762
                                                                      ==========

--------------------------------------------------------------------------------

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     March 31,
                                                                       2005
                                                                    -----------

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Cash Overdraft                                                      $   164,393
Notes Payable                                                            66,200
Accounts Payable-Trade                                                  245,830
Accrued Contract Labor and Other Expenses                               404,000
                                                                    -----------
Current Portion - Long Term Debt                                        614,819
   Total Current Liabilities                                          1,495,242

Long Term Debt - Net of Current Portion                               2,715,075
                                                                    -----------

   Total Liabilities                                                  4,210,317

Stockholders' (Deficit)
Common Stock, no par value, 10,000,000 shares authorized,
   9,877,966 issued and 9,870,066 outstanding                         2,543,481
Additional Paid in Capital                                              102,786
Accumulated (Deficit)                                                (3,893,989)
Less: Treasury Stock, at cost, 7,900 shares                             (17,833)
                                                                    -----------

   Total Stockholders' (Deficit)                                     (1,265,555)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                        (2,944,762)
                                                                    ===========

--------------------------------------------------------------------------------

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                   Three Months Ended March 31, 2005 and 2004

                                                                                  2005            2004
                                                                              ------------    ------------
Revenues                                                                       (Unaudited)     (Unaudited)
Freight Income                                                                $  3,461,880    $  3,605,729
Training School Revenue                                                            178,385         163,067
                                                                              ----------------------------

                                                                                 3,640,265       3,768,796
                                                                              ----------------------------

Cost of Revenue                                                                  3,189,038       3,525,646
                                                                              ----------------------------

Gross Profit                                                                       451,227         243,150

Operating Expenses
Garage Expenses                                                                     76,839         109,167
General and Administrative Expenses                                                385,378         416,308
                                                                              ----------------------------
                                                                                   462,217         525,475
Operating (Loss)                                                                   (10,990)       (282,325)
Other Income (Expense)
Other Income                                                                        65,308           6,963
Interest Income                                                                         13              17
Interest Expense, Net (Excludes contractual interest
  of $166,920 for the three months ended March 31, 2004                            (37,098)        (18,167)
                                                                              ----------------------------
                                                                                    28,223         (11,187)

Income (Loss) From Operations Before Reorganization Items and Tax Provision         17,233        (293,512)

Reorganization Items
Professional and Bankruptcy Fees                                                     8,000           8,000
Extinguishment of Debt                                                             (50,000)       (351,529)
                                                                              ----------------------------
                                                                                   (42,000)       (343,529)

Income  From Operations Before Tax Provision                                        59,233          50,017
Provision for Income Taxes                                                              --              --
                                                                              ----------------------------

Net Income                                                                    $     59,233    $     50,017
                                                                              ============================
Basic Income Per Share                                                        $       .006    $       .006
Diluted Income Per Share                                                      $       .006    $       .006
Weighted Average Common Shares Outstanding:
Basic                                                                            9,870,066       9,870,066
                                                                              ============================
Diluted                                                                          9,870,066      10,008,782
                                                                              ============================

--------------------------------------------------------------------------------

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004

                                                                                   2005         2004
                                                                                ---------    ---------
Cash Flows From Operating Activities :
Net Income                                                                      $  59,233    $  50,017
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Reorganization Items                                                                8,000        8,000
Extinguishment of Debt                                                            (50,000)    (351,529)
Depreciation and Amortization                                                     116,897      425,524
Bad Debt                                                                            2,465        9,445
(Increase) Decrease in:
Accounts Receivable-Trade                                                        (106,825)     (99,464)
Prepaid Expenses and Other Assets                                                  21,905      104,154
Increase (Decrease) in:
Accounts Payable and Accrued Expenses                                             194,604      195,234
                                                                                ----------------------

Net Cash Provided by Operating Activities Before Reorganization Items             246,279      341,381

Operating Cash Flows Used in Reorganization Items :
Professional Fees Paid in Connection with Chapter 11 Proceedings                   (8,000)      (8,000)
                                                                                ----------------------
Net Cash  (Used) by Reorganization Items                                           (8,000)      (8,000)

Net Cash Provided By Operating Activities                                         238,279      333,381

Cash Flows From Investing Activities
Purchases of Property and Equipment                                              (106,085)     (91,385)

Cash Flows From Financing Activities
Payment on Notes Payable-Related Parties                                          (10,000)     (19,748)
Proceeds from Borrowings - Related Parties                                          1,750       27,045
Principal Payments on Long Term Debt                                              (95,568)    (105,766)
                                                                                ----------------------
Net Cash Used by Financing Activities                                            (103,818)     (98,469)

Net Increase (Decrease) in Cash                                                    28,376      143,527

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
                   Three Months Ended March 31, 2005 and 2004

                                                            Three Months Ended
                                                         -----------------------
                                                          March 31     March 31,
                                                           2005         2004
                                                        (Unaudited)  (Unaudited)
--------------------------------------------------------------------------------
Net Increase (Decrease)in Cash                           $  28,376    $ 143,527

Net Cash & Cash Equivalents- (Overdraft) January 1        (130,715)    (224,999)

                                                                      $   9,812

Net Cash & Cash Equivalents- (Overdraft) March 31        $(102,309)   $  81,472
--------------------------------------------------------------------------------

The net cash and cash equivalents (overdraft) are presented in the balance sheet as follows at March 31:

                           Cash and Cash Equivalents     $  62,054    $  52,951

                                      Cash Overdraft      (164,393)    (134,423)

Net Cash and Cash Equivalents (Overdraft) - March 31     $(102,339)   $ (81,472)

--------------------------------------------------------------------------------
Supplemental Disclosures:
                                       Interest Paid     $  37,098    $  18,167

                        GASEL TRANSPORTATION LINES, INC.
                           (Post Confirmation Debtor)
                              AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - EXTINGUISHMENT OF DEBT

During the quarter ended March 31, 2005, the Company wrote off redeemable warrants valued at $50,000. It was determined that the recipient had no future claim to the warrants and the obligation was discharged as a part of the Company's confirmed plan of reorganization.

      Item 2. Management's Discussion and Analysis or Plan of Operation.

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

      Also, the Company filed for Reorganization under Chapter 11 of the U. S. Bankruptcy Act on May 19, 2003, and it operated as a Debtor in Possession until receiving, on December 14, 2004, a confirmed Plan of Reorganization by majority vote of its creditors. The court order approving the 3rd amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.

      Receipt of the confirmed Plan transitions the Company to a Post Confirmation Debtor and into the final stage of emerging from bankruptcy upon substantial completion of the Plan.

      Although the Company has made improvements in its operations and financial structure as a result of reaching this point in reorganization, there can be no assurance that the Company will complete its Plan and be able to execute its related recapitalization and fund its growth strategies.

      Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements.

      The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the war in Iraq, adverse changes in general economic conditions, including adverse conditions to the Company's core of shippers, fuel prices, driver availability, the ability to finance equipment, interest rates, the ability to raise working capital, and other factors. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this report.

      The interim financial information for the quarter and three months ended March 31, 2005, and 2004 are unaudited. The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results of the interim periods are not necessarily indicative of the results for the entire year.

      Three Months Ended March 31, 2005.

      Freight revenues for the three months ended March 31, 2005, were $3,461,880, a decrease of $143,849 (4.0%) from the $3,605,729 in revenues for the first quarter of 2004. The decrease in revenue was primarily due to a decrease in the number of trucks the Company was operating during this period of 2005 compared to the same period in 2004. The Company turned in approximately 50% of its tractors and trailers in the first and third quarters of 2004 to shed excessive operating costs, reduce its debt, and improve driver retention. In addition, during 2004 and 2005 management added leased owner/operator equipment to replace company equipment that were returned to the lenders.

      Further, the Company retracted its customer base to its home base in southeast Ohio, raised its freight rates, and added direct inbound business from its produce, flatbed, and automotive divisions, which were established in late 2003 and early 2004, with higher rates and fuel surcharges. As a result, the Company produced only 4 % less revenue in the 1st quarter of 2005 as in the same period of 2004, while operating less equipment.

      Also putting downward pressure on gross revenues for the 1st quarter of 2005 compared to the same period in 2004 was the worst-than-expected seasonal downturn in freight volume experienced particularly in the months of January and February of the this year.

      Training school revenues for the first quarter of 2005 were $178,385, a 9.4% increase from the first quarter 2004 revenues of $163,067. Training school revenue increases were primarily due to an increase in enrollment from the prior year that was directly related to the greater availability of government funding for new driver students, and to higher tuition rates.

      Cost of revenue decreased in the first quarter of 2005 to $3,189,038 from $3,525,646 for the first quarter of 2004. The decrease in cost of revenue totals $336,608 (9.5 %). The decline in the cost of revenue was directly related to operating a smaller fleet of company-owned trucks and owner/operators, and to the economies resulting from operating the remaining, less-aged company fleet. In addition, a significant shift in the freight pattern away from the northeast U. S. reduced the equipment and direct freight pick up and delivery operating costs (fuel, tolls, scales, equipment maintenance, loading and unloading expenses).

      Also contributing to lower cost of revenue was the decrease in depreciation brought about from a write down of assets resulting from the Company's confirmed Plan wherein the write down was agreed upon by the equipment-related creditors.

      Offsetting the cost of revenue decrease, the amount of deadhead (empty miles) increased in 2005 compared to 2004, from the 13 +% to 14+% range as a result of less freight and increase in the flatbed and automotive divisions activity that carry higher deadhead than the Company's van and temperature control divisions.

      Operating expenses were down to $462,217 for the first quarter of 2005 compared to $525,475 for the like period in 2004, a decrease of $63,258 (12.0%), which was greater than the percentage decrease in freight revenues (4.0 %), The decrease was the result of a reduction in the general and administrative expenses as the Company down sized its personnel and associated costs, reduced management salaries, and made general cost cuts. In addition, there was a reduction in garage expenses as the Company operated fewer of its own tractors and trailers.

      The Operating Loss for the first quarter of 2005 was $10,990, a decrease of $271,335 (9.6%) from the loss of ($282,325) for the same period of 2004. This decrease (improvement) is a result of lower cost of revenue and operating expenses. The Operating Loss as a percentage of total revenues was (.3%) in the first quarter of 2005 compared to (7.5%) for the same period in 2004.

      Income from Operations Before Reorganization Items and Tax Provisions was $17,233 for the quarter compared to a loss of ($293,512) for the same quarter in 2004. The improvement was again the result of a decrease in the cost of revenue and operating expense, as well as an improvement of $ 39,410 in Other Income (Expense). The Company resumed recognizing its full contractual interest expense on its revised debt resulting from its confirmed Plan or Reorganization. As a result, Interest Expense increased by $ 18,931 for the first quarter of 2005 at $ 37,098 compared to the same period in 2004 at $ 18,167.

      Net Income of $ 59,223 was an increase of $ 9,216 (18.4%) for the first quarter of 2005 compared the same period of 2004, after taking into account the reorganization items for fees of $8,000 and a $ 50,000 gain from the extinguishment of debt. Reorganization Items were a net gain of $ 42,000 for the first quarter of 2005, a decrease of ($ 301,529) compared to a net gain of $343,529 for the first quarter of 2004.

      Capital and Liquidity

      Management believes that it now has the Company operating at a profit and that it will be able to operate at a profit post-bankruptcy.

      Although its interest expense and debt service to the secured lenders will increase its cash flow needs as of January 1, 2005, since receiving its court order for its confirmed Plan of Reorganization on December 30, 2004, management believes that the savings from operating as a Post Confirmation Debtor and ultimately not having to operate under Chapter 11 and decreases in interest and depreciation expenses from asset and debt write-offs will more than offset these increased cash needs.

      Further, the Company is experiencing increased freight demand with higher rates and overall increased gross margins through using a mix of owner/operators along with Company owned equipment. However, the Company still has a cash deficit that it would like to eliminate and it is in need of working capital to pay for unforeseen contingencies and expenses, as well as to fund replacement equipment, additional equipment to meet freight demands, and its current growth plans.

      Although the Company believes that it can continue to generate cash flow to pay off the cash deficit and to provide an adequate cash position for ongoing operations, to accelerate its complete emergence from reorganization, the Company has initiated an effort in the first quarter of 2005, consistent with its confirmed Plan, to raise additional capital in the form of equity and or debt, sufficient to pay off its priority taxes ahead of schedule, replace aging equipment, and fund its growth plans.

      As stated in the confirmed Plan of Reorganization, the proposed recapitalization is not intended to be essential to the Company's emergence from Chapter 11, but it is designed to enhance the Plan and expedite the Company's timetable to completely emerge from reorganization.

      To support the pursuit of this proposed new capitalization, the Company hired, as of February 2005, a Wall Street-based financial advisory and investor relations firm to assist in raising a targeted amount of $ 3 million in the form of equity. There can be no assurances that the Company will be able to raise any additional capital in the form of equity or debt.

      As stated below in Part II, Item 1, Legal Proceedings, upon an approval of the Plan of Reorganization and confirmation by the Bankruptcy Court and upon completion of the merger filings with the State of Ohio on May 3, 2005, the Company has merged into a new corporation formed by the Company, a corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. (hereinafter "New Gasel"). Effective with the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of New Gasel; all of the assets of the Company are now the assets of New Gasel, as well as all of the liabilities, contracts, and obligations of the Company. The officers and directors of New Gasel are the same as the Company.

      Each existing shareholder will continue to own a like amount of common shares in New Gasel. The exchange of shares in the Company for shares in New Gasel are exempt from registration under the Securities Act of 1933, as amended, and will continue to have the same resale rights as the shares held in the Company (restricted shares will continue to be restricted.)

      New Gasel now has 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $.001, authorized for issuance compared to the 10,000,000 common shares, no par value, authorized for the Company. By having these additional authorized shares, this new capital base allows New Gasel to seek the additional equity capital that it plans to raise and have authorized shares available for issuance.

      Since filing Chapter 11 in May 2003, management has changed the Company's sales mix to increase its revenue and reduce its empty miles simultaneously by consentrating its freight volume with its top twenty customers. This adjustment has improved equipment productivity and reduced driver turnover (through better driver pay), and as a result the Company has shown measured improved financial performance during 2004 and 2005.

      Management cut administrative costs by closing the Columbus terminal and centralizing operations (dispatch) at the Company headquarters in Marietta, Ohio, resulting in reduced staff, decreased lease costs, and better operational control.

      To improve service capabilities and foster lender cooperation, the Company completed a trailer replacement transaction in 2004 with its largest trailer dealer and finance company, Dayton Leasing, upgrading the trailer pool with more 53' units and significantly reducing the monthly equipment lease costs.

      Efforts to reduce the Company's equipment maintenance costs to a normal cost curve were significantly increased. The Company began upgrading and adding to the maintenance crew with the goal of eliminating costly outside services and returning all equipment back into service, and transitioning back to a "preventive" maintenance profile (from an excessively costly "demand" maintenance condition).

      The Company has maintained its insurance coverage since filing Chapter 11 at modest rate increases, and as of October 1, 2004, renewed its vehicle physical damage and cargo coverage at no increase in premium rates, and as of April 1, 2005 the Company also renewed its liability coverage with a 10 % drop in premium rates.

      In addition, the Company has implemented an enhanced driver and owner/operator recruiting effort led by one of its senior managers. As a result, driver turnover has been reduced from its pre-petition level of approximately 100 % into the 70 % range. Likewise, the operations department has been reorganized to a central dispatch format and supported by customer service personnel to improve service performance levels back to above industry norm (98+ %) and push equipment/driver productivity to profitable levels.

      Further improvements are expected from operations with the addition as of April 1, 2005 of a top industry-experienced operations officer with the expectation of further improving driver/equipment productivity, expanding the flatbed, produce, and van divisions, and creating synergies among the safety, equipment maintenance, and operations departments.

      Management continues to seek growth opportunities to expand the number of power units and trailers it is operating in order to reach a revenue level that will generate sufficient margins to support its fixed costs and generate a net profit.

      During 2004 and 2005, the Company has succeeded in hiring approximately 45 owner/operators expanding its existing van division, and flatbed operation, which the Company established in early 2004 at its new terminal in Millwood, West Virginia.

      In addition, the Company expanded its produce division (established in October 2003) which has contributed in 2004 and 2005 to increases in net inbound and outbound freight rates.

      Since having its Disclosure Statement approved by the Bankruptcy Court on November 9, 2004 and receiving its confirmed Plan of Reorganization as of December 30, 2004, the Company is now in the final stage of its reorganization, and, as of the beginning of the first quarter of 2005, continues its operations with a stronger balance sheet, decreased operating costs, and plans to continue a scale of operations that will provide sustained and improving earnings during the remainder of 2005 and beyond.

      Item 3. Controls and Procedures.

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

                           PART II - OTHER INFORMATION

      Item 1. Legal Proceedings.

      Since May 19, 2003, the Company operated as a Debtor in Possession under the Bankruptcy Act. Under the provisions of the Bankruptcy Act, all actions pending at the date of filing are stayed, and basically become issues of what constitutes debt of the Company and its classification for priority and payment.

      The Company has entered the final phase of its Chapter 11 proceedings that it commenced in May 2003 in the United States Bankruptcy Court in the Southern District of Ohio. On November 9, 2004, the Company submitted to the Court its third amended Disclosure Statement of its Plan of Reorganization.

      The court order approving the 3rd Amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.

      As contemplated by the Plan of Reorganization and confirmation by the Bankruptcy Court, the Company, on May 3, 2005, completed the merger into a new corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. ("New Gasel"). Upon completion of the merger, each common share, no par value, of the Company is being exchanged for one common share, par value $.001, of New Gasel. All of the Company's assets will become the assets of New Gasel, as will all of the liabilities, contracts, and obligations of the Company. The officers and directors of New Gasel are the same as the Company.

      Each existing shareholder will continue to own a like amount of common shares in New Gasel as previously owned in the Company. The exchange of shares in the Company for shares in New Gasel are exempt from registration under the Securities Act of 1933, as amended, and will continue to have the same resale rights as the shares held in the Company (restricted shares would continue to be restricted).

      New Gasel now has 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $001, authorized for issuance compared to the 10,000,000 common shares, no par value, authorized for the Company. As a result of the additional authorized shares, New Gasel is able to pursue additional equity capital.

      As also contemplated by the Plan of Reorganization, the Company has as of February 2005 hired a Wall Street-based financial advisory and public relations firm to assist in raising a targeted amount of $ 3.0 million in equity capital.

      The proposed new funding would be used, consistent with the Company's confirmed Plan, to extinguish priority tax liabilities of $ 325,272 ahead of plan schedule, provide adequate working capital, fund its growth plan, and replace aging equipment for improved operating efficiencies.

      As stated in the approved Plan and Disclosure Statement dated November 9, 2004, the proposed recapitalization is not intended to be essential to the Company's emergence from reorganization, but the recapitalization is intended to enhance the Plan and expedite the Company's time table for complete emergence from reorganization.

      The approved Plan also transitions the Company from a "Debtor-in-Possession" status under bankruptcy operations to a "Post-Confirmation Debtor", allowing the Company to execute its Plan.

      More specifically, as a Post-Confirmation Debtor, Gasel has control of its assets, starts its new revised debt service, operates under reduced U. S. Trustee, Bankruptcy Court and creditor reporting requirements, and marks the initiation of the execution of its approved Plan.

      Also, and as agreed in the confirmed Plan, the Company discontinues its operation under adequate protection payments for its secured debt and started its new revised debt service on or about February 2005. The Company's debt and related periodic payments are reduced by approximately two thirds as compared to its pre-petition level.

      The Company can now emerge from reorganization once it has substantially completed its Plan. A successful completion of its equity project, now underway, would satisfy the substantial completion requirement.

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

      Item 6. Exhibits.

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

                                             Gasel Transportation Lines, Inc.
                                             ----------------------------------
                                             (Registrant)


Date May 16, 2005                            /s/   Michael J. Post
----------------------                       ----------------------------------
                                             (Signature)*Michael J. Post,
                                             President and CEO



Date May 16, 2005                            /s/   S. Gene Thompson
----------------------                       ----------------------------------
                                             (Signature)* S. Gene Thompson,
                                             Vice President and Chief
                                             Financial Officer