Form 10QSB
period 2005-06-30
GASEL TRANSPORTATION LINES INC
filed 2006-05-01
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 0-30185

Gasel Transportation Lines, Inc.
(Exact name of small business issuer as specified in its charter)

Ohio	31-1239328
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

741 Blue Knob Road, Marietta, OH	45750
(Address of principal executive offices)	(zip code)

(740) 373-6479
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xý No o.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of July 31, 2005, there were 10,677,966 common shares, no par value issued and 10, 670,066 outstanding, with 7,900 shares held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes o No ýx

#

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at June 30, 2005 (Unaudited)

1

Statements of Consolidated Operations for the Three

Months Ended June 30, 2005 and 2004 (Unaudited) and

for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

2

Statements of Consolidated Cash Flows for the Six Months

Ended June 30, 2005 and 2004 (Unaudited)

3-4

Notes to Consolidated Financial Statements

5-6

Item 2.  Management’s Discussion & Analysis

7-14

Item 3.  Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

14

Item 2.  Unregistered Sales of Equity Securities

15

Item 3.  Defaults Upon Senior Securities

16

Item 4.  Submission of Matters to a Vote of Security Holders

16

Item 5.  Other Matters

16-18

Item 6.  Exhibits and Reports on Form 8-K

18-23

#

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30,

2005

(Unaudited)

ASSETS

Current Assets

Cash and Cash Equivalents

$

1,916

Accounts Receivable-Trade, Net of Amounts Sold

With Recourse of $1,396,826 and Allowance of $60,000

283,292

Inventory

99,485

Prepaid Expenses and Other Current Assets

165,903

  Total Current Assets

 550,596

Property and Equipment

Land and Buildings

770,054

Tractors

1,127,575

Trailers

   372,000

Shop Equipment

   125,548

Office Equipment

21,590

2,416,767

Less Accumulated Depreciation

445,090

  Net Property and Equipment

1,971,677

Other Assets

Other

21,183

  Total Other Assets

21,183

TOTAL ASSETS

$ 2,543,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Cash Overdraft

$

32,345

Notes Payable

46,204

Accounts Payable-Trade

435,432

Accrued Contract Labor and Other Expenses

387,746

Current Portion – Long Term Debt

682,217

  Total Current Liabilities

1,583,944

Long Term Debt – net of current portion

2,608,075

  Total Liabilities

4,192,019

Redeemable Warrants

50,000

Stockholders' Deficit

Common Stock, par value $.001, 100,000,000

  shares authorized, 10,677,966 issued

  and 10,670,066 outstanding

10,678

Additional Paid in Capital

2,835,589

Accumulated (Deficit)

(4,526,997)

Less: Treasury Stock, at cost, 7,900 shares

(17,833)

  Total Stockholders' Deficit

 (1,698,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$ 2,543,456

#

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

Three Months Ended

Six Months Ended

June 30,

 June 30,

 June 30,

June 30,

2005

2004

2005

2004

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

Freight Income

$ 3,563,870

$ 3,351,353

$ 7,025,750

$ 6,957,082

Training School Revenue

103,210

74,182

281,595

 237,249

3,667,080

3,425,535

7,307,345

7,194,331

Cost of Revenue

3,412,824

3,059,713

6,601,862

6,585,359

Gross Profit (Loss)

254,256

365,822

705,483

608,972

Operating Expenses

Garage Expenses

108,016

104,244

184,855

213,411

General and

  Administrative Expenses

672,034

323,921

1,057,412

740,229

780,050

428,165

1,242,267

953,640

Operating (Loss)

(525,794)

(62,343)

(536,784)

(344,668)

Other Income (Expense)

Other Income

3,600

2,500

68,908

9,463

Interest Income

32

10

45

27

Interest Expense, net

(Excludes Contractual Interest

$162,614 and $329,534 for the

three and six months ended

June 30 2004, respectively)

(51,095)

(19,003)

88,193)

37,170)

(47,463)

(16,493)

(19,240)

(27,680)

(Loss) from Operations

Before Reorganization

Items and Tax Provision

(573,257)

(78,836)

(556,024)

(372,348)

Reorganization Items-

Professional and

Bankruptcy Fees

 (9,750)

(5,000)

(17,750)

(13,000)

Extinguishment of Debt

(50,000)

134,027

        --

485,556

 (59,750)

129,027

(17,750)

472,556

Income(Loss)from Operations

Before Tax Provision

 (633,007)

50,191

(573,774)

100,208

Provision for Income Taxes

               --

              --

      --

               --

Net Income (Loss)

$

(633,007)

$

50,191

$

(573,774)

$

100,208

Basic Income(Loss) per

Share

$        (.061)

$         .005

$       (.057)

$         .010

Diluted Income(Loss)

Per Share

$        (.061)

$         .005

$       (.057)

$         .010

Weighted Average Common

Shares Outstanding:

 Basic

10,388,747

9,870,066

10,130,839

  9,870,066

 Diluted

10,388,747

10,016,270

10,130,839

10,016,270

#

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

Six Months Ended

June 30,

June 30,

2005

2004

(Unaudited)

(Unaudited)

Cash Flows From Operating Activities

Net Income (Loss)

$

(573,774)

$

100,208

Adjustments to Reconcile Net

Income(Loss) to Cash Provided by

Operating Activities:

  Reorganization Items

17,750

13,000

  Extinguishment of Debt

 --

(485,556)

  Common Stock Issued as Compensation

200,000

--

  Depreciation and Amortization

246,668

735,145

  Bad Debt

30,000

14,362

  (Increase) Decrease in:

    Accounts Receivable-Trade

46,828

24,286

    Prepaid Expenses and Other Assets

52,113

14,906

  Increase (Decrease) in:

    Accounts Payable and Accrued Expenses

367,952

10,346

      Net Cash Provided by Operating

Activities Before Reorganization Items

387,537

426,697

Operating Cash Flows Used in

Reorganization Items:

Professional Fees Paid in Connection

with Chapter 11 Proceedings

 (17,750)

 (8,000)

Net Cash Used by Reorganization Items

(17,750)

(8,000)

Net Cash Provided by Operating Activities

369,787

418,697

Cash Flows From Investing Activities

Purchases of Property and Equipment

 (106,085)

(174,385)

    Net Cash (Used)

    by Investing Activities

(106,085)

(174,385)

Cash Flows From Financing Activities

Net Change in Cash Overdraft

(161,479)

(100,745)

Proceeds from Borrowings-Related Parties

--

73,245

Payments on Notes Payable-Related Parties

(28,246)

(43,619)

Principal Payments on Long Term Borrowings

(135,170)

(177,841)

    Net Cash (Used) by

    Financing Activities

(324,895)

(248,960)

Net Increase (Decrease) in Cash

 (61,193)

 (4,648)

#

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(continued)

Six Months Ended

June 30,

June 30,

2005

2004

(Unaudited)

(Unaudited)

Net Increase in Cash

$

(61,193)

$

(4,648)

Net Cash

 Beginning of Period

63,109

13,420

Net Cash

 End of Period

$

1,916

$

8,772

Supplemental Disclosures:

  Interest Paid

$

79,774

$

37,170

#

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 – EXTINGUISHMENT OF DEBT

During the quarter ended March 31, 2005, the Company wrote off redeemable warrants valued at $50,000.  It was determined that the recipient had no future claim to the warrants and the obligation was discharged as a part of the Company’s confirmed plan of reorganization.  In the second quarter, it was determined that these warrants represented a valid claim and, accordingly, were reinstated.

Note 3 – COMPANY MERGER

On May 3, 2005, the Company merged into a new corporation formed by the Company, a company organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. Effective with the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of new Company; all of the assets of the Company are now the assets of new Company, as well as all of the liabilities, contracts, and obligations of the Company.

The new Company now has 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $.001, authorized for issuance compared to the 10,000,000 common shares, no par value, previously authorized for the Company.

Note 4 – COMMON STOCK – RESTRICTED SHARES

In May, 2005, the Company issued 800,000 shares of restricted common stock to Crescent Fund, LLC for professional services rendered to provide capital funding services and shareholder/public relations.  The Company valued these shares at $200,000 (Current market value of $.25 times 800,000 shares).

NOTE 5– SUBSEQUENT EVENTS

On August 1, 2005, an arrangement with a logistics carrier to recapitalize Gasel and transition it to a non-asset-based operation was terminated.  Also on August 1, 2005, and related to the reorganization termination, Gasel’s receivable factoring agreement was cancelled.

As a result, the Company completed (started July 2005) the voluntary return of its equipment, real estate, and other assets to the creditors, and officially ceased its operations as of August 12, 2005.

On December 19, 2005, the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division, issued a signed Order of Dismissal and Ordering Closing to Gasel.  The Order dismissed and closed the Company’s bankruptcy case.

On December 30, 2005 Gasel sold controlling interest (29,000,000 shares) of its outstanding common stock in a private sale of stock transaction.  Subsequently on

December 30, 2005, Gasel entered into a reverse triangular merger and holding company formation agreement transferring its stock and all shareholder rights to a newly created holding company, Jordan 1 Holdings, and its former assets, liabilities, and operations to a subsidiary of the holding company, Gasel International Transportation, Inc.

On December 31, 2005, Gasel International was sold in a Stock Purchase Agreement, completing the asset disposition of Gasel Transportation and its survivor, Gasel International.

The effect of the subsequent events enumerated above was to essentially eliminate all of the Company’s assets and liabilities and to record debt forgiveness income for the net difference.  Because the transactions were not consummated until the forth quarter, they are not reflected in the June 30, 2005 financial statements.

NOTE 6 – RECLASSIFICATIONS

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

#

Item 2. Management’s Discussion and Analysis or Plan of Operation.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements.  GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS.

The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, war, adverse changes in general economic conditions, interest rates, the ability to raise working capital, and other factors. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this report.

Introduction

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

Organizational History

Until it closed its operations on August 12, 2005, Gasel Transportation Lines, Inc. (the "Company"), a corporation that was organized under the laws of the State of Ohio on January 27, 1988, operated primarily as a truckload contract carrier with various customers that shipped truckload quantities of refrigerated and non-refrigerated commodities over various distances on a nationwide basis. In addition to its primary business, the Company operated two driver training schools, located in Marietta and Nelsonville, Ohio.

On May 19, 2003, the Company filed for protection from its creditors and for Reorganization under Chapter 11 of the U.S. Bankruptcy Act, and underwent numerous operating changes. The Company operated as a Debtor in Possession until December 14, 2004, when it received a confirmed Plan of Reorganization by majority vote of its creditors.  The court order approving the 3rd amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.

On May 3, 2005, the Company merged into a new corporation formed by the Company, a company organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. Effective with the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of new Company; all of the assets of the Company are now the assets of new Company, as well as all of the liabilities, contracts, and obligations of the Company. The Company now has 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $.001, authorized for issuance compared to the 10,000,000 common shares, no par value, previously authorized for the Company.

In response to accelerated operating losses incurred in the 2nd Quarter of 2005, management sought a new direction for the Company to continue its operations and complete its bankruptcy plan. In an agreement with an Ohio-based logistics carrier, the Company tried to accelerate the utilization of owner operators, as contemplated in its confirmed Plan, and transition completely to a non-asset based (logistics) operation. On August 1, 2005, the arrangement with the logistics carrier to recapitalize Gasel and     transition it to a non-asset-based operation was terminated.  Also on August 1, 2005, and related to the reorganization termination, Gasel’s receivable factoring agreement was canceled.  As a result, the Company completed (started July 2005) the voluntary return of its equipment, real estate, and other assets to the creditors, and officially ceased its operations as of August 12, 2005.

On December 20, 2005,   Company received a signed Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division.  The Order provided for dismissal of the Company’s bankruptcy case.

On December 30, 2005, the Company entered into a private sale of stock under a Stock Purchase Agreement (“SPA”) with Venture Fund I, Inc., a Nevada corporation owned and controlled by accredited investor Ruth Shepley, of Houston, Texas.  Under the terms of the SPA, Shepley purchased 29,000,000 shares of restricted common stock for a purchase price of  $100,000.

Also on December 30, 2005, Company entered into a reverse triangular merger and holding company formation in which Jordan 1 Holdings Company, a Delaware corporation and a wholly-owned subsidiary of Company, became the holding company for Company, and Company merged into Gasel International Transportation Lines, Inc., a Delaware corporation and a subsidiary of Jordan 1 Holdings Company (“Jordan 1”).  Gasel International Transportation Lines, Inc. (“Gasel International”), emerged as the survivor of that merger.  Under the terms of the merger, shareholders of the Company’s common stock received an equivalent number of shares of the common stock of Jordan 1.  The reorganization was effected for the purpose of reorganizing the entities as a holding company structure under which Jordan 1 was the new parent company, with exactly the same shareholder base as before the reorganization.  Gasel International succeeded to all the former assets, liabilities and operations of Company by virtue of its position as the successor in interest to the Company in the reorganization.  Venture Fund I, the majority shareholder holding 73.08% of the voting shares of Company’s common stock, expressly consented to the merger.  As of December 30, 2005, the effective date of the reorganization, all of the shares of stock of Company representing ownership of Company under the name Gasel Transportation Lines, Inc. (“Gasel”) were deemed to represent the identical number of shares of Jordan 1, and the certificates were converted on the books and records of Jordan 1.

On December 31, 2005, Gasel International, the survivor of the merger with Gasel and the subsidiary of Jordan 1, was sold in a Stock Purchase Agreement between Jordan 1, as owner of all of Gasel International’s stock, to United Assurance, S.A., a company wholly-owned by accredited investor Steve Mills, of Dallas, Texas.

As of the date of filing of this report, Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, Company does not intend to  combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Company’s limited financial resources may make it difficult or impossible to find and complete a combination with a suitable partner, and therefore there can be no assurance that Company can make such combination.

Results of Operations

The interim financial information for the three and six months ended June 30, 2005, and 2004 are unaudited. The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results of the interim periods are not necessarily indicative of the results for the entire year.

Three Months Ended June 30, 2005.

Freight revenues for the three months ended June 30, 2005, were $3,563,870, an increase of $212,517(6.3%) from the $ 3,351,353 in revenues for the second quarter of 2004. The increase in revenue was primarily due to an increase in freight rates and the number of owner operators the Company was operating during this period of 2005 compared to the same period in 2004.

Training school revenues for the second quarter of 2005 were $ 103,210, a 39.1% increase from the second quarter 2004 revenues of $ 74,182. Training school revenue increases were primarily due to an increase in enrollment from the prior year that was directly related to the greater availability of government funding for new driver students, and to higher tuition rates.

Cost of revenue increased in the second quarter of 2005 to $ 3,412,324 from $3,059,713 for the second quarter of 2004. The increase in cost of revenue totals $353,111 ( 11.5%). The increase in the cost of revenue was primarily due to the increase in operating aging company-owned trucks and trailers, a sharp jump in fuel prices and the number of trucks without drivers.

Also contributing to the cost of revenue increase, was the amount of deadhead (empty miles) that increased in 2005 compared to 2004, from the 14 +% to  15 + % range as a result of  soft freight and increase in the flatbed and automotive divisions activity that carry higher deadhead than the Company’s van and temperature control divisions.

Operating expenses were up to $ 780,050 for the second quarter of 2005 compared to $428,165 for the like period in 2004, an increase of $351,885 (82.2%). The increase was the result of an increase in the general and administrative expenses, as the Company incurred the cost of issuing 800,000 shares of restricted common stock for capital funding and shareholder relations services valued at $ 200,000, and due to an increase in the safety, operations, and administrative staff in anticipation of expanding its flatbed business.

The Operating Loss for the second quarter of 2005 was $(525,794), an increase of $463,451 (743.4%) from the loss of $(62,343) for the same period of 2004. This increase was a result of higher cost of revenue and operating expenses.

Loss from Operations Before Reorganization Items and Tax Provisions was $(573,257) for the quarter compared to a loss of $(78,836) for the same quarter in 2004. The increase in the loss was a result of increases in cost of revenues and general and administrative expenses, and the increase in interest expense by resuming, on January 1, 2005, full contractual interest expense on debt in connection with the Company’s approved Plan.

A Net  Loss  of $ (633,007) was an increase of $ (683,198) (1361.2%) for the second quarter of 2005 compared the same period of 2004, after taking into account the reorganization items for professional fees of $ 9,750 and a $ 50,000 expense from the  reinstatement of warrants.

Six Months Ended June 30, 2005

Revenues of $ 7,307,345 for the six month period in 2005 was an increase of $ 113,014 (1.6%), compared to the same period in 2004, and resulted from increases in freight rates, number of owner operators in service, fuel surcharges, and an increase in Driver Training Revenues of $ 44,346 due to increases in enrollment and tuition charges.

Cost of Revenue increased $ 16,503 (.3%) from $ 6,585,359 in 2004 to $ 6,601,862 in 2005 as a result of increases in company-owned equipment operating costs related to its growing age and mileage, increases in fuel prices and the number of trucks without drivers, offset by a larger number of company-owned trucks and trailers in service for the first five (5) months of 2004.

Operating Expenses increased by $ 288,627 (30.3%) from $ 953,640 to $ 1,242, 267 primarily due to an increase of $ 317,183 in General & Administrative Expenses, offset by a decrease in Garage Expenses of $ 28,556 from operating fewer company-owned trucks and trailers in the six month period of 2005 compared to the same period in 2004.

Operating losses increased by $ 192,116 (55.7%) from $ (344,668) in 2004 to $ (536,784) in 2005 due to increases in Cost of Revenue and Operating Expenses related to aging company-owned equipment, increases in driver turnover, higher fuel prices, and a jump in General & Administrative Expenses related to new stock issue costs and an expanded staff.

Loss From Operations Before Reorganization Items and Tax Provisions increased  $183,676 (49.3%) from $ (372,348) in 2004 to $ (556,024) in 2005 due to an increase in interest expense of $ 51,023 (137.3%) related to resuming the recognition of contractual interest expense beginning January 1, 2005 in connection with the Company’s confirmed Plan, offset by an increase in Other Income of $ 59,463, resulting in a net decrease in Other Income (Expense) of $ (8,440).

The Loss From Reorganization Items of $ (17,750) was an increase of $ 490,306 (103.8%) and resulted from zero $ 0 Debt Extinguishment in the six month period of 2005 compared to $ 485,586 in the same period in 2004.

The Loss From Operations increased $ 673,982 (672.6%) from a profit of $ 100,208 to a loss of  $ (573,774) for the six month period in 2005 compared to the same period in 2004.

Capital and Liquidity

The Company had deficit cash of $ (32,345) as of June 30, 2005, and had deficit working capital of $(1,033,348) as of June 30, 2005. The Company does not have any external sources of liquidity such as a bank line of credit.

During the 2nd quarter of 2005, freight demand continued weak, fuel prices rose to all time industry highs, and equipment breakdowns and operating costs accelerated with the aging company-owned tractors and trailers.

Revenues were also below profitable levels due to having less equipment in service caused by an increase in driver turnover, related to soft freight demand and increase in company equipment downtime.

These conditions resulted in a Net Loss of $ (573,774) for the six month period ended June 30, 2005.

In addition to the losses, cash outlays of approximately $ 100,000 in April and May of 2005 for the annual insurance renewal caused a deficit working capital position and the Company’s inability to meet its debt service timely.

Loan default notices from creditors and the IRS, on the Plan tax installments, were received in June 2005.

During and after a failed acquisition of the Company by another carrier designed to continue operations under a different business model, the Company voluntarily returned its equipment, real estate, and certain other assets to the related secured creditors, and it subsequently ceased its operations as of August 12, 2005.

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

The Company's limited financial resources may make the acquisition of financial and other material information about a potential combination candidate difficult or even impossible to obtain and, thus, there can be no assurance that Company will have sufficient funds to obtain such reports or information when considering combination proposals or candidates.

Unless and until it successfully completes a business combination, the Company does not expect a significant change in its number of employees and does not expect to purchase any significant equipment or otherwise take actions to prepare to become active.  Company expects to perform no product research or development in connection with its plan of operation, except to the extent the above-referenced information is sought from potential business combination candidates.

RISK FACTORS

1.

THE COMPANY LACKS  OPERATIONS AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company ceased operations in August 2005.  The Company’s operating history is not a useful measure upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

-

the ability to generate revenues; and

-

the ability to raise the capital necessary to acquire an operating entity or engage in a merger or other transaction with an operating entity.

The Company is a “shell” corporation as that is defined under Rule 12b-2.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

2.

IF THE COMPANY DOES NOT SUCCESSFULLY CONSUMMATE A BUSINESS COMBINATION, THE COMPANY WILL REQUIRE ADDITIONAL FUNDS

For the Company to once again engage in operations, it will either need to raise additional funds through public or private debt or sale of equity, or it will need to acquire or enter into a merger transaction with an operating entity.  Company is currently seeking to engage in such a merger with an operating entity, but there is no guarantee that this merger will reach a successful completion.   If the merger fails and the Company seeks additional financing, this financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.

3.

THE COMPANY IS NOT AN OPERATING COMPANY AND DOES NOT HAVE ANY SIGNIFICANT CAPITAL.

Because the Company does not have much capital, it must limit its operations and there is little chance that operations will begin at any time soon, as a result of such limited capital, unless the Company obtains additional funding to acquire an operating entity or enters into a merger transaction with an operating entity.

4.

BECAUSE VENTURE FUND I  OWNS MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

Venture Fund I owns 29,000,000 common shares, constituting 73% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than Venture Fund I or Venture Fund I sells some of its shares, Venture Fund I will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.  This could result in a reduction in value to the common shares you own because of the  limited voting power. Venture Fund I’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

5.

THE COMPANY HAS NOT PAID DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common shares.  For the foreseeable future, the Company expects that earnings generated from the Company’s operations will be retained for use in its business and not to pay dividends.

6.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMPANY’S COMMON STOCK DIFFICULT.

Trading in the Company’s securities is subject to the “Penny Stock” Rules.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-Make a suitability determination prior to selling a penny stock to the purchaser;

-Receive the purchaser’s written consent to the transaction; and

-Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

Item 3. Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the close of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There have been no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending June 30, 2005, the Company was operating subject to U.S. Bankruptcy Court protection.  Beginning May 19, 2003, the Company had operated as a Debtor in Possession under the Bankruptcy Act. Under the provisions of the Bankruptcy Act, all actions pending at the date of filing are stayed, and basically become issues of what constitutes debt of the Company and its classification for priority and payment.

The Company received a confirmed Plan on December 14, 2004 and operated as a Post Confirmation Debtor under the Plan until December 20, 2005, when it received a signed Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Easter Division.  The Order provided for dismissal of the Company’s bankruptcy case.

Under the terms of the Plan of Reorganization and confirmation by the Bankruptcy Court as in effect during the period ending June 30, 2005, the Company, on May 3, 2005, completed the merger into a new corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. (“New Gasel”).  Upon completion of the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of New Gasel.  All of the Company’s assets became the assets of New Gasel, as did all of the liabilities, contracts, and obligations of the Company.  The officers and directors of New Gasel were the same as those of the Company.

Each existing shareholder continued to own a like amount of common shares in New Gasel as previously owned in the Company.  The exchange of shares in the Company for shares in New Gasel were exempt from registration under the Securities Act of 1933, as amended, and  have the same resale rights as the shares held in the Company (restricted shares would continue to be restricted).

Under the terms of the court-approved merger, New Gasel had 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $001, authorized for issuance compared to the 10,000,000 common shares, no par value, previously authorized for the Company.

The Plan of Reorganization contemplated that New Gasel would seek to raise up to an additional $1,500,000 in equity for it to fund the accelerated payoff of certain priority claims for withholding and payroll taxes, to fund the anticipated need for additional and/or replacement tractors and trailers, to fund a growth plan, and for working capital. While the Company was hopeful New Gasel would have been able to enter into an arrangement with an underwriter to raise additional equity capital, there could have been no assurances that it  would  have been able to do so; further, although contemplated by the Plan, if no such arrangement  could have been made, the Plan  would  not  have been affected.

Item 2. Unregistered Sales of Equity Securities and Use of proceeds.

On May 3, 2005, the Company merged into a new corporation formed by the Company, a company organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. Effective with the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of new Company; all of the assets of the Company are now the assets of new Company, as well as all of the liabilities, contracts, and obligations of the Company. The Company now has 100,000,000 common shares, par value $.001, as well as 10,000,000 preferred shares, par value $.001, authorized for issuance compared to the 10,000,000 common shares, no par value, previously authorized for the Company.

In May, 2005, the Company issued 800,000 shares of restricted common stock to Crescent Fund, LLC for professional services rendered to provide capital funding services and shareholder/public relations.  The Company valued these shares at $200,000 (Current market value of $.25 times 800,000 shares).

Subsequent to the period ending June 30, 2005, on December 30, 2005, Company entered into a private sale of stock under a Stock Purchase Agreement with Venture Fund I, Inc., under the terms of which Company sold 29,000,000 shares of its common stock for a price of $100,000.00, which transaction is described more fully at Item 5, below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote Security Holders.

None.

Item 5.  Other Information.

There were no matters during that period ending June 30, 2005, which required reporting on a Form 8-K but which were not reported.  However, this report on Form 10-QSB  is being filed substantially after the time period for which the report is made, and, as a result, there have been several subsequent events that occurred and which were reported on  Form 8-Ks, as follows:

 On June 17, 2005, Ronald K. Bishop resigned as a director of Gasel Transportation Lines, Inc. (the “Company”), and on June 29, 2005, Alan M. Blue resigned as a director.

On July 7, 2005, Michael J. Post, the sole remaining director appointed S. Gene Thompson, the Chief Financial Officer of the Company, as a director and as President of the Company, and appointed Sherman E. Crum as Secretary of the Company. Mr. Post then resigned as a director and from his positions as President and Chief Executive Officer of the Company. Mr. Post continued his employment with the Company in sales, recruiting, and strategic planning.

On August 15. 2005, the Company issued a press release in which it announced negative 2nd quarter financial  results, and disclosed that the Company’s business model as a Post Confirmation Debtor under Chapter 11 Reorganization was not working.  On June 21, 2005, the Company had accepted an arrangement with a logistics company to restructure its business operations and transition the Company to a non-asset-based operation.  This arrangement was abruptly terminated on August 1, 2005, and, as a result, Company had to cease operations on August 12, 2005.  It was then that the Company announced its plan to file a motion to convert the Chapter 11 Reorganization into a Chapter 7 Liquidation under the Federal Bankruptcy Code.

On December  19, 2005, the United Stated Bankruptcy Court, Southern District of Ohio, Eastern Division, conducted a hearing on an Order to Show Cause for Conversion or Dismissal, and entered a Dismissal, issued on December 20, 2005.

On December 30, 2005, the Company entered into a private sale of stock under a Stock Purchase Agreement (“SPA”) with Venture Fund I, Inc., a Nevada corporation owned and controlled by accredited investor Ruth Shepley, of Houston, Texas.  Under the terms of the SPA, Shepley purchased 29,000,000 shares of restricted common stock for a purchase price of $100,000.

Also on December 30, 2005, Company entered into a reverse triangular merger and holding company formation in which Jordan 1 Holdings Company, a Delaware corporation and a wholly owned subsidiary of the Company, became the holding company for Company, and Company merged into Gasel International Transportation Lines, Inc., a Delaware corporation and a subsidiary of Jordan 1 Holdings Company (“Jordan 1”).  Gasel International Transportation Lines, Inc. (“Gasel International”), emerged as the survivor of that merger.  Under the terms of the merger, shareholders of the Company’s common stock received an equivalent number of shares of the common stock of Jordan 1.  The reorganization was effected for the purpose of reorganizing the entities as a holding company structure under which Jordan 1 was the new parent company, with exactly the same shareholder base as before the reorganization.  Gasel International succeeded to all the former assets, liabilities and operations of Company by virtue of its position as the successor in interest to the Company in the reorganization.  Venture Fund I, the majority shareholder holding 73.08% of the voting shares of Company’s common stock, expressly consented to the merger.  As of December 30, 2005, the effective date of the reorganization, all of the shares of stock of Company representing ownership of Company under the name Gasel Transportation Lines, Inc. (“Gasel”) were deemed to represent the identical number of shares of Jordan 1, and the certificates were converted on the books and records of Jordan 1.

On December 31, 2005, Gasel International, the survivor of the merger with Gasel and the subsidiary of Jordan 1, was sold in a Stock Purchase Agreement between Jordan 1, as owner of all of Gasel International’s stock, to United Assurance, S.A., a company wholly-owned by accredited investor Steve Mills, of Dallas, Texas.

As of the date of filing of this report, Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, Company does not intend to  combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Company have to incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities. and therefore not be able to complete a business combination.

Item 6. Exhibits.

(a)

Financial Reports included in Part 1 of this report:

Consolidated Balance Sheet at June 30, 2005 (Unaudited)

Statements of Consolidated Operations for the Three

Months Ended June 30, 2005 and 2004 (Unaudited) and

for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Statements of Consolidated Cash Flows for the Six Months

Ended June 30, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements

(b)

Exhibits:

Exhibit

Exhibit

Number

Name

2.1

Agreement and Plan of Merger dated as of December 30, 2005, by and between Gasel Transportation Lines, Inc, Jordan 1 Holdings Company, and Gasel International transportation Lines, Inc. (1)

10.1

Stock Purchase Agreement dated December 30,2005, between Company and Venture Fund I. (2)

31

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

32

Section 1350 Certification by Chief Executive Officer of the Company.

(1)

Incorporated by reference to Exhibits filed with the Current Report on Form 8-K filed 1/6/06

(2)

Incorporated by reference to Exhibits field with the Current Report on Form 8-K filed 1/6/06

(c)

Reports on Form 8-K filed during the period ending June 30, 2005, and incorporated by reference herein:

Report on Form 8-K filed 5/3/05

Report on Form 8-K filed 7/14/05

Report on Form 8-K filed 8/15/05

Report on Form 8-K filed 1/5/06

Report on Form 8-K files 1/9/06

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.
(Registrant)
Date April 25 , 2006	/s/ S. Gene Thompson
(Signature)*

Date April 25, 2006	/s/ S. Gene Thompson
(Signature)* S. Gene Thompson, President and Chief Financial Officer

Index to Exhibits

Exhibit

Exhibit

Number

Name

2.1

Agreement and Plan of Merger dated as of December 30, 2005, by and between Gasel Transportation Lines, Inc, Jordan 1 Holdings Company, and Gasel International transportation Lines, Inc. (1)

10.1

Stock Purchase Agreement dated December 30,2005, between Company and Venture Fund I. (2)

31

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

32

Section 1350 Certification by Chief Executive Officer of the Company.

(1)

Incorporated by reference to Exhibits filed with the Current Report on Form 8-K filed 1/6/06

(2)

Incorporated by reference to Exhibits field with the Current Report on Form 8-K filed 1/6/06