Form 10QSB
period 2005-09-30
GASEL TRANSPORTATION LINES INC
filed 2006-05-01
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 30, 2005, there were 10,677,966 common shares, no par value issued and 10, 670,066 outstanding, with 7,900 shares held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes o No ýx

#

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at September 30, 2005 (Unaudited)

3

Statements of Consolidated Operations for the Three

Months Ended September 30, 2005 and 2004 (Unaudited) and

for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

4

Statements of Consolidated Cash Flows for the Nine Months

Ended September 30, 2005 and 2004 (Unaudited)

5-6

Notes to Consolidated Financial Statements

7-9

Item 2.  Management’s Discussion & Analysis

10-16

Item 3.  Controls and Procedures.

16

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Securities

17

Item 3.  Defaults Upon Senior Securities

17

Item 4.  Submission of Matters to a Vote of Security Holders

17

Item 5.  Other Matters

18-19

Item 6.  Exhibits and Reports on Form 8-K

18-19

#

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Sept 30, 2005

Sept 30, 2005

(Unaudited)

ASSETS

Current Assets

Cash and Cash Equivalents

$

169

Accounts Receivable-Trade, Net of Amounts Sold

  With Recourse of $161,060 and Allowance of $60,000

65,295

Other Current Assets

887

  Total Current Assets

66,351

TOTAL ASSETS

$

66,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Notes Payable

85,661

Accounts Payable-Trade

394,931

Accrued Contract Labor and Other Expenses

511,256

Current Portion – Long Term Debt

1,048,013

  Total Liabilities

2,039,861

Redeemable Warrants

50,000

Stockholders' Deficit

Common Stock, par value $.001, 100,000,000

  shares authorized, 10,677,966 issued

  and 10,670,066 outstanding

10,678

Additional Paid in Capital

2,835,589

Accumulated Deficit

(4,851,944)

Less: Treasury Stock, at cost, 7,900 shares

(17,833)

  Total Stockholders' Deficit

(2,023,510)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$

66,351

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

Three Months Ended

Nine Months Ended

Sept 30,

 Sept 30,

 Sept 30,

Sept 30,

2005

2004

2005

2004

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Income (Loss) from

Discontinued Operations

$ (324,947)

$

(138,588)

$

(898,721)

$

(523,936)

Gain from Debt

Extinguishment

        --

172,509

          --

658,065

Net Income (Loss) from

Discontinued Operations

$

 (324,947)

$

33,921

$

(898,721)

$

134,129

Basic Income (Loss)

Per Common Share

$   (.030)

$    .003

$   (.087)

$    .014

Diluted Income (Loss)

Per Common Share

$   (.030)

$    .003

$   (.087)

$    .013

Weighted Average

Shares Outstanding:

 Basic

10,670,066

9,870,066

10,312,557

9,870,066

 Diluted

10,670,066

9,869,687

10,312,557

9,969,778

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

Nine Months Ended

Sept 30,

Sept 30,

2005

2004

(Unaudited)

(Unaudited)

Cash Flows From Operating Activities

Net Income (Loss) from Discontinued Operations

$

(898,721)

$

134,129

Adjustments to Reconcile Net

Income(Loss) to Cash Provided by

Operating Activities:

  Reorganization Items

27,750

23,500

  Extinguishment of Debt

--

(685,065)

  Common Stock Issued as Compensation

200,000

--

  Depreciation and Amortization

288,185

1,015,199

  Loss on Transfer of Assets

19,565

--

  Bad Debts

--

19,135

  (Increase) Decrease in:

    Accounts Receivable-Trade

294,825

69,712

    Inventory

99,485

--

    Prepaid Expenses and Other Assets

238,312

56,120

  Increase (Decrease) in:

    Accounts Payable and Accrued Expenses

107,690

97,054

      Net Cash Provided by Operating

Activities Before Reorganization Items

377,091

729,784

Operating Cash Flows Used in

Reorganization Items:

Professional Fees Paid in Connection

with Chapter 11 Proceedings

 (9,750)

(23,500)

Net Cash Used by Reorganization Items

(9,750)

(23,500)

Net Cash Provided by Operating Activities

367,341

706,284

Cash Flows From Investing Activities

Purchases of Property and Equipment

(106,085)

(225,385)

    Net Cash (Used)

    by Investing Activities

(106,085)

(225,385)

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(continued)

Cash Flows From Financing Activities

Net Change in Cash Overdraft

(193,824)

(143,047)

Proceeds from Letter of Credit

39,456

--

Proceeds from Borrowings-Related Parties

--

73,245

Payments on Notes Payable-Related Parties

(28,246)

(70,808)

Principal Payments on Long Term Borrowings

(141,582)

(310,598)

    Net Cash (Used) by

    Financing Activities

(324,196)

(451,208)

Net Increase (Decrease) in Cash

$

(62,940)

$

29,691

Net Cash

 Beginning of Period

63,109

13,420

Net Cash

 End of Period

$

169

$

43,111

Supplemental Disclosures:

  Interest Paid

$

91,335

$

60,061

  Non-Cash Investing and Financing Activities:

    Notes and Mortgages Payable

    Reductions Upon Disposition of

    Fixed Assets

$

1,910,595

$      --

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gasel Transportation Lines, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

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

Note 3 – COMPANY MERGER

On May 3, 2005, the Company merged into a new corporation formed by the Company, a company organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. Effective with the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of the new Company; all of the assets of the Company are now the assets of new Company, as well as all of the liabilities, contracts, and obligations of the Company.

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

NOTE 5– DISCONTINUED OPERATIONS

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

The following is a summary of loss from discontinued operations for the three months and nine months ended September 30, 2005 and 2004:

Three Months Ended

Nine Months Ended

Sept 30,

 Sept 30,

 Sept 30,

Sept 30,

2005

2004

2005

2004

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

$

747,883

$

3,141,087

$

8,055,228

$

10,335,418

Cost of Revenue

834,837

2,839,539

7,436,699

9,424,898

Gross Profit (Loss)

(86,954)

301,548

618,529

910,520

Operating Expenses, Other

  Income (Expenses), and

  Reorganization  Items

237,993

440,136

1,517,250

1,434,456

Loss from Discontinued

  Operations

(324,947)

(138,588)

(898,721)

(523,936)

Extinguishment of Debt

     --

172,509

       --

658,065

Income(Loss)from

Discontinued Operations

Before Tax Provision

(324,947)

33,921

(898,721)

134,129

Provision for Income Taxes

                 --

                 --

                 --

                 --

Net Income (Loss) from

  Discontinued Operations

$

(324,947)

$

33,921

$

(898,721)

$

134,129

NOTE 6 - DISPOSITION OF PROPERTY AND EQUIPMENT

During the third quarter of 2005, the Company returned all of its property and equipment to secured creditors to satisfy the debt.  On August 12, 2005, Company debt was reduced by $1,910,595, representing the fair value of the property and equipment returned.  The carrying value of the property and equipment totaled $1,930,160, resulting in a loss on the disposition of property and equipment of $19,565, which is included in loss from discontinued operations.  As a result of the

GASEL TRANSPORTATION LINES, INC.

(Post-Confirmation Debtor)

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 6 - DISPOSITION OF PROPERTY AND EQUIPMENT (Cont’d)

default on these notes, the outstanding balances on these notes and mortgages payable were reclassified to current liabilities at September 30, 2005.  See Note 8.

NOTE 7 – NOTES PAYABLE

Notes payable consists of:

Advance from Letter of Credit	$ 39,457
Note Payable – Related Party	43,954
Note Payable – Other	2,250
$ 85,661

NOTE 8 – LONG TERM DEBT

Notes and mortgages payable, reclassified to current portion of long term debt at September 30, 2005, include the following.

Notes Payable	$ 710,862
Mortgages Payable	337,151
$ 1,048,013

NOTE 9 - SUBSEQUENT EVENTS

On December 20, 2005, the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division, issued a signed Order of Dismissal and Ordering Closing to Gasel.  The Order dismissed and closed the Company’s bankruptcy case.

On December 30, 2005 Gasel sold controlling interest (29,000,000 shares) of its outstanding common stock in a private sale of stock transaction.  Subsequently on

December 30, 2005, Gasel entered into a reverse triangular merger and holding company formation agreement transferring its stock and all shareholder rights to a newly created holding company, Jordan 1 Holdings, and its former assets, liabilities, and operations to a subsidiary of the holding company, Gasel International Transportation Lines, Inc.

On December 31, 2005, Gasel International was sold in a Stock Purchase Agreement, completing the asset disposition of Gasel Transportation and its survivor, Gasel International.

The effect of the subsequent events enumerated above was to essentially eliminate all of the Company’s assets and liabilities and to record debt forgiveness income for the net difference.  Because the transactions were not consummated until the fourth quarter, they are not reflected in the September 31, 2005 financial statements.

NOTE 10 – RECLASSIFICATIONS

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

In response to accelerated operating losses incurred in the 2nd Quarter of 2005, management sought a new direction for the Company to continue its operations and complete its bankruptcy plan. In an agreement with an Ohio-based logistics carrier, the Company tried to accelerate the utilization of owner operators, as contemplated in its confirmed Plan, and transition completely to a non-asset based (logistics) operation. On August 1, 2005, the arrangement with the logistics carrier to recapitalize Gasel and transition it to a non-asset-based operation was terminated.  Also on August 1, 2005, and related to the reorganization termination, Gasel’s receivable factoring agreement was canceled.  As a result, the Company completed the voluntary return (that started in July 2005 in connection with the proposed acquisition) of its equipment, real estate, and other assets to the creditors, and officially ceased its operations as of August 12, 2005.

On December 20, 2005, when it received a signed Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Easter Division, Company’s bankruptcy proceedings were terminated.  The Order provided for dismissal and not a conversion of the Company’s bankruptcy case.

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

Pending negotiation and consummation of a combination, Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as incurred.

Results of Operations

The interim financial information for the three and nine months ended September 30, 2005, and 2004 are unaudited. The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results of the interim periods are not necessarily indicative of the results for the entire year.  Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 “Loss From Discontinued Operations” format.

Three Months Ended September 30, 2005.

Revenues for the three months ended September 30, 2005, were $ 747,883, a decrease of

$ 2,393,204 ( 76.2%) from the $ 3,141,987 in revenues for the third quarter of 2004. The decrease in revenue was y due to the loss of revenue for approximately 53 % of the remaining 3rd quarter of 2005 resulting from discontinued operations as of August 12, 2005, and the decrease in the fleet as the equipment was voluntarily returned to creditors during July and August of 2005.

Cost of Revenue decreased in the third quarter of 2005 to $ 834,837 from $ 2,839,539 for the  same quarter of 2004. The decrease in Cost of Revenue totals $ 2,004,702 ( 70.6%), and was primarily due to the decrease in the fleet during the 3rd quarter of 2005 and complete shut down of operations at August 12, 2005.

Operating Expenses, Other Income (Expenses), and Reorganization Items decreased to  $ 237,993 for the third quarter of 2005 compared to $ 440,136 for the same period in 2004, a decrease of

$ 202,143 (45.9%). The decrease was the result of the reduction in the fleet during the 3rd quarter of 2005 and complete termination of operations at August 12, 2005.

The Loss From Discontinued Operations for the third quarter of 2005 was $(324,947), an increase of $ 186,359 (134.5%) from the loss of  $ (138,558) for the same period of 2004. This increase was a result of discontinuing operations in the mid-third quarter of 2005 where the Cost of Revenues exceeded Revenues by $ 86,954, and additional expenses from Operating Expenses, Other Expenses, and Reorganization Items totaling $ 237,993 increased the loss for the 3rd quarter of 2005.

A Net Loss From Discontinued Operations of $ (324,947) was an increase of $ 358,868 (1,057.9%) for the third quarter of 2005 compared the same period of 2004.

Nine Months Ended September 30, 2005

Revenues of $ 8,055,228 was a decrease of $ 2,280,190 (22.5%) and resulted from the loss of revenue for approximately 53 % of the remaining 3rd quarter of 2005 as operations were discontinued on August 12, 2005, and the decrease in the fleet as the equipment was voluntarily turned into creditors during July and August of 2005.

Cost of Revenue decreased $ 1,988,199 (21.1%) from $ 9,424,898 to $ 7,436,699 as a result of  discontinuing operations after approximately one half (47%) of the 3rd quarter elapsed, and due to the decrease in the fleet as equipment was returned to creditors during the first half of the 3rd quarter.

Operating Expenses, Other Expenses, and Reorganization Items increased by $ 82,794 (5.8%) from $ 1,434,456 to $ 1,517,250 primarily due to the accumulated increases in general and administrative expense, interest expense, and new stock issuance costs at the end of the 2nd quarter of 2005, offset by the $ 237,993 decrease in Operating Expenses, related to discontinued operations at August 12, 2005, for the 3rd quarter of 2005.

Loss From Discontinued Operations increased $374,785 (71.5%) from $(523,936) in 2004 to

$(898,721) in 2005 due to a decrease in the gross profit (Revenue – Cost of Revenue) of $291,991 (32.1%) and increase in Operating Expenses, Other Expenses, and Reorganization Items of $ 82,794 (5.8%).

Extinguishment of Debt was $ 0 for the nine-month period of 2005 compared to $ 658,065 for the same period in 2004, resulting in a Net Loss From Discontinued Operations of $ (898,721) for the nine months ended September 30, 2005, an increase of $ 1,032,850 (770.0%) compared to a profit of $ 134,129 for the same period in 2004.

Capital and Liquidity

The Company had cash of $169, and deficit working capital of $ (1,973,510) as of September 30, 2005. The Company does not have any external sources of liquidity, as it does not have any on-going operations at this time.

During the first half of 2005, freight demand continued weak, fuel prices rose to all time industry highs, and equipment breakdowns and operating costs accelerated with the aging company-owned tractors and trailers.

Revenues were also below profitable levels due to having less equipment in service caused by an increase in driver turnover, related to soft freight demand and increase in company equipment downtime, also during the first half of 2005

These conditions resulted in a Net Loss of $ (573,774) and deficit working capital of $(1,033,348) coming into the 3rd quarter of 2005.

Deficit working capital was increased by $ 940,162 as the Company incurred additional Losses From Discounted Operations during the 3rd Quarter of 2005 and returned assets to secured creditors, resulting from closing its operations on August 12, 2005, following a failed acquisition from another carrier, discussed in more detail below in Item 1. Legal Proceedings

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

a)

the ability to generate revenues; and

b)

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

Venture Fund I owns 29,000,000 common shares, constituting 73% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than Venture Fund I or Venture Fund I sells some of its shares, Venture Fund I will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.This could result in a reduction in value to the common shares you own because of the  limited voting power. Venture Fund I’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

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

Make a suitability determination prior to selling a penny stock to the purchaser;

Receive the purchaser’s written consent to the transaction; and

Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

Item 3. Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the close of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There have been no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending September 30, 2005, the Company was operating subject to U.S. Bankruptcy Court protection.  Beginning May 19, 2003, the Company had operated as a Debtor in Possession under the Bankruptcy Act. Under the provisions of the Bankruptcy Act, all actions pending at the date of filing are stayed, and basically become issues of what constitutes debt of the Company and its classification for priority and payment.

The Company received a confirmed Plan on December 14, 2004 and operated as a Post Confirmation Debtor under the Plan until December 20, 2005, when it received a signed Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Easter Division.  The Order provided for dismissal of the Company’s bankruptcy case.

Under the terms of the Plan of Reorganization and confirmation by the Bankruptcy Court as in effect during the period ending September 30, 2005, the Company, on May 3, 2005, completed the merger into a new corporation organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. (“New Gasel”).  Upon completion of the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of New Gasel.  All of the Company’s assets became the assets of New Gasel, as did all of the liabilities, contracts, and obligations of the Company.  The officers and directors of New Gasel were the same as those of the Company.

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

On June 21, 2005, the Company had accepted an arrangement with a logistics service to restructure its business operations and transition the Company to a non-asset-based operation, and this arrangement was abruptly terminated on August 1, 2005.  As a result, Company had to cease operations on August 12, 2005.  It was then that the Company announced its plan to file a motion to convert the Chapter 11 Reorganization into a Chapter 7 Liquidation under the Federal Bankruptcy Code.  On December 20, 2005, the Company received an Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Easter Division.

Item 2. Unregistered Sales of Equity Securities and Use of proceeds.

Subsequent to the period ending September 30, 2005, on December 30, 2005, Company entered into a private sale of stock under a Stock Purchase Agreement with Venture Fund I, Inc., under the terms of which Company sold 29,000,000 shares of its common stock for a price of $100,000.00, which transaction is described more fully at Item 5, below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote Security Holders.

None.

Item 5.  Other Information.

Subsequent events:

On December 20, 2005, the United Stated Bankruptcy Court, Southern District of Ohio, Eastern Division, conducted a hearing on an Order to Show Cause for Conversion or Dismissal, and entered a Dismissal.

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

Item 6. Exhibits.

(a)

Financial Statements included in Part 1 of this report:

Consolidated Balance Sheet at September 30, 2005 (Unaudited)

Statements of Consolidated Operations for the Nine

Months Ended September 30, 2005 and 2004 (Unaudited) and

for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Statements of Consolidated Cash Flows for the Nine Months

Ended September 30, 2005 and 2004 (Unaudited)

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

(1)

Incorporated by reference to Exhibits filed with the Current Report on Form 8-K filed 1/6/06

(2)

Incorporated by reference to Exhibits field with the Current Report on Form 8-K filed 1/6/06

(c)

Reports on Form 8-K filed during or subsequent to the period ending September 30, 2005, and incorporated by reference herein:

Report on Form 8-K filed 7/14/05

Report on Form 8-K filed 8/15/05

Report on Form 8-K filed 1/5/06

Report on Form 8-K files 1/9/06

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.
(Registrant)
Date April 25, 2006	/s/ S. Gene Thompson
(Signature)*

Date April 25, 2006	/s/ S. Gene Thompson
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