Form 10KSB
period 2005-12-31
GASEL TRANSPORTATION LINES INC
filed 2006-05-02
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-30185

Jordan I Holdings Company

(formerly Gasel Transportation Lines, Inc.)

(Name of small business issuer in its charter)

Delaware                                20-4763096

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

                     incorporation or organization)

                       501 Johnstone, Suite 501, Bartlesville, Ok

     74003

(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (614) 306-2938

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares,  $ .001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [   ]    No [ X  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [   X   ]     No    [       ]

Issuer’s revenues for its most recent fiscal year:   $ 8,005,228 (included in the loss from discontinued operations)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 31, 2006 ($.13) was:   $ 1,384,885.    For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates.   Therefore the number of shares of our common stock held by non-affiliates as of January 31, 2006 was 10,652,966.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of January 31, 2006:  39,677,966 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check one):  Yes    [       ]    No    [  X

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Stock and Related

Stockholder Matters

Item 6 Management’s Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure

Item 8A. Certain Controls and Procedures

Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers and Control Persons;

Compliance with Section 16 (a) of the Securities Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners

and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

SIGNATURES

PART I

Item 1. Description of Business.

Until it closed its operations on August 12, 2005, Gasel Transportation Lines, Inc. ( “Gasel”, or the “Company"), a corporation that was originally organized under the laws of the State of Ohio on January 27, 1988, operated primarily as a truckload contract carrier with various customers that shipped truckload quantities of refrigerated and non-refrigerated commodities over various distances on a nationwide basis. In addition to its primary business, Gasel operated two driver training schools, located in Marietta and Nelsonville, Ohio.

On May 19, 2003, Gasel filed for protection from its creditors and for Reorganization under Chapter 11 of the U.S. Bankruptcy Act, and underwent numerous operating changes.  Gasel operated as a Debtor in Possession until December 14, 2004, when it received a confirmed Plan of Reorganization by majority vote of its creditors.  The court order approving the 3rd amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.  Receipt of the confirmed Plan transitioned Gasel to a Post Confirmation Debtor and into the final stage of emerging from bankruptcy upon substantial completion of the Plan.   Gasel operated as a Post Confirmation Debtor under the Plan until December 20, 2005, when it received a signed Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division.  The Order provided for dismissal of Gasel’s bankruptcy case.

On December 30, 2005, Gasel entered into a private sale of stock under a Stock Purchase Agreement (“SPA”) with Venture Fund I, Inc., a Nevada corporation owned and controlled by accredited investor Ruth Shepley, of Houston, Texas.  Under the terms of the SPA, Shepley purchased 29,000,000 shares of restricted common stock for a purchase price of $100,000.

Also on December 30, 2005,  Gasel entered into a reverse triangular merger and holding company formation in which Jordan 1 Holdings Company, a Delaware corporation and a wholly-owned subsidiary of  Gasel, became the holding company for  Gasel, and  Gasel merged into Gasel International Transportation Lines, Inc., a Delaware corporation and a subsidiary of Jordan 1 Holdings Company (“Jordan 1”,or the “Company”).  Gasel International Transportation Lines, Inc. (“Gasel International”) emerged as the survivor of that merger.  Under the terms of the merger, shareholders of Gasel’s common stock received an equivalent number of shares of the common stock of Jordan 1.  The reorganization was effected for the purpose of reorganizing the entities as a holding company structure under which Jordan 1 was the new parent company, with exactly the same shareholder base as before the reorganization.  Gasel International succeeded to all the former assets, liabilities and operations of Company by virtue of its position as the successor in interest to the Company in the reorganization.  Venture Fund I, the majority shareholder holding 73.08% of the voting shares of Company’s common stock, expressly consented to the merger.  As of December 30, 2005, the effective date of the reorganization, all of the shares of stock of Gasel representing ownership of Gasel under the name Gasel Transportation Lines, Inc. were deemed to represent the identical number of shares of Jordan 1, and the certificates were converted on the books and records of Jordan 1.

On December 31, 2005, Gasel International, the survivor of the merger with Gasel and the subsidiary of Jordan 1, was sold in a Stock Purchase Agreement between Jordan 1, as owner of all of Gasel International’s stock, to United Assurance, S.A., a company wholly-owned by accredited investor Steve Mills, of Dallas, Texas.

As of the date of filing of this report, Jordan 1currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, Jordan 1does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, Jordan 1anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Jordan 1 incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as incurred.

Equipments and Employees: Since disposing of its operations and returning its equipment, real estate and other assets to its creditors, starting in July 2005, Jordan 1 has had no operations and owns no equipment.  Jordan 1’s only employee is its President.

Item 2. Description of Property.

 Jordan 1’s office space is provided rent-free by its President, and it is anticipated that this will be the case until it successfully consummates a merger or acquisition, or other business combination.   Jordan 1 anticipates that this arrangement will meet its needs.

Item 3. Legal Proceedings.

On May 19, 2003, the Gasel filed for protection from its creditors and for Reorganization under Chapter 11 of the U.S. Bankruptcy Act, and underwent numerous operating changes.  Gasel operated as a Debtor in Possession until December 14, 2004, when it received a confirmed Plan of Reorganization by majority vote of its creditors.  The court order approving the 3rd amended Plan of Reorganization with accompanying stipulations from various creditors was issued on December 30, 2004.  Receipt of the confirmed Plan transitioned Gasel to a Post Confirmation Debtor and into the final stage of emerging from bankruptcy upon substantial completion of the Plan.  Gasel operated as a Post Confirmation Debtor under the Plan until December 20, 2005, when it received a signed Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Easter Division.  The Order provided for dismissal of Gasel’s bankruptcy case.

There are no other legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year

2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

(A) The common shares of the Company have been traded in the over-the-counter market and been included on the OTC Bulletin Board under the trading symbol GSEL. The following table sets forth the range of the high and low bid prices for the common shares of the Company for each quarter during the past two years, as reported by The NASDAQ Stock Market, Inc. These prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                  Bid Prices

                                       High                  Low

Calendar Year 2005

First Quarter

$

0.37

$

0.17

Second Quarter

$

0.39

$

0.18

Third Quarter

$

0.26

$

0.04

Fourth Quarter

$

0.03

$

0.02

Calendar Year 2004

First Quarter

$

0.13

$

0.07

Second Quarter

$

0.38

$

0.11

Third Quarter

$

0.55

$

0.30

Fourth Quarter

$

0.77

$

0.22

(B) On March 28, 2006, there were 76 shareholders of record of the common shares.

(C) The Company has never declared a cash dividend on its common shares and no assurance can be given that the Company will declare any cash dividend on its common shares in the future. Payments of dividends are within the discretion of the Company's Board of Directors and depend upon the earnings, capital requirements, and operating and financial condition of the Company, among other factors. The Company has no operations or earnings from operations, and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

On December 30, 2005, Gasel entered into a private sale of stock under a Stock Purchase Agreement with Venture Fund I, Inc., under the terms of which Gasel sold 29,000,000 shares of its common stock for a price of $100,000.00, The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

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

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed here, and since Company is no longer operating, future results likely differ materially from the information set forth here. Factors that could negatively impact the Company’s future include, but are not limited to, the war in Iraq, adverse changes in general economic conditions, Company’s ability to successfully consummate a business combination, interest rates, the ability to borrow working capital, and other factors. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this annual report.

During the third quarter of 2005, Gasel Transportation Lines ceased its operations.  As a result, the operations for the years ended December 31, 2005 and 2004 have been accounted for as a discontinued operation “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

RESULTS OF OPERATIONS

Revenues for the twelve months ended December 31, 2005, decreased $ 5,989,121 (42.6%) to

$ 8,055,228 from $ 14,044,349 for the year ended 2004. Decreased revenues were due to Company’s discontinued operations on August 12, 2005 where no revenues were incurred for approximately one half of the 3rd quarter and all of the 4th quarter of 2005.

The cost of revenue decreased $ 5,131,338 (40.8%) from $ 12,605,135 in 2004 to $ 7,473,797 in 2005. The decline in the cost of revenue was due to the close of operations at approximately mid-third quarter 2005.

Operating Expenses, Other Income (Expenses) decreased from a net expense of ($ 3,271,367) in 2004 to a net expense of ($ 1,721,438) in 2005.   The decrease of $ 1,549,929 (47.4%) was due to discontinued operations during the 3rd quarter of 2005.

Gain on Sale of Discontinued Operations was $ 500 for 2005 compared to $ 0 for 2004, and resulted from the sale of the Company’s subsidiary, Gasel International, on December 31, 2005.

Extinguishment of Debt was $ 2,114,796 in 2005, and resulted from the sale of the Company’s subsidiary carrying the liabilities that were obligations of the original operating company (Gasel Transportation) and that are not asserted against the surviving parent, Jordan 1 Holdings, and it was a decrease of $ 1,585,554 (42.8%) from $ 3,700,350 for the year 2004 that resulted from the write down of debt related to the Company’s approved bankruptcy plan.

Net Income From Discontinued Operations was $ 975,289 for 2005, a decrease of $ 892,908 (47.8%) from $ 1,868,197 in 2004, and resulted from the extinguishment of debt. (See Note 11)

CAPITAL AND LIQUIDITY

As of December 31, 2005, the Company had cash of $ 500 and a Shareholders’ Deficit of

$ (49,500).

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

Pending negotiation and consummation of a combination, Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Company need to incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities.

Company’s common stock is currently traded on the Pink Sheets under the symbol “GSEL.”

Employees

The Company has no employees as of the date of this reporting other than its sole officer.

Research and Development Expenditures

The Company has not incurred any research or development expenditures during the year ending December 31, 2005.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

At this time, the Company has not provided annual reports to security holders However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Company’s electronic filings.

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

This could result in a reduction in value to the common shares you own because of the ineffective voting power. Venture Fund I’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

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

-

Make a suitability determination prior to selling a penny stock to the purchaser;

-

Receive the purchaser’s written consent to the transaction; and

-

Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc)

Marietta, Ohio

We have audited the accompanying balance sheet of Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc), as of December 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc), as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc) has no operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

February 28, 2006

INDEX

FINANCIAL STATEMENTS

Independent Auditor’s Report

Balance Sheet at December 31, 2005

Statements of Operations for the

Years Ended December 31, 2005 and 2004

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2005 and 2004

Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

Notes to Financial Statements

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

BALANCE SHEET

December 31, 2005

ASSETS

Current Assets

Cash and Cash Equivalents

$

  500

TOTAL ASSETS

$

500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Redeemable Warrants

50,000

Stockholders' Deficit

Preferred Stock, $.001 par value, 10,000,000

  shares authorized, none issued and outstanding

Common Stock, $.001 par value, 100,000,000

  shares authorized, 39,677,966 issued

  and 39,670,066 outstanding

39,678

Additional Paid in Capital

2,906,589

Accumulated Deficit

 (2,977,934)

Less: Treasury Stock, at cost, 7,900 shares

(17,833)

  Total Stockholders' Deficit

(49,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$

500

See accompanying notes to financial statements.

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

2005

2004

(Loss)from Discontinued Operations

$

(1,140,007)

$

(1,832,153)

Gain on Sale of Discontinued Operations

500

--

Gain from Extinguishment of Debt

2,114,796

3,700,350

Net Income From Discontinued Operations

 Before Tax Provision

975,289

1,868,197

Provision for Income Taxes

                     --

                     --

Net Income from Discontinued Operations

$

975,289

$

1,868,197

Basic Income(Loss) Per Share

$                .092

$               .189

Diluted Income(Loss) Per Share

$                .091

$               .187

Weighted Average Common Shares Outstanding:

Basic

10,559,381

9,870,066

Diluted

10,658,821

9,973,057

See accompanying notes to financial statements

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2005 and 2004

Additional

Common Stock

Paid in

Accumulated

Treasury

Shares

Amount

Capital

(Deficit)

Stock

Totals

Balances, December 31, 2003

9,877,966

$2,543,481

$102,786

$

$(5,821,420)

$

(17,833)

$

(3,192,986)

  Net Income

1,868,197

1,868,197

Balances, December 31, 2004

9,877,966

2,543,481

102,786

(3,953,223)

(17,833)

(1,324,789)

Shares converted from Gasel-Ohio

  To Gasel-Delaware Corporation

  (Par values established)

(2,533,603)

2,533,603

--

Common stock issued for

  Consulting services

800,000

800

199,200

200,000

Common stock issued for cash

29,000,000

29,000

71,000

100,000

Gasel stock cancelled in

  Merger with Jordan 1 Holdings

         --

--

Jordan 1 Holdings Co stock issued

  In merger with Gasel

         --

 --

  Net Income

975,289

975,289

Balances, December 31, 2005

39,677,966

$

39,678

$

2,906,589

$

(2,977,934

$(17,833)

   (49,500)

See accompanying notes to the financial statements.

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

2005

2004

Cash Flows From Operating Activities:

Net Income from Discontinued Operations

$

975,289

$

1,868,197

Adjustments to Reconcile Net Income (Loss)

to Net Cash Provided by Operating Activities:

  Gain on Sale of Discontinued Operations

(500)

--

  Extinguishment of Debt

(2,114,796)

(3,700,350)

  Common Stock Issued as Compensation

200,000

--

  Depreciation and Amortization

288,185

1,276,560

    Loss on Disposition of Assets

112,478

206,766

  Impairment Loss

--

1,051,951

  Bad Debt

83,628

24,773

 (Increase) Decrease in:

    Accounts Receivable-Trade

276,492

53,349

    Inventory

99,485

2,692

    Prepaid Expenses and Other Assets

239,199

28,675

  Increase (Decrease) in:

    Accounts Payable and Accrued Expenses

97,929

(2,473)

      Net Cash Provided by Operating Activities

257,389

810,140

Cash Flows From Investing Activities

Purchases of Property and Equipment

 (106,085)

(261,902)

Proceeds from Sale of Discontinued Operations

500

          --

      Net Cash Provided (Used) by

        Investing Activities

(105,585)

(261,902)

Cash Flows From Financing Activities

Net Change in Cash Overdraft

(193,824)

(44,595)

Proceeds from Letter of Credit

39,456

 --

Proceeds from Issuance of Common Stock

100,000

--

Proceeds from Borrowings-Related Parties

--

127,793

Payments on Notes Payable-Related Parties

(28,246)

(109,223)

Principal Payments on Long Term Borrowing

(131,799)

(472,524)

      Net Cash Used by Financing Activities

(214,413)

(498,549)

Net Increase (Decrease) in Cash

(62,609)

 49,689

Net Cash & Cash Equivalents

 Beginning of Period

63,109

13,420

Net Cash & Cash Equivalents

 End of Period

$

  500

$

  63,109

See accompanying notes to financial statements.

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

(continued)

2005

2004

Supplemental Disclosures:

  Interest Paid

$

97,734

$

85,170

  Non-Cash Investing and Financing Activities:

    Notes Payable, Mortgages and Capital

    Lease Obligation Reductions Upon

    Disposition of Fixed Assets

$

1,817,682

$

1,005,351

    Write Down of Notes and Mortgages

    Payable as a Result of

    Debt Restructuring

$                   --

$

2,466,600

See accompanying notes to financial statements.

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

This summary of significant accounting policies of Jordan 1 Holdings Company, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Business

The registrant, Jordan 1 Holdings Company “Company” (formerly Gasel Transportation Lines, Inc. (”Gasel”), a Delaware Corporation, ceased operations in August, 2005.  On December 28, 2005, Jordan 1 Holdings Company was formed as a wholly-owned subsidiary of Gasel.  Also on December 28, 2005, Gasel International Transportation Lines, Inc. (“Gasel International”) was formed as a wholly owned subsidiary of Jordan 1 Holdings Company.  On December 30, 2005, Gasel merged with its subsidiary, Gasel International.  On December 31, 2005, Jordan 1 Holdings sold Gasel International to an individual for $500.

As a result of the above, the pre-existing creditors of the original operating entity, Gasel Transportation Lines, Inc., were spun off through the sale of Gasel International, creating a Gain on Sale of Discontinued Operations of $500.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  For the period from August 1, 2005 to December 31, 2005, the Company had no revenues.  (See Note 11)

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

As of December 31, 2005, the Company has an accumulated deficit of $2,977,934.  The ability of the Company to continue with respect to any planned principle business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital and a profitable operation.  There is no guarantee that the Company will be able to complete any of the above objectives.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

The original shareholders of Gasel Transportation Lines, Inc. held 9,877,966     shares of common stock as of December 31, 2004.  On May 3, 2005, the Registrant, Gasel, merged into a new corporation formed by the Company, a company organized under the laws of Delaware by the same name, Gasel Transportation Lines, Inc. Effective with the merger, each common share, no par value, of the Company was exchanged for one common share, par value $.001, of the new Company; all of the assets of the Company are now the assets of new Company, as well as all of the liabilities, contracts, and obligations of the Company.

The Company now has 100,000,000 common shares, par value $.001, as well as    10,000,000 preferred shares, par value $.001, authorized for issuance compared to the 10,000,000 common shares, no par value, previously authorized for the Company.

In May, 2005, Gasel Transportation Lines, Inc. “Gasel”) issued 800,000 shares of restricted common stock to Crescent Fund, LLC for professional services rendered to provide capital funding services and shareholder/public relations. Gasel valued these shares at $200,000 (current market value of $.25 times 800,000 shares).

On December 30, 2005 Gasel sold controlling interest (29,000,000 shares) of its outstanding common stock in a private sale of stock transaction.  Subsequently on December 30, 2005, Gasel entered into a reverse triangular merger and holding    company formation agreement transferring its stock and all shareholder rights to a newly created holding company, Jordan 1 Holdings Company, and its former assets, liabilities, and operations to a subsidiary of the holding company, Gasel International.  At the time of the merger, the 39,677,966 shares of common stock were converted one-for-one to Jordan 1 common shares.

NOTE 4 – LOSS FROM DISCONTINUED OPERATIONS

During the third quarter 2005, Gasel ceased operations.  As a result, the operations for the years ended December 31, 2005 and 2004 have been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  (See Note 11)

NOTE 5 – GAIN ON SALE OF DISCONTINUED OPERATIONS

On December 30, 2005, Gasel International was acquired by a third party in exchange for $500.  Jordan 1 had determined the fair value of Gasel International to be a nominal amount and assigned no value to the Gasel International liabilities (formerly the liabilities of Gasel Transportation Lines, Inc.).  In connection with the sale, Jordan 1 recognized a gain on sale of discontinued operations of $500 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NOTE 6 – EXTINGUISHMENT OF DEBT

As of the December 30, 2005 acquisition of Gasel International, Jordan 1’s legal counsel determined that third party collection attempts on the obligations listed below were barred against Jordan 1 based on Oklahoma law, as Jordan 1 became the parent corporation at the time of the reorganization, and at that time and subsequent to it, Jordan 1 never operated, managed, financed, received assets, transferred assets, guaranteed debts or obligations, nor took any actions with respect to Gasel International, such that the remaining debts of Gasel cannot be asserted against Jordan 1.  $3,700,350 of the total debt is shown as debt extinguishment in 2004 and $2,114,796 in 2005.  The following is a detail of the extinguishment of debt for 2005 and 2004.

2005

2004

Accounts Payable

$

422,872

$

1,091,061

Accrued Expenses

166,791

33,279

Payroll Liabilities

288,764

--

Notes and Mortgages Payable

1,236,369

2,534,357

Capital Lease Obligations

--

    41,653

$

2,114,795

$

 3,700,350

NOTE 7 – INCOME TAXES

Income tax expense (benefit) consists of:

December 31,

2005

2004

     Current:

     Federal

$

--

$

--

     State

--

--

$

--

$

   --

     Deferred:

     Federal

$

 --

$

   --

     State

--

   --

$

  --

$

--

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rates to income tax provisions is as follows:

December 31,

2005

2004

     Income tax at statutory rates

$

(331,000)

$   (635,000)

     Add:  Tax effect of

             Permanent differences

--

  --

           Utilization of

             Net operating loss carryforward

331,000

     635,000

           Increase in valuation allowance

 --

--

     Total income tax provision

$

--

$

--

Because of Internal Revenue Code Section 382, an ownership change which occurred in December, 2005 will restrict the carry-forward of virtually all prior losses.  The cumulative net operating loss carry-forward to 2006 is approximately $0.

NOTE 8 - EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2005 and 2004, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants.  This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

December 31,

2005

2004

     Income (loss) available to

     common stockholders used

     in basic EPS and diluted EPS

$

975,289

$

1,868,197

     Weighted average number of

     common shares used in basic EPS

10,559,381

 9,870,066

     Effect of dilutive securities:

           Stock options and warrants

99,440

   102,991

     Weighted average number of common

     shares and dilutive potential common

     stock used in diluted EPS

10,658,821

9,973,749

NOTE 9 - STOCK OPTIONS

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

A summary of the status of the Company’s stock option plan as of December 31, 2005 and 2004, and changes during the years then ended is presented below:

2005

2004

Weighted

Weighted

Average

Average

Exercise

Exercise

Options

Price

Options

Price

     Outstanding at beginning

        of year

410,000

$

.70

410,000

$

.70

     Granted

 --

     --

     Exercised

--

     --

     Forfeited

--

         --

     Outstanding at

        end of year

410,000

$

.70

410,000

$

.70

     Exercisable at

        end of year

410,000

410,000

     Weighted average fair

        value of options

        granted during the period

          --

$

--

         --

$

--

The following table summarizes information about stock options outstanding at December 31, 2005.

Weighted

Range

Number

Average

Weighted

Number

Of

Outstanding

Remaining

Average

Exercisable

Exercise

at

Contractual

Exercise

at

Prices

12/31/05

Life

Price

12/31/05

$.95

210,000

1.42

$.95

210,000

$.50

100,000

1.75

$.50

100,000

$.35

100,000

6.58

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  There were no options granted during the year ended December 31, 2005; therefore, no pro forma presentations are required.

NOTE 10 - WARRANTS

As part of the December, 2000 acquisition of the freight transport and freight brokerage business of Eagle Transportation Services, Inc., and Eagle Transport, Inc., the Sellers were granted warrants to purchase 100,000 shares of common stock at $2.50 per share and 75,000 shares of common stock at $3.00 per share, exercisable after one year and expiring in 10 years.

On July 25, 2002, Gasel issued warrants to purchase 100,000 shares of common stock to CitiCapital Commercial Corporation for valuable consideration.  The exercise price of the warrants is $.001 per share.  The consideration was an agreement by CitiCapital to defer late payments on equipment loans and two additional payments owed by Gasel to the end of the loan terms without penalty or rewrite fees.  The warrants may not be exercised for a period of three years after date of issuance and expire five years after issue date; the warrants are to be adjusted for share dividends or stock splits.  CitiCapital also has the right to require the Company to buy back the warrants at a price of $.50 per warrant anytime between the 32nd month after issue date and the end of the warrant term.

On August 5, 2002, Gasel and S. Gene Thompson executed an Employment Agreement outlining the terms and conditions of Mr. Thompson’s employment as Vice President and Chief Financial Officer.  In accordance with the terms of this agreement, Mr. Thompson was given 25,000 shares of common stock, no par value, of the Company; warrants to purchase an additional 25,000 shares of common stock, no par value, of Gasel at an exercise price of $.35 per share; and will receive additional warrants to purchase 50,000 shares of common stock in the future at the market price effective on the grant dates, which were to be given on January 1, 2003 and January 2, 2004.  The warrants may be exercised at any time within a 10-year period after the date of issuance.  In the event the Company shall terminate Mr. Thompson’s employment prior to the end of the three year term, or should Gasel enter into a merger or other combination with another company, then the grant date of future warrants shall be accelerated to the date of such merger, combination or termination.

A summary of the status of the Company’s warrants as of December 31, 2005 and 2004, and changes during the years then ended is presented below:

2005

2004

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

     Outstanding at

        beginning of year

300,000

$

1.61

300,000

$

1.61

     Granted

--

--

     Exercised

--

--

     Expired

          --

--

     Outstanding at

        end of year

300,000

$

1.61

300,000

$

1.61

     Warrants Exercisable

        At End of Period

300,000

200,000

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE 11 DISCONTINUED OPERATIONS

The following is a summary of the net income from discontinued operations for the years ended December 31, 2005 and 2004:

2005

2004

Revenues

$

8,055,228

$

14,044,349

Cost of Revenue

7,473,797

12,605,135

Gross Profit

581,431

1,439,214

Operating Expenses, Other

  Income (Expenses)

1,721,438

3,271,367

Loss from Discontinued

  Operations

(1,140,007)

(1,832,153)

Gain on Sale of

  Discontinued Operations

500

--

Extinguishment of Debt

2,114,796

3,700,350

Income from

Discontinued Operations

Before Tax Provision

975,289

1,868,197

Provision for Income Taxes

 --

--

Net Income from

  Discontinued Operations

$

975,289

$

1,868,197

Item 8. Changes In and Disagreements With Accountants on Accounting and

Financial Disclosure.

None.

Item 8A. Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining disclosure controls and procedures for the Company. Current or past Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the close of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

With Section 16(a) of the Exchange Act.

The Officers and Directors of the Company are as follows:

Name

Age

Position With Company

S. Gene Thompson

 57

President, Chief Financial Officer, sole Director

S. Gene Thompson was Vice President and Chief Financial Officer from May, 2001 to July, 2005, when he was appointed the position of President. From early in 2000 until his election to office with the Company, he acted as a financial consultant to the Company. In the year before that, he was a financial consultant to Sunland Distribution, a transportation company with its offices in Florida. Before commencing his financial consulting positions, he spent three years as General Manager at Holiday Island Resort, a 5,000 acre resort community, and has held management and executive positions in operations and administration for various national common carriers over most of his career. He has a MBA from the University of Arkansas.

The position of director is for a one year term and until a successor is elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All reports required to be filed by management on Form 4 were filed timely.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Annual Compensation

Long Term Compensation

Awards

Name and Principal

Year

   Salary

Securities Underlying

Gene Thompson, President

2003

$  80,600

2004

$  74,668

2005

$  61,993

The Company pays its Directors a fee of $1,000 for each meeting attended. The

Company's Code of Regulations authorizes the Board of Directors to fix Directors compensation without shareholder approval.

 Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) The following is a table of all persons known to the Company to be the beneficial owner of more than 5% of the Company's voting securities on December 31, 2005.

Title of Class

Name and Address of

Amount and

Percent of

Beneficial Owner

Nature of

Class

Beneficial Owner

Common shares

Venture Fund I

29,000,000

73%

Ruth Shepley, President

3726 Northgate Village Dr.

Houston, Texas 77068

(b) The following is a table setting forth for management the beneficial ownership of the voting securities of the Company as of December 31, 2005.

Title of Class

Name and Address

Amount and

Percent of

of Beneficial

Nature of

Class

Owner

Beneficial Owner

Common shares

S. Gene Thompson

25,000(1)

.063%(2)

Common shares

Directors/officers

25,000(1)

.063%(2)

as a group

(1) Does not include existing options to acquire 75,000 shares.

(2) Including options for 75,000 shares, percentage is .25% of class

Item 12. Certain Relationships and Related Transactions.

None.

Item 13.

a) Financial Statements, Included in Part II of this Report:

Independent Auditor’s Report

Balance Sheet at December 31, 2005

Statements of Operations for the

Years Ended December 31, 2005 and 2004

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2005 and 2004

Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

Notes to Financial Statements

b) Exhibits

2.1

Agreement and Plan of Merger dated as of December 30, 2005, by and between Gasel Transportation Lines, Inc, Jordan 1 Holdings Company, and Gasel International transportation Lines, Inc. (1)

3.1

Articles of Incorporation (2)

3.2

Code of Regulations, as amended (2)

10.1

Stock Purchase Agreement dated December 30, 2005, between Company and Venture Fund I. (3)

31

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

32

Section 1350 Certification by Chief Executive Officer of the Company.

(1)

Incorporated by reference to Exhibits filed with the Current Report on Form 8-K filed 1/6/06

(2)

Incorporated by reference to Form 10SB12G filed March 31, 2003.

(3)

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

Report on Form 8-K filed 1/5/06

Report on Form 8-K files 1/9/06

Item 14. Principal Accountant Fees and Services.

Audit and Other Fees Paid to Independent Auditors

The following table presents fees billed by Goff Backa Alfera & Company, LLC,

for professional services rendered to us in fiscal years ended December 31, 2004 and December 31, 2005.

Services Rendered

Fiscal 2005

Fiscal 2004

Audit Fees

$   23,000

$   35,500

Audit Related Fees

$        0

$       0

Tax Fees

$        0

$       0

All Other Fees

$        0

$       0

The audit fees paid to Goff Backa Alfera & Company for the Fiscal 2004 audit were not incurred or paid until 2005, and those for Fiscal 2005 were not incurred or paid until 2006.

Audit Fees

The audit fees are billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Quarterly Reports on Form 10-QSB.

Audit-Related Fees

We did not incur any audit-related fees from our independent auditors for fiscal year 2004 or 2005.

Tax Fees

We did not incur any tax fees from our independent auditors for fiscal years

2004 and 2005.

All Other Fees

We did not incur any fees from our independent auditors for all other services

(other than audit services and audit-related services) in fiscal years 2004 and

2005.

Pre-Approval Policy for Services by Independent Auditors

Our Audit Committee implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee prior to the commencement of the services, subject to certain de-minimus non-audit service (as described in Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee approves it prior to the service being completed. Since May 6, 2003, the effective date of the SEC's rules requiring Audit Committee pre-approval of all audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gasel Transportation Lines, Inc.

(Registrant)

By          /s/ S. Gene Thompson

(Signature and Title) President, Chief Financial Officer, and Director *

Date April 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ S. Gene Thompson

(Signature and Title) S. Gene Thompson, President and Chief Financial Officer*

Date April 25, 2006

Index to Exhibits

Exhibit Number

 Exhibit Name

2.1

Agreement and Plan of Merger dated as of December 30, 2005, by and between Gasel Transportation Lines, Inc, Jordan 1 Holdings Company, and Gasel International transportation Lines, Inc. (1)

3.1

Articles of Incorporation (2)

3.2

Code of Regulations, as amended (2)

10.1

Stock Purchase Agreement dated December 30, 2005, between Company and Venture Fund I. (3)

31

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

32

Section 1350 Certification by Chief Executive Officer of the Company.

(1)

Incorporated by reference to Exhibits filed with the Current Report on Form 8-K filed 1/6/06

(2)

Incorporated by reference to Form 10SB12G filed March 31, 2003.

(3)

Incorporated by reference to Exhibits field with the Current Report on Form 8-K filed 1/6/06

(c)

Reports on Form 8-K filed during or subsequent to the period ending September 30, 2005, and incorporated by reference herein:

Report on Form 8-K filed 7/14/05

Report on Form 8-K filed 8/15/05

Report on Form 8-K filed 1/5/06

Report on Form 8-K files 1/9/06