Form 10QSB
period 2006-03-31
JORDAN 1 HOLDINGS CO
filed 2006-05-11
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB (Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 0-30185

Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	20-4763096
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Johnstone, Suite 501, Bartlesville, OK	74003
(Address of principal executive offices)	(zip code)

(614) 306-2938
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xý  No o.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 1, 2006, there were 39,677,966 common shares, no par value issued and 39,670,066 outstanding, with 7,900 shares held in the treasury.

Transitional Small Business Disclosure Format (Check one): Yes o No ýx

#

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet at March 31, 2006 (Unaudited)

3

Statements of Operations for the Three Months Ended

4

March 31, 2006 and 2005(Unaudited)

Statements of Cash Flows for the Three Months

5

Ended March 31, 2006 and 2005 (Unaudited)

Notes to Financial Statements

6

Item 2.  Management’s Discussion & Analysis of Financial Condition and

             Results of Operations

         7 - 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   12

Item 4.  Controls and Procedures.

   12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings – Not Applicable

   12

Item 2.  Unregistered Sales of Equity Securities.  Use of Proceeds and Issuer Purchases

  of Equity Securities – Not Applicable

   12

Item 3.  Defaults Upon Senior Securities – Not Applicable

   12

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

   12

Item 5.  Other Matters – Not Applicable

   12

Item 6.  Exhibits

        13 - 17

#

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

BALANCE SHEET

March 31, 2006

 (Unaudited)

ASSETS

Current Assets

Cash and Cash Equivalents

$

 500

TOTAL ASSETS

$

  500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Redeemable Warrants

$

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

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

STATEMENTS OF OPERATIONS

Three Months Ended March 31,

2006

 2005

(Unaudited)

(Unaudited)

Income from Discontinued Operations

$          --

$     9,233

Gain from Extinguishment of Debt

           --

    50,000

Net Income From Discontinued Operations

 Before Tax Provision

          --

59,233

Provision for Income Taxes

    --

--

Net Income from Discontinued Operations

$

  --

$

59,233

Basic Income(Loss) Per Share

$

.000

$

.006

Diluted Income(Loss) Per Share

$

       .000

$

.006

Weighted Average Common Shares Outstanding:

Basic

39,670,066

9,870,066

Diluted

39,768,435

9,870,066

See accompanying notes to financial statements.

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31

2006

2005

(Unaudited)

(Unaudited)

Cash Flows From Operating Activities:

Net Income from Discontinued Operations

$

--

$

59,233

Adjustments to Reconcile Net Income

to Net Cash Provided by Operating Activities:

  Extinguishment of Debt

(50,000)

  Depreciation and Amortization

--

116,897

  Bad Debt

--

  2,465

 (Increase) Decrease in:

    Accounts Receivable-Trade

--

(106,825)

    Prepaid Expenses and Other Assets

--

  21,905

  Increase (Decrease) in:

    Accounts Payable and Accrued Expenses

--

 194,604

Net Cash Provided by Operating Activities

--

  238,279

Cash Flows From Investing Activities

Purchases of Property and Equipment

--

 (106,085)

      Net Cash (Used) by

Investing Activities

--

  (106,085)

Cash Flows From Financing Activities

Net Change in Cash Overdraft

--

(29,431)

Proceeds from Borrowings-Related Parties

--

  1,750

Payments on Notes Payable-Related Parties

--

(10,000)

Principal Payments on Long Term Borrowing

--

(95,568)

Net Cash Used by Financing Activities

--

(133,249)

Net (Decrease) in Cash

--

 (1,055)

Net Cash & Cash Equivalents

 Beginning of Period

500

 63,109

Net Cash & Cash Equivalents

 End of Period

$

500

$

 62,054

Supplemental Disclosures:

  Interest Paid

$

--

$

37,098

See accompanying notes to financial statements.

JORDAN 1 HOLDINGS COMPANY

(Formerly Gasel Transportation Lines, Inc.)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Jordan 1 Holdings Company, formerly Gasel Transportation Lines, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 – RECLASSIFICATIONS

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

Organizational History

Until it closed its operations on August 12, 2005, Gasel Transportation Lines, Inc. ("Gasel"), a corporation that was organized under the laws of the State of Ohio on January 27, 1988, operated primarily as a truckload contract carrier with various customers that shipped truckload quantities of refrigerated and non-refrigerated commodities over various distances on a nationwide basis. In addition to its primary business, Gasel operated two driver training schools, located in Marietta and Nelsonville, Ohio.

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

In response to accelerated operating losses incurred in the 2nd Quarter of 2005, management sought a new direction for  Gasel to continue its operations and complete its bankruptcy plan. In an agreement with an Ohio-based logistics carrier, Gasel tried to accelerate the utilization of owner operators, as contemplated in its confirmed Plan, and transition completely to a non-asset based (logistics) operation. On August 1, 2005, the arrangement with the logistics carrier to recapitalize Gasel and transition it to a non-asset-based operation was terminated.  Also on August 1, 2005, and  related to the reorganization termination, Gasel’s receivable factoring agreement was canceled.  As a result, Gasel completed the voluntary return (that started in July 2005 in connection with the proposed acquisition) of its equipment, real estate, and other assets to the creditors, and officially ceased its operations as of August 12, 2005.

On December 20, 2005, when it received a signed Order of Dismissal and Ordering Closing (the “Order”) from the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division, Gasel’s bankruptcy proceedings were terminated.  The Order provided for dismissal and not a conversion of Gasel’s bankruptcy case.

On December 30, 2005,  Gasel entered into a private sale of stock under a Stock Purchase Agreement (“SPA”) with Venture Fund I, Inc., a Nevada corporation owned and controlled by accredited investor Ruth Shepley, of Houston, Texas.  Under the terms of the SPA, Shepley purchased 29,000,000 shares of restricted common stock for a purchase price of $100,000.

Also on December 30, 2005,  Gasel entered into a reverse triangular merger and holding company formation in which Jordan 1 Holdings Company, a Delaware corporation and a wholly-owned subsidiary of  Gasel, became the holding company for  Gasel, and  Gasel merged into Gasel International Transportation Lines, Inc., a Delaware corporation and a subsidiary of Jordan 1 Holdings Company (“Jordan 1”, or the “Company”).  Gasel International Transportation Lines, Inc. (“Gasel International”), emerged as the survivor of that merger.  Under the terms of the merger, shareholders of the Company’s common stock received an equivalent number of shares of the common stock of Jordan 1.  The reorganization was effected for the purpose of reorganizing the entities as a holding company structure under which Jordan 1 was the new parent company, with exactly the same shareholder base as before the reorganization.  Gasel International succeeded to all the former assets, liabilities and operations of  Gasel by virtue of its position as the successor in interest to  Gasel in the reorganization.  Venture Fund I, the majority shareholder holding 73.08% of the voting shares of Company’s common stock, expressly consented to the merger.  As of December 30, 2005, the effective date of the reorganization, all of the shares of stock of Gasel representing ownership of Gasel under the name Gasel Transportation Lines, Inc. were deemed to represent the identical number of shares of Jordan 1, and the certificates were converted on the books and records of Jordan 1.

On December 31, 2005, Gasel International, the survivor of the merger with Gasel and the subsidiary of Jordan 1, was sold in a Stock Purchase Agreement between Jordan 1, as owner of all of Gasel International’s stock, to United Assurance, S.A., a company wholly-owned by accredited investor Steve Mills, of Dallas, Texas.

As of the date of filing of this report, Jordan 1 currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, Jordan 1 does not intend  to  combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of Jordan 1’s common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, Jordan 1 anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, accordingly, it will have no source of revenue.  Should Jordan 1 need to incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities.

Results of Operations

The interim financial information for the three months ended March 31, 2006, and 2005 are unaudited. The statements included reflect all adjustments that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results of the interim periods are not necessarily indicative of the results for the entire year.  During the third quarter of 2005, Gasel Transportation Lines, Inc. ceased its operations.  As a result, the operations for the quarters ended March 31, 2006 and 2005 have been accounted for as a discontinued operation “Accounting for the Impairment of Disposal of Long-Lived Assets”.  Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 “Loss From Discontinued Operations” format.

Three Months Ended March 31, 2006.

 Net income from discontinued operations for the first quarter of 2006 was $0 a decrease of

$ 59,233 from the Net Income of $ 59,233 for the same period of 2005 that was comprised of $9,233 in income from discontinued operations and a $50,000 gain from extinquishment of debt. This decrease was a result of the Company not having any operations during first quarter of 2006 (operations ceased in the third quarter of 2005).  As of the date of this report, and during the three months period ended March 31, 2006, the Company had no operating activities, revenues, or expenses.

Capital and Liquidity

The Company had cash of $ 500.00, and deficit working capital of $ (49,500.00) as of March 31, 2006. The Company does not have any external sources of liquidity, as it does not have any on-going operations at this time.

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

Until it successfully completes a business combination, the Company has no employees, but only independent contractors, and it does not expect to purchase any significant equipment or otherwise take actions to prepare to become active. Company expects to perform no product research or development in connection with its plan of operation, except to the extent the above-referenced information is sought from potential business combination candidates.

The Company’s common stock is currently traded on the Pink Sheets under the symbol “GSEL”.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures.

Our Chief Executive Officer, President, and Treasurer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the close of the period covered by this report and believes that the Company’s disclosure controls and procedures are effective based on the required evaluation. There have been no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits.

(a) Financial Statements included in Part 1 of this report:

Consolidated Balance Sheet at March 31, 2006 (Unaudited)

Statements of Consolidated Operations for the Three

Months Ended March 31, 2006 and 2005 (Unaudited))

Statements of Consolidated Cash Flows for the  Three Months

Ended March 31, 2006 and 2005 (Unaudited)

Notes to Consolidated Financial Statements

(b) Exhibits:

31 - Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer of the Company.

32 - Section 1350 Certification by Chief Executive Officer of the Company.

(b) Reports on Form 8-K filed during or subsequent to the period ending March 31, 2006, and incorporated by reference herein:

Report on Form 8-K filed 7/14/05

Report on Form 8-K filed 8/15/05

Report on Form 8-K filed 1/5/06

Report on Form 8-K files 1/9/06

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jordan 1 Holdings Company
(Registrant)
Date May 10 , 2006	/s/ S. Gene Thompson
(Signature)*

Date May 10, 2006	/s/ S. Gene Thompson
(Signature)* S. Gene Thompson, President and Chief Executive Officer

#

Index to Exhibits

Exhibit Number

 Exhibit Name

31 - Rule 13a-15(e)/15d-15(e) Certification of Chief Executive

Officer of the Company.

32 - Section 1350 Certification by Chief Executive Officer of

the Company.

#