Form 10QSB
period 2006-06-30
Precision Aerospace Components, Inc.
filed 2006-08-21
CIK 936446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from

                        Commission file number 000-30185

                      PRECISION AEROSPACE COMPONENTS, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                               20-4763096
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

                              2200 Arthur Kill Road
                          Staten Island, NY 10309-1202
                    (Address of principal executive offices)

                                 (718) 356-1500
                           (Issuer's telephone number)

                                   Copies to:
                               Darrin Ocasio, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725

                            Jordan 1 Holdings Company
              501 Johstone Avenue, Suite 501 Bartlesville, OK 74003
                        (Former name and former address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

The number of shares of the issuer's outstanding common stock on July 25, 2006 was 31,677,900.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Description                                                           Page No.
                                                                        --------
  FINANCIAL INFORMATION:

  Financial Statements

  Consolidated Balance Sheets at June 30, 2006 (Unaudited)................ F-1

  Consolidated Statement of Operations (Unaudited)........................ F-2

  Consolidated Statements of Cash Flows (Unaudited) ...................... F-3

  Notes to Consolidated Financial Statements (Unaudited).................. F-4

                      PRECISION AEROSPACE COMPONENTS, INC.
                                  BALANCE SHEET

                                                                      June 30,
                                                                        2006
                                                                    ------------
                                                                     (Unaudited)
                             ASSETS
          Current Assets
Cash                                                                $    145,330
Accounts receivable-trade                                                843,629
Inventory                                                              2,578,109
                                                                    ------------
  Total Current Assets                                                 3,567,068

Property and equipment-net                                                20,936
Deposit                                                                      400
                                                                    ------------

           TOTAL ASSETS                                             $  3,588,404
                                                                    ============

              LIABILITIES AND STOCKHOLDER'S EQUITY
        Current Liabilities
Bank credit line                                                    $    700,000
Accounts payable                                                         647,629
Rent payable affiliate                                                   263,997
Due to stockholder                                                        54,947
                                                                    ------------
  Total Current Liabilities                                            1,666,573

Commitments and contingencies                                                 --

       Stockholder's Equity

Preferred Stock, Series A, $0.001 par value, 7,100,000 shares
authorized, none issued and outstanding                                       --
Preferred Stock, Series B, $0.001 par value, 2,900,000 shares
authorized, 2,811,00 issued and outstanding                                2,811
Common stock, $0.001 par value, 100,000,000 shares authorized,
31,670,066 shares issued and outstanding                                  31,670
Additional paid-in capital                                               394,102
Retained earnings                                                      1,493,248
                                                                    ------------

  Total Stockholder's Equity                                           1,921,831
                                                                    ------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $  3,588,404
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                      PRECISION AEROSPACE COMPONENTS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                       -----------------------------     -----------------------------
                                                           2006             2005             2006             2005
                                                           ----             ----             ----             ----
Sales                                                  $  2,511,848     $  2,265,533     $  5,385,942     $  4,691,550

Cost of sales                                             1,584,080        1,524,032        3,449,224        3,121,845
                                                       ------------     ------------     ------------     ------------

Gross Profit                                                927,768          741,501        1,936,718        1,569,705

Operating expenses:
  Selling, general and administrative                       394,371          405,374          828,107          801,842
  Dpreciation                                                   790              790            1,580            1,580
                                                       ------------     ------------     ------------     ------------

          Total Operating Expenses                          395,161          406,164          829,687          803,422
                                                       ------------     ------------     ------------     ------------

Income from operations                                      532,607          335,337        1,107,031          766,283

Other expenses:
  Interest                                                   14,122           12,545           27,091           24,808
                                                       ------------     ------------     ------------     ------------

Net income before provision for taxes                       518,485          322,792        1,079,940          741,475

Provision for taxes                                         233,000          145,000          486,000          333,000
                                                       ------------     ------------     ------------     ------------

Net income                                             $    285,485     $    177,792     $    593,940     $    408,475
                                                       ============     ============     ============     ============

Basic earnings per share                               $       0.01     $       0.01     $       0.02     $       0.01
                                                       ============     ============     ============     ============

Fully diluted earnings per share                       $       0.01     $       0.00     $       0.02     $       0.01
                                                       ============     ============     ============     ============

Weighted average shares outstanding                      31,670,066       31,670,066       31,670,066       31,670,066
                                                       ============     ============     ============     ============

Fully diluted weighted average shares outstanding        37,292,066       37,292,066       37,292,066       37,292,066
                                                       ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                      PRECISION AEROSPACE COMPONENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      2006             2005
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $    593,940     $    408,475
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for taxes                                                    486,000          333,000
Depreciation and amortization                                            1,580            1,580
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                          (239,846)          81,054
  (Increase) decrease in inventory                                      (8,507)        (127,590)
  (Increase) decrease in prepaid expenses                                   --           10,000
  Increase (decrease) in accounts payable                              153,996           25,253
                                                                  ------------     ------------
     Total adjustments                                                 393,223          323,297
                                                                  ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              987,163          731,772
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in stockholders' loan payable                            (339,931)         116,412
  Dividends paid                                                      (501,902)        (540,611)
  Principal payments on notes payable                                       --         (200,000)
                                                                  ------------     ------------
CASH USED BY FINANCING ACTIVITIES                                     (841,833)        (624,199)
                                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                                        145,330          107,573

CASH
  Beginning of period                                                       --           68,291
                                                                  ------------     ------------

  End of period                                                   $    145,330     $    175,864
                                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                      PRECISION AEROSPACE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          (Amounts and Disclosures at and for the Three and Six Months
                   Ended June 30, 2006 and 2005 Are Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF BUSINESS

      On July 20, 2006, Jordan 1 Holdings Company ("Jordan") entered into an exchange agreement (the "Agreement") pursuant to which Jordan acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation ("DFAC"), pursuant to an exchange agreement with the stockholders of DFAC. Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. ("Freundlich Supply"), pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich. The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the "Purchase Agreement"). As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company. Upon completion of the foregoing transactions, Jordan changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      On July 20, 2006, Precision Aerospace Components, Inc. acquired all the stock of Freundlich Supply Company in a transaction which is accounted for as a reverse acquisition, with Freundlich Supply Company being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization. The financial statements for periods prior to July 20, 2006 reflect the financial position, results of operations and cash flows of Freundlich Supply Company.

      Precision Aerospace Components, Inc. and Freundlich Supply Company are hereafter referred to as the "Company".

      The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary as well as a special purpose entity. Intercompany transactions and balanced have been eliminated in consolidation.

      The financial statements reflect the historical results of the Company except that officer's compensation and related expenses are based upon a compensation structure for a company not solely owned by its sole officer. This resulted in a reduction of selling, general and administrative expenses of $43,691 and $53,224 for the three month periods ended June 30, 2006 and 2005, respectively, and $92,024 and $91,832 for the six month periods ending June 30, 2006 and 2005, respectively. These expenses were reclassified to dividends paid.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions Freundlich Supply may undertake in the future, actual results may ultimately differ from the estimates.

      Revenue Recognition

      Revenues are recognized when title, ownership and risk of loss pass to the customer. A sale occurs at the time of shipment from the Company's warehouse in Staten Island, New York, as the terms of Freundlich Supply's sales are FOB shipping point.

      Gross Profit

      The Company determines its gross profit by subtracting cost of goods sold from net sales. Cost of goods sold includes the cost of the products sold and excludes costs for selling, general and administrative expenses and depreciation and amortization, which are reported separately in the income statement.

                      PRECISION AEROSPACE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          (Amounts and Disclosures at and for the Three and Six Months
                   Ended June 30, 2006 and 2005 Are Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Shipping and Handling Costs and Fees

      Precision Aerospace Components, Inc. records the inbound freight cost on merchandise purchased for resale to cost of goods sold and records the outbound freight cost on merchandise sold as a component of selling, general and administrative expenses in the income statement.

      Allowance for Doubtful Accounts

      The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

      Inventories

      Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined under the specific identification method. Freundlich Supply makes provisions for obsolete or slow moving inventories as necessary to reflect reduction in inventory value. Inventories are stated at fair value and no reserve for excess and obsolete inventory has been recorded.

      Property, Plant and Equipment

      Property, Plant and Equipment are recorded at cost. Depreciation expense is determined using the straight- line method for financial reporting and income tax purposes as follows:

                  Warehouse equipment                 5 years
                  Computers                           5 years
                  Furniture and Fixtures              5 years
                  Equipment                           5 years
                  Leasehold Improvements              15 years

                      PRECISION AEROSPACE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          (Amounts and Disclosures at and for the Three and Six Months
                   Ended June 30, 2006 and 2005 Are Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Fair Value of Financial Instruments

      The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, bank debt and note due to shareholder. Carrying values are considered to approximate fair value due to their relative short-term maturities.

      Income Taxes

      Prior to the reverse merger, the Company was taxed as an "S" Corporation for federal and New York State purposes. Accordingly, no provision for federal and state income taxes was reflected in their historical financial statements.

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the combined financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

      Interim Financial Information

      The unaudited balance sheet and the unaudited statements of income and cash flows have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2006 and 2005, have been included. Readers of these financial statements should note that the interim results for the three and six month periods ended June 30, 2006 and 2005, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

                      PRECISION AEROSPACE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          (Amounts and Disclosures at and for the Three and Six Months
                   Ended June 30, 2006 and 2005 Are Unaudited)

NOTE 3- ACCOUNTS RECEIVABLE

      Accounts receivable were as follows:

                                                                  June 30,
                                                                    2006
                                                                    ----

      Accounts receivable, trade                                $  843,629
      Allowance for doubtful accounts                                   --
                                                                ----------
      Accounts receivable, net                                  $  843,629
                                                                ==========

NOTE 4- INVENTORY

      Inventories consists of the following:

                                                                  June 30,
                                                                    2006
                                                                    ----

      Finished goods                                            $2,578,109
      Reserve for obsolescence                                          --
                                                                ----------
      Total Inventory                                           $2,578,109
                                                                ==========

NOTE 5- PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                  June 30,
                                                                    2006
                                                                    ----

      Warehouse equipment                                       $  350,348
      Leasehold improvements                                       184,740
      Furniture and fixtures                                        70,416
      Computers                                                     74,675
      Equipment                                                      9,729
                                                                ----------
                                                                   689,908
      Less: Accumulated depreciation                              (668,972)
                                                                ----------
      Net property and equipment                                $   20,936
                                                                ==========

      Depreciation expense for the three and six months ended June 30, 2006 and 2005 $1,580 and $1,580, respectively.

                      PRECISION AEROSPACE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          (Amounts and Disclosures at and for the Three and Six Months
                  Ended June 30, 2006 and 2005 Are Unaudited)

NOTE 6- BANK CREDIT LINE

      Interest is payable monthly, calculated at the Wall St. Journal Prime Rate. The line of credit provides for borrowings of up to $1,500,000 based on an advance rate of 80% of qualified accounts receivable and 40% of qualified inventory. The line of credit matures on September 30, 2006. The line of credit is secured by a blanket lien on all Company assets. The loan repayment is also guaranteed by the Company's President. As of June 30, 2006, $700,000 was outstanding under the credit line. The loan was paid in full on July 20, 2006, in accordance with the terms of an asset purchase agreement among Delaware Fastener Acquistion Corp., Freundlich Supply Company, Inc. and Michael Freundlich.

NOTE 7- RELATED PARTY TRANSACTION

      An individual who is an officer and the sole stockholder of the Company holds an unsecured, non-interest bearing note from the Company. This note is payable on demand and totals the following amounts on the dates indicated:

                                                                June 30,
                                                                  2006
                                                                  ----

                                                                $ 54,947
                                                                ========

      The Company leases its operating facilities on a month to month basis from an affiliated company under an oral operating lease. Rent expense is as follows:

        Three Months Ending            Six Months Ending
              June 30,                      June 30,
        2006           2005           2006           2005
        ----           ----           ----           ----

      $ 36,000       $ 36,000       $ 72,000       $ 72,000
      ========       ========       ========       ========

      The above related party transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

                      PRECISION AEROSPACE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          (Amounts and Disclosures at and for the Three and Six Months
                   Ended June 30, 2006 and 2005 Are Unaudited)

NOTE 8- CAPITAL STOCK

      The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock, 39,677,966 of which are issued and outstanding. The common stock of the Company totals the following amounts on the dates indicated:

                                                                June 30,
                                                                  2006
                                                                  ----

                                                                $ 39,678
                                                                ========

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in the fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified retrospective transition method we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. The Company will be adopting SFAS 123R.

NOTE 9- INCOME TAXES

      Prior to the reverse merger on July 20, 2006, the Company had elected to be taxed as an "S" corporation for federal and state income tax purposes. The pro forma federal and state income tax provision below has been calculated as if the entity was a C corporation.

      The components of the Company's tax provision were as follows:

                                                      2006          2005
                                                      ----          ----

      Current income tax (benefit) expense          $486,000      $333,000
      Deferred income tax expense (benefit)               --            --
                                                    --------      --------
                                                    $486,000      $333,000
                                                    ========      ========

      Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company has no deferred income tax assets and liabilities.

                      PRECISION AEROSPACE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          (Amounts and Disclosures at and for the Three and Six Months
                   Ended June 30, 2006 and 2005 Are Unaudited)

NOTE 10- COMMITMENTS AND CONTINGENCIES

      Per the terms of a supplier agreement between a customer's bank that facilitates the payment of the Company's invoices and the Company, the bank has a lien on the Company's receivables from that customer.

NOTE 11- SUBSEQUENT EVENTS

      On July 20, 2006, Jordan 1 Holdings Company entered into an exchange agreement (the "Agreement") pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation ("DFAC"), pursuant to an exchange agreement with the stockholders of DFAC. Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. ("Freundlich Supply"), pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich. The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the "Purchase Agreement"). As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company. Upon completion of the foregoing transactions, Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on May 2, 2006. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

OVERVIEW

RECENT DEVELOPMENTS

As previously reported, on July 20, 2006, Jordan 1 Holdings Company (the "Company") entered into an exchange agreement (the "Exchange Agreement") pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation ("DFAC"), pursuant to an exchange agreement with the stockholders of DFAC. Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. ("Freundlich Supply"), pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich. The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the "Purchase Agreement"). As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company. Upon completion of the foregoing transactions, Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc.

A complete description of the foregoing transactions is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

ORGANIZATIONAL HISTORY

Freundlich Supply Co., Inc. ("Freundlich Supply") was incorporated in the State of New York in 1980. Freundlich Supply's corporate headquarters are located at 2200 Arthur Kill Road, Staten Island, NY 10309, and its telephone number is
(718) 356-1500.

OVERVIEW OF BUSINESS

Freundlich Supply is a stocking distributor of aerospace quality, internally-threaded fasteners. The Company distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company's products are manufactured to exacting specifications or are made from raw material that provide strength and reliability required for aerospace applications.

Freundlich Supply is a niche player in the North American aerospace fastener industry. The Company currently focuses exclusively on aero-space quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.

Freundlich Supply is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. The Company maintains a large inventory of more than 7,600 SKUs comprised of more than 18 million parts of premium quality, brand name nut products. Management believes that the Company's demonstrated ability to immediately fulfill a high percentage (approximately 80 percent) of customer orders from stock-on-hand gives Freundlich Supply a distinct competitive advantage in the marketplace. The Company sells its products pursuant to written purchase orders it receives from its customers. All products are shipped via common carrier.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

ORDERS

Incoming orders for the three months ended June 30, 2006 totaled $3,374,808, compared to $2,137,876 for the three months ended June 30, 2005, an increase of $1,236,932, or 57.9 percent. The backlog of unshipped orders increased to $4,179,907 at June 30, 2006, compared to $1,857,971 at June 30, 2005, an increase of 124.9 percent. Customer orders are counted as part of the backlog upon receipt of firm, written purchase orders from customers. Items remain in backlog pending receipt of products from the Company's suppliers or a future delivery date established by the customer at the time the order is placed. Accordingly, management believes that trends in the Company's backlog can be seen as a predictor of future revenue.

REVENUES

Revenue for the three months ended June 30, 2006 totaled $2,511,848, compared to $2,265,533 for the three months ended June 30, 2005. This increase of $246,315, or 10.9 percent, was caused by an increase in sales to non-United States Department of Defense ("DOD") customers to $1,251,767 during the three months ended June 30, 2006 from $961,512 during the three months ended June 30, 2005. This increase of $290,255, or 30.2 percent offset a decrease in sales to the DOD to $1,260,081 during the three months ended June 30, 2006 from $1,304,021 during the three months ended June 30, 2005.

The company's backlog of unshipped orders increased to $4,179,907 at June 30, 2006, compared to $1,857,971 at June 30, 2005, an increase of 124.9 percent. Customer orders are counted as part of the backlog upon receipt of firm, written purchase orders from customers. Items remain in backlog pending receipt of products from the Company's suppliers or a future delivery date established by the customer at the time the order is placed. Incoming orders for the three months ended June 30, 2006 totaled $3,374,808 compared to $2,137,876 for the three months ended June 30, 2005, an increase of $1,236,932, or 57.9 percent.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit totaled $927,768 for the three months ended June 30, 2006, or 36.9 percent of sales, compared to $741,501, or 32.7% of sales for the three months ended June 30, 2005. This increase in the company's gross profit percentage is the result of inflationary pressures in the industry, the Company's inventory position and its policy of maintaining in inventory, sufficient levels of popular commodities to meet customers' anticipated demand.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses totaled $394,371 for the three months ended June 30, 2006, or 15.7% of sales, compared to $405,374, or 17.9% of sales for the three months ended June 30, 2005.

INCOME FROM OPERATIONS

Income from operations totaled $532,607 for the three months ended June 30, 2006, compared to $335,337 for the three months ended June 30, 2005. This increase resulted from increased sales, gross profits and nominal increases in sales, general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

ORDERS

Incoming orders for the six months ended June 30, 2006 totaled $6,864,039, compared to $3,862,523 for the six months ended June 30, 2005, an increase of $3,001,516, or 77.7 percent. The backlog of unshipped orders increased to $4,179,907 at June 30, 2006, compared to $1,857,971 at June 30, 2005, an increase of 124.9 percent. Customer orders are counted as part of the backlog upon receipt of firm, written purchase orders from customers. Items remain in backlog pending receipt of products from the Company's suppliers or a future delivery date established by the customer at the time the order is placed. Accordingly, management believes that trends in the Company's backlog can be seen as a predictor of future revenue.

REVENUES

Revenue for the six months ended June 30, 2006 totaled $5,385,942, compared to $4,691,550 for the six months ended June 30, 2005. This increase of $694,392, or 14.8%, was caused by an increase in sales to non-United States Department of Defense ("DOD") customers to $3,059,046 during the six months ended June 30, 2006 from $1,908,501 during the six months ended June 30, 2005. This increase of $1,150,545, or 60.3 percent offset a decrease in sales to the DOD to $2,326,896 during the six months ended June 30, 2006 from $2,783,049 during the six months ended June 30, 2005.

The company's backlog of unshipped orders increased to $4,179,907 at June 30, 2006, compared to $1,857,971 at June 30, 2005, an increase of 124.9 percent. Customer orders are counted as part of the backlog upon receipt of firm, written purchase orders from customers. Items remain in backlog pending receipt of products from the Company's suppliers or a future delivery date established by the customer at the time the order is placed. Incoming orders for the six months ended June 30, 2006 totaled $6,864,039 compared to $3,862,523 for the six months ended June 30, 2005, an increase of $3,001,516, or 77.7 percent.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit totaled $1,936,718 for the six months ended June 30, 2006, or 35.9 percent of sales, compared to $1,569,705, or 33.5% of sales for the six months ended June 30, 2005. This increase in the company's gross profit percentage is primarily the result of inflationary pressures in the industry, the company's inventory position and its policy of maintaining in inventory sufficient levels of popular commodities to meet customers' anticipated demand.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses totaled $828,107 in the six months ended June 30, 2006, or 15.4% of sales, compared to $801,842, or 17.1% of sales in the six months ended June 30, 2005. This increase of $26,265, or 3.3 percent, was incurred to support the increased sales during the period.

INCOME FROM OPERATIONS

Income from operations totaled $532,607 for the three months ended June 30, 2006, compared to $335,337 for the three months ended June 30, 2005. This increase resulted from increased sales, gross profits and nominal increases in sales, general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the company had cash and cash equivalents of $145,330, compared to $175,864 at June 30, 2005. Net working capital totaled $1,900,495 at June 30, 2006, compared to $1,093,662 at June 30, 2005. Current assets totaled $3,567,068 at June 30, 2006, compared to $3,446,268 at June 30, 2005. Current liabilities totaled $1,666,573 at June 30, 2006, compared to $2,352,606 at June 30, 2005. The increase in net working capital was primarily caused by a decrease in accounts payable during the year. The company had stockholder's equity at June 30, 2006 of $1,921,828, compared to $1,117,366 at June 30, 2005. This increase resulted from net profits for the period.

SIGNIFICANT BALANCE SHEET ITEMS

Accounts Receivable

Accounts Receivable increased to $843,629 at June 30, 2006, or 7.8 percent of annualized sales, compared to $645,824 at June 30, 2005, or 6.9 percent of annualized sales. The company's average collection period of its accounts receivable equaled 30.2 days for the three months ended June 30, 2006, compared to 25.6 days for the three months ended June 30, 2005.

Inventory

Inventory decreased to $2,578,109 at June 30, 2006, compared to $2,624,580 at June 30, 2005. This decrease totaled $46,471, or 1.7 percent.

Accounts Payable

Accounts Payable decreased to $911,626 at June 30, 2006, compared to $1,038,613 at June 30, 2005. The company generated the cash flow to pay down its accounts payable through its operating activities.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2006, the company had cash and cash equivalents of $145,330, compared to $175,864 at June 30, 2005. Net working capital totaled $1,900,495 at June 30, 2006, compared to $1,093,662 at June 30, 2005. Current assets totaled $3,567,068 at June 30, 2006, compared to $3,446,268 at June 30, 2005. Current liabilities totaled $1,666,573 at June 30, 2006, compared to $2,352,606 at June 30, 2005. The increase in net working capital was primarily caused by a decrease in accounts payable during the year. The company had stockholder's equity at June 30, 2006 of $1,921,828, compared to $1,117,366 at June 30, 2005. This increase resulted from net profits for the period.

Off Balance Sheet Arrangements

The company did not have any off balance sheet arrangements at June 30, 2006 or June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Precision Aerospace is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Precision Aerospace's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, on July 20, 2006, Jordan 1 Holdings Company (the "Company") entered into an exchange agreement (the "Exchange Agreement") pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation ("DFAC"), pursuant to an exchange agreement with the stockholders of DFAC. Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. ("Freundlich Supply"), pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich. The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the "Purchase Agreement"). As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company. Upon completion of the foregoing transactions, Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc.

A complete description of the foregoing transactions is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

As previously reported, effective August 4, 2006, the Company's quotation symbol on the OTC Bulletin Board changed from GSEL.OB to PAOS.OB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

31.1 Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PRECISION AEROSPACE COMPONENTS, INC.

                      /s/ Robert P. Moyer
                      ------------------------------------------------
                      Robert P. Moyer
                      President, Chief Executive Officer, and Director (Principal Executive Officer)

                      /s/ Chris Phillips
                      ------------------------------------------------
                      Chris Phillips
                      Chief Financial Officer and Director
                      (Principal Financial and Accounting Officer)