Form 10QSB
period 2006-09-30
Precision Aerospace Components, Inc.
filed 2006-12-22
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________
Commission File No. 000-30185
PRECISION AEROSPACE COMPONENTS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4763096

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2200 Arthur Kill Road
Staten Island, New York 10309-1202

(Address of Principal Executive Offices)
(718) 356-1500

(Issuer’s Telephone Number, including Area Code)

(Former Name or Former Address, if Changed Since Last Report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [ X ] No [  ]
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 31,690,491 issued and outstanding shares of the registrant’s common stock, $.001 par value per share, on December 18, 2006.

Transitional Small Business Disclosure Format (check one):	Yes [ ] No [ X ]

PART I
FINANCIAL INFORMATION
Precision Aerospace Components, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

September 30,
2006
ASSETS
Current Assets
Cash	$25,210
Accounts receivable, net	1,135,996
Prepaid expense	75,218
Inventory, net	2,558,772

Total current assets	3,795,196

Deferred income taxes	361
Deposits	314,420
Property and equipment-net	226,527
Goodwill	2,221,744

Total Assets	$6,558,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$992,555
Accrued expenses	74,224
Subordinated note payable-current portion	150,000

Total current liabilities	1,216,779

Long-term Liabilities
Deferred income taxes	3,148
Subordinated note payable-long-term portion	600,000
Convertible note payable	1,000,000

Total long-term liabilities	1,603,148

Commitments and contingencies
Stockholders’ Equity
Preferred Stock, Series A, $0.001 par value, 7,100,000 shares authorized 5,277,778 issued and outstanding	5,278
Preferred Stock, Series B, $0.001 par value, 2,900,000 shares authorized, 2,811,000 issued and outstanding	2,811
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,690,491 issued and outstanding	31,690
Additional paid-in capital	3,698,983
Accumulated deficit	(441)

Total stockholders’ equity	3,738,321

Total Liabilities and Stockholders’ Equity	$6,558,248

The accompanying notes are an integral part of these condensed consolidated financial statements

Precision Aerospace Components, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$2,897,344	$—	$2,897,344	$—
Cost of sales	2,135,424	—	2,135,424	—

Gross profit	761,920	—	761,920	—
Operating Expenses:
Selling, general and administrative	734,151	—	734,151	—
Depreciation	8,968	—	8,968	—

Total operating expenses	743,119	—	743,119	—

Income from continuing operations	18,801	—	18,801	—
Loss from discontinued operations	—	(324,947)	—	(898,721)
Other Expenses:
Interest	19,603	—	19,603	—

Loss before income taxes	(802)	(324,947)	(802)	(898,721)
Benefit for income taxes	(361)	—	(361)	—

Net loss applicable to common shareholders	$(441)	$(324,947)	$(441)	$(898,721)

Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.00)	$(0.09)

Weighted average number of shares outstanding	33,353,468	10,670,066	33,353,468	10,312,557

The accompanying notes are an integral part of these condensed consolidated financial statements

Precision Aerospace Components, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(441)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,968	—
Deferred income taxes	3,148
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(292,367)	—
(Increase) decrease in inventory	19,337	—
(Increase) decrease in prepaid expenses	(75,218)	—
(Increase) decrease in deposits	(314,020)	—
Increase (decrease) in accounts payable and accrued expenses	161,527	—

Total adjustments	(500,741)	—

NET CASH USED IN OPERATING ACTIVITIES	(489,066)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(26,962)	—
Acquisition of Freundlich Supply Co., Inc.	(6,104,092)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,131,054)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	4,750,000	—
Proceeds from subordinated note	750,000	—
Proceeds from convertible note	1,000,000	—

CASH PROVIDED BY FINANCING ACTIVITIES	6,500,000	—

CASH USED IN DISCONTINUED OPERATIONS	—	(62,940)

NET DECREASE IN CASH	(120,120)	(62,940)
CASH:
Beginning of period	145,330	63,109

End of period	$25,210	$169

Supplemental cash flow information
Net cash paid during the period for:
Interest	$—	$—
Income taxes	—	—
The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     NOTE 1- ORGANIZATION AND NATURE OF BUSINESS
     On July 19, 2006, Precision Aerospace Components, Inc., a Delaware Corporation (“the Company”) acquired all of the issued and outstanding shares of common stock of Delaware Fastener Acquisition Corp., a Delaware Corporation, (“DFAC”), pursuant to which the shareholders of DFAC acquired a majority of the capital stock of the Company. On July 20, 2006, DFAC acquired all of assets and certain liabilities of Freundlich Supply Co., Inc., a New York corporation which operates as a distributor of fasteners to the aerospace industry (“Freundlich Supply”). The purchase of the assets was financed by the issuance of $4,750,000 of our Series A convertible preferred stock with warrants and a $1,000,000 convertible note. As a result of the foregoing transactions, DFAC became a wholly-owned subsidiary of the Company and DFAC changed its name to Freundlich Supply Company, Inc.
     NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Condensed Consolidated Balance Sheet at September 30, 2006 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 2006 and 2005 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, this interim information includes all material adjustments which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2006 interim periods are not necessarily indicative of results to be expected for the entire fiscal year.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates.
Revenue Recognition
Revenues are recognized when title, ownership and risk of loss pass to the customer. A sale occurs at the time of shipment from the Company’s warehouse in Staten Island, New York, as the terms of the Company’s sales are FOB shipping point.

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Gross Profit
The Company determines its gross profit by subtracting cost of goods sold from sales. Cost of goods sold includes the cost of the products sold and excludes costs for selling, general and administrative expenses, which are reported separately in the income statement.
Shipping and Handling Costs and Fees
The Company records freight cost on merchandise purchased and sold to cost of goods sold.
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. The Company makes provisions for obsolete or slow moving inventories as necessary to reflect reduction in inventory value.
Inventory is valued based upon the following schedule as of the last date of sale:

a)  0 to 6 months at 100%,
b)  7 to 12 months at 75%,
c)  13 to 24 months at 50%,
d)  25 to 36 months at 25%, and;
e)  Greater than 36 months at 0%.
Concentration
Sales to the United States Department of Defense (“DOD”) represent approximately 56 percent of our total sales. No other customer accounts for greater than 10 percent of our total sales.
Property and Equipment
Property and Equipment are recorded at cost. Depreciation expense is determined using the straight- line method for financial reporting purposes as follows:

Warehouse equipment	5 years
Leasehold improvements	15 years
Computers	5 years
Furniture and fixtures	5 years
Equipment	5 years

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. Carrying values are considered to approximate fair value due to their relative short-term maturities.
Interim Financial Information
The unaudited balance sheet and the unaudited statements of income and cash flows have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2006 and 2005, have been included. Readers of these financial statements should note that the interim results for the three and nine month periods ended September 30, 2006 and 2005, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no defined benefit pension plans.
Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.
NOTE 3 — PER SHARE DATA
Earnings (loss) per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). The per share calculations take into effect all stock dividends, stock splits, recapitalizations and reverse stock splits.
Net loss applicable to common shareholders for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.00)	$(0.09)

Weighted average number of shares outstanding	33,353,468	10,670,066	33,353,468	10,312,557

NOTE 4- ACCOUNTS RECEIVABLE
Accounts receivable were as follows:

September 30,
2006
Accounts receivable, trade	$1,135,996
Allowance for doubtful accounts	—

Accounts receivable, net	$1,135,996

NOTE 5- INVENTORY
Inventories consist of the following:

September 30,
2006
Finished goods	$5,031,074
Reserve for obsolescence	(2,472,302)

Inventory, net	$2,558,772

NOTE 6- PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

September 30,
2006
Warehouse equipment	$538,734
Leasehold improvements	188,139
Computers	97,347
Furniture and fixtures	71,308
Equipment	9,729

905,257
Less: Accumulated depreciation	(678,730)

Net property and equipment	$226,527

Depreciation expense for the three months ended September 30, 2006 was $8,968.

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 — ACQUISITION
On July 20, 2006, the Company acquired all the assets and certain liabilities of Freundlich Supply, a New York corporation which operates as a distributor of fasteners to the aerospace industry. The purchase price totaled $5,263,943, consisting of original purchase price of $5,000,000 plus $263,943 working capital adjustment. The asset purchase agreement provided that the purchase price would be adjusted to the extent of the Seller’s net working capital, defined as the excess of accounts receivable, inventory and prepaid expenses over accounts payable and accrued expenses, exceeded, or was less than $2,2800,000 at closing. Net working capital totaled $2,543,943 at closing, and accordingly, the purchase price was increased by $263,943.
The acquisition was recorded by allocating the cost of the assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. The excess of the cost of the acquisition over the net of the amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill.
The fair value of the assets and liabilities has been determined and the purchase price has been allocated as follows:

Accounts Receivable	$1,113,686
Inventory	2,521,153
Prepaid Expenses	9,946
Deposits	400
Furniture and Equipment	200,000
Goodwill	2,221,745

Total Assets	$6,066,930
Accounts Payable	779,005
Accrued Expenses	23,982

Total Purchase Price	$5,263,943

NOTE 8 — LOSS FROM DISCONTINUED OPERATIONS
During the third quarter 2005, Gasel ceased operations. As a result, the operations for the years ended December 31, 2005 and 2004 have been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.
     These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to identify and acquire companies in our industry, the level of competition in and general condition of aerospace and defense industries; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as those other factors set forth under the caption “Risk Factors” in our Current Report on Form 8-K dated July 20, 2006.
     All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.
Item 2. Plan of Operations
     Unless otherwise indicated or the context otherwise requires, all references to “Precision Aerospace Components,” the “Company,” “we,” “us” or “our” and similar terms refer to Precision Aerospace Components, Inc. and its subsidiaries.
     The following Plan of Operations is intended to help the reader understand our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto contained elsewhere in this report.

Background
On July 19, 2006, we acquired all of the issued and outstanding shares of common stock of Delaware Fastener Acquisition Corp., a Delaware Corporation (“DFAC”), pursuant to which the shareholders of DFAC acquired a majority of the capital stock of the Company. The purchase price totaled $5,263,943, consisting of original purchase price of $5,000,000 plus $263,943 working capital adjustment. The asset purchase agreement provided that the purchase price would be adjusted to the extent of the Seller’s net working capital, defined as the excess of accounts receivable, inventory and prepaid expenses over accounts payable and accrued expenses, exceeded, or was less than $2,2800,000 at closing. Net working capital totaled $2,543,943 at closing, and accordingly, the purchase price was increased by $263,943. As a result of the foregoing transactions, DFAC became a wholly-owned subsidiary of the Company and changed its name to Freundlich Supply Company, Inc.
Overview
     We are a stocking distributor of aerospace quality, internally-threaded fasteners. We distribute high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. Our products are manufactured to exacting specifications or are made from raw material that provides strength and reliability required for aerospace applications.
     We are a niche player in the North American aerospace fastener industry. We currently focus exclusively on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.
     We are a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. We maintain an inventory of more than 7,600 SKUs comprised of more than 18 million parts of premium quality, brand name nut products. Management believes that our demonstrated ability to immediately fulfill a high percentage (approximately 80 percent) of customer orders from stock-on-hand provides us with a competitive advantage in the marketplace.
     We sell our products to original equipment manufactures, including the United States Department of Defense, and other distributors in the aerospace industry. We sell our products pursuant to written purchase orders we receive from our customers. All products are shipped from our sole location in Staten Island, New York via common carrier. During the fiscal years ended December 31, 2004 and 2005, sales to the Department of Defense represented 61% and 56%, respectively, of our total sales. No other customer accounts for more than 10% of our revenue.

Outlook
     The fastener distribution industry is highly fragmented with no single company holding a dominant position. We compete with numerous distributors which serve as authorizing stocking distributors for the seven nut manufacturers in our supplier base. In order to effectively compete in our industry, we carry a very wide range of products and maintain levels of inventory on hand, or on order with our suppliers, to enable us to satisfy most customer orders upon receipt. This business model has allowed us to mitigate supply shortages suffered by the industry and provides us with a competitive advantage over many of our competitors.
     During the last six months, there has been a substantial increase in demand for fasteners and other components by Air Bus, Boeing, other original equipment manufacturers and the Department of Defense. This has resulted in increased demand for many of the component parts we distribute and has placed and will continue to place pressure on the manufacturers of these components. As a result, we are experiencing delays, which in some cases are substantial, for many of the fasteners we distribute. We expect that this disruption in the supply chain will increase the demand for certain of our fasteners which may result in increased inventory acquisition costs and higher sales prices for certain of our fasteners. We expect this trend to continue in the short term. In order to successfully compete in our industry, we will need to maintain adequate inventory in this challenging environment to continue to satisfy the needs of our customers.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.
     The accounting estimates and assumptions discussed in the notes to our Condensed Consolidated Financial Statements are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For a more detailed discussion of our critical accounting policies, please see our consolidated financial statements and accompanying notes included elsewhere herein.

Results of Operations
     Prior to acquiring the assets and certain liabilities of Freundlich Supply on July 20, 2006, DFAC was an inactive development stage company. The acquisition of Freundlich Supply has, therefore, had a significant effect on our condensed consolidated financial statements. Pro-forma statements of income for the three and nine month periods ended September 30, 2006 are provided in footnote number 9 of Item 1 of this report. The pro-forma results include adjustments to reflect the consolidation of the historical results of operations of Freundlich Supply and DFAC, as if the transaction had occurred on January 1, 2005. No discussion will be presented for the historic operations of DFAC on a stand-alone basis, as it was inactive prior to its acquisition of Freundlich Supply and such presentation would provide no meaningful information. The pro-forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.
Liquidity and Capital Resources
As of September 30, 2006, the Company had cash of $25,210. For the three months and nine months ended September 30, 2006 the Company’s working capital totaled $2,578,417.
The decrease in cash of $120,120 for the three and nine months ended September 30, 2006 resulted from the following: (i) net cash used in operations of $489,066, due primarily to a net loss of $441, an increase in accounts receivable of $292,367, an increase in deposits of $314,020 an increase in prepaid expenses of $75,218, partially offset by an increase in accounts payable and accrued expenses of $161,527 and reduced inventory of $19,337; (ii) net cash used in investing activities of $6,131,054 consisting of additions to property and equipment of $26,962 and payments made for the acquisition of Freundlich Supply of $6,104,092; (iii) net cash provided from financing activities of $6,500,000, consisting of proceeds from issuance of preferred stock of $4,750,000 and proceeds from a subordinated note and a convertible note totaling $1,750,000.
     On July 20, 2006, we issued 5,277,778 shares of Series A Convertible Preferred Stock (the “Series A Shares”), warrants (the “Warrants”) to purchase an aggregate of 21,082,000 shares of common stock, and a $1,000,000 principal amount convertible promissory note (the “Note”) for aggregate gross cash proceeds of $5,750,000. The Note is due July 20, 2011, accrues interest at the rate 3% per annum until December 2, 2006, 12% per annum until January 30, 2007, and 14% per annum thereafter payable monthly, and is convertible at the option of the holder into shares of our common stock at a conversion price of $0.30 per share, subject to adjustment. The

Series A Shares are convertible at anytime at the option of the holder at a conversion price of $0.30 per share, subject to adjustment, prohibit the declaration or payment of dividends on our common stock or series B preferred stock, and are entitled to a liquidation preference of $.90 per share. The Warrants are immediately exercisable and terminate five years from the date of grant. 10,541,000 of the Warrants are exercisable at $0.35 per share and 10,541,000 of the Warrants are exercisable at $0.60 per share, both subject to adjustment. The forgoing conversion and exercise prices are subject to downward adjustment of up to 35% per year based upon our consolidated pretax net income for our fiscal years ended December 31, 2006 and 2007 and for, among things, certain dilutive issuances of additional shares of common stock or convertible securities without regard to the 35% cap. The forgoing securities contain “blocker provisions” which prohibit the exercise or conversion if as a result of such exercise or conversion, the holder would beneficially own in excess of 4.9% of our common stock.
     Pursuant to the terms of the agreement under to which the Series A Shares, Warrants and Note were issued, we agreed to amend our certificate of incorporation to effectuate a 150-to-1 reverse stock split by no later than on or about November 20, 2006 with failure to do so resulting in liquidated damages equal to 5% of the purchase price for such securities and default under the Note. The investors agreed to extend this deadline until February 20, 2007. We also agreed to register the public resale of the shares issuable upon conversion or exercise, as applicable, of the Series A Shares, Warrants and Note with failure to do so resulting in liquidated damages in the amount of up to 750,000 Series A Shares. The investors agreed to extend the deadline until December 14, 2006 and we are in discussions regarding an additional extension.
     On July 20, 2006, DFAC issued a promissory note in the principal amount of $750,000 in partial payment for the purchase price of the assets of Freundlich Supply. The note is due July 19, 2009, accrues interest at the rate of prime plus one payable quarterly, and is secured by a subordinated lien on the assets of Freundlich Supply.
     The foregoing constitutes our principal sources of financing during the past twelve (12) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Normal capital maintenance items of approximately $250,000, we do not expect to incur any material capital expenditures during the next twelve months.
     As of the date of this report, we have cash resources of approximately $84,000. We believe that our current cash resources and cash flow from operations will be sufficient to fund operations for the next twelve months. In order to execute our business plan to acquire additional companies engaged in the distribution of fasteners and parts to the aerospace industry, we will need to raise additional financing through secured lending facilities, the issuance of our debt or equity securities, or a combination thereof. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to complete an acquisition and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our plan to acquire synergistic operating companies.

Off Balance Sheet Arrangements
     As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Item 3. Controls and Procedures.
     An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.
     There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On November 13, 2006, we issued 1,631,700 shares of common stock to Barron Partners, LP upon conversion of 3,626 shares of Series A Convertible Preferred Stock. The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.
Item 6. Exhibits.
     The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2006	PRECISION AEROSPACE
COMPONENTS, INC.
/s/ Robert P. Moyer

Robert P. Moyer
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended