Form 10KSB
period 2006-12-31
Precision Aerospace Components, Inc.
filed 2007-09-21
CIK 936446

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2006

Precision Aerospace Components, Inc.

 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	000-30185 (Commission File Number)	20-4763096 (IRS Employer Identification no.)

2200 Arthur Kill Road, Staten Island, NY (Address of principal executive office)	10309-1202 (Zip Code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90days   Yes [  ]   No [ X ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ XX ].

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2006:

Shares of common stock outstanding at August 28, 2007:  33,324,691

EXPLANATORY STATEMENT

This 10-KSB report is being filed at the same time as the filing of the Company’s 10-QSB reports for the first and second quarters of 2007.  The 10-KSB was delayed due to the need for successor management and its auditors to appropriately review the Company’s financial records subsequent to the acquisition in July 2006 and its inventory use and inventory valuation, which impacts the cost of goods sold and profitability.  It was not until the 10-KSB had been finalized that the subsequent 10-QSB’s could be finalized.  Assertions regarding activities conducted by management during the period of the 10-KSB refer to those of prior management.

TABLE OF CONTENTS
Page
EXPLANATORY STATEMENT	2

PART 1
INTRODUCTORY NOTE	4
Item 1.	Description of Business	4
Item 2.	Description of Property	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II

PART III

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks herein occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF PRECISION AEROSPACE COMPONENTS’ (FORMERLY JORDAN 1 HOLDINGS) BUSINESS

Organizational History

Precision Aerospace Components (Precision Aerospace or the “Company”) was previously known as Jordan 1 Holdings Company (“Jordan 1”) and was incorporated in Delaware on December 28, 2005.  Jordan 1 is the successor to Gasel Transportation Lines, Inc. ("Gasel"), an Ohio corporation that was organized under the laws of the State of Ohio on January 27, 1988.

Gasel was a trucking company that filed for bankruptcy in the Southern District of Ohio, Eastern Division, in May 2003.  On December 12, 2005, a final plan of reorganization was approved by the court and the bankruptcy proceeding was dismissed.

On December 30, 2005, Gasel entered into a private sale of stock under a Stock Purchase Agreement with Venture Fund I, Inc., a Nevada corporation owned and controlled by accredited investor Ruth Shepley (“Shepley”), of Houston, Texas.  Under the terms of the Stock Purchase Agreement, Shepley purchased 29,000,000 shares of restricted common stock for a purchase price of $100,000.

Subsequent to December 30, 2005, Jordan 1 did not engage in any business activity until July 20, 2006 when it entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation (“DFAC”), pursuant to an exchange agreement with the stockholders of DFAC.  Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. (“Freundlich Supply”) pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated May 24, 2006 among DFAC,

Freundlich Supply, and Michael Freundlich.  The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company.  Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc. (“Freundlich”).

The Company’s present sole operating subsidiary and sole source of revenues is Freundlich.

Overview of Business

Freundlich and through it the Company is a stocking distributor of aerospace quality, internally-threaded fasteners. The organization from which the operating assets were acquired, Freundlich Supply, was founded in 1940 and had been operating in its present business line since that time. The Company distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company’s products are manufactured, by others, to exacting specifications or are made from raw materials that provide strength and reliability required for aerospace applications.

Freundlich is a niche player in the North American aerospace fastener industry.  Freundlich currently focuses exclusively on aero-space quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications.  Freundlich maintains a large inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products. Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (approximately 40 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace.  Freundlich sells its products pursuant to written purchase orders it receives from its customers. All products are shipped via common carrier.

Industry Overview

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  Freundlich competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Freundlich supplier base.  Freundlich believes that the depth of its 7,000 SKU inventory represents a competitive advantage.  As a stocking distributor, Freundlich has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs.  While this business model has allowed Freundlich to mitigate the supply shortage suffered by the industry, the extremely long supply times are creating challenges and creating shortages at Freundlich.  Certain domestic manufacturing capacity was eliminated during a post-9/11 downturn in the aerospace industry.  As the industry began a turnaround in 2004 and 2005, driven by increased levels of defense spending and increased commercial demand caused by new orders received by Boeing Company and others, manufacturer delivery on the increased level of demand was delayed because of the decreased capacity extant after 9/11.

Inventory

As a stocking distributor, Freundlich maintains levels of inventory on hand or on order to satisfy its customers’ projected needs.  Freundlich has approximately 7,000 different types of nuts in its inventory, comprised of more than 35 million parts of premium quality, brand name nut products.  Freundlich’s primary suppliers include the following:

SPS Technologies

Greer Stop Nut

Republic Fastener Mfg. Corp

MacLean-ESNA

Alcoa Fastening Systems

Bristol Industries Inc.

Abbott-Interfast Corporation

Customers

In 2005, Freundlich Supply sold approximately 56% of its products to the United States Department of Defense.  All of these products were sold for maintenance, repair and operations functions, were shipped to various government installations across the United States and were sold for many different government programs.  For 2006, sales to the United States Department of Defense represented approximately 42% of total sales.

Freundlich’s commercial customers include original equipment manufacturers, repair facilities and other distributors.  Other than the sales to the United States Department of Defense, no one customer represented more than 10 percent of total sales in 2005 or 2006.

Competition

The fastener distribution industry is highly fragmented.  No one company holds a dominant position. This is primarily caused by the varied uses of fasteners and the size of the industry.  The Company competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Company's supplier base. The Company believes that the depth of its 7,000 SKU inventory represents a competitive advantage.

Few barriers to entry exist for fastener distributors generally.  However, the business model employed by Freundlich promotes barriers to entry not generally seen in the industry.

Freundlich’s quality system is certified to AS9100:2004 and ISO 9001:2000 quality measures.  Since quality is an important measure of aerospace suppliers, Freundlich strives to maintain its quality system to the highest standards in the industry.

As an authorized stocking distributor for the premier domestic manufacturers, Freundlich is able to maintain relationships with customers not generally available to the industry. Most manufacturers are not expanding their network of authorized distributors.

As a certified government supplier, i.e. because it is listed on the “Qualified Supplier/Manufacturer List,” Freundlich does not have to compete with companies not so listed.

Government Regulation

Freundlich is approved as a “qualified supplier” by the United States Department of Defense, and, as such, can provide certain critical parts that other suppliers not so approved cannot supply.

The Fastener Quality Act (“FQA”) and its implementing regulations issued by the United States Department of Commerce require certain distributors of fasteners to, among other things, maintain lot traceability for all of its products sold. This requires that companies like Freundlich keep their books and records such that they can trace the origin of each item sold to the manufacturer from which the item was purchased. The FQA imposes additional requirements on the manufacturers of subject parts and on the users. Because of the demands of the industry, its customers, and its own quality systems, Freundlich maintains strict lot traceability for each item in inventory, and has done so for many years.

Employees

Freundlich has 15 employees, all of whom are full time employees. We believe our employee relations are very good.

RISK FACTORS

An investment in our securities involves a high degree of risk. We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our securities. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR BUSINESS

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

As a result of the acquisition, our expenses have increased significantly.

As a result of the acquisition, our ongoing expenses have increased significantly, these include ongoing public company expenses, such as increased legal and accounting, administrative (including directors and insurance) expenses as a result of our status as a reporting company and the requirement that we register the shares of common stock issued underlying the convertible note, preferred stock and warrants issued to Barron Partners LP, as well as expenses incurred in complying with the internal controls requirements of the Sarbanes-Oxley Act, and obligations incurred in connection with the acquisition. Our failure to generate sufficient revenue and gross profit could result in reduced profits or losses as a result of the additional expenses.

We may not be able to obtain necessary additional capital which could adversely impact our operations.

Unless the Company can increase its investment in inventory and meet operational expenses with the existing sources of funds we have available, we may need access to additional financing to grow our sales.  Such additional financing, whether from external sources or related parties, may not be available if needed or on favorable terms. Our inability to obtain adequate financing will adversely affect the Company’s pace of business operations or could create liquidity and cash flow problems. This could be materially harmful to our business and may result in a lower stock price.

Our officers and directors are involved in other businesses which may cause them to devote less time to our business.

Our officers' and directors' involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

We could fail to attract or retain key personnel, which could be detrimental to our operations

Our success largely depends on the efforts and abilities of key executives, employees and consultants. The loss of the services of a key executive, employee or consultant could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We may not be able to grow through acquisitions.

In addition to our planned growth through the development of our business, an important part of our growth strategy is to expand our business and to acquire other businesses in related industries. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If our stock price is less than the exercise price of the outstanding warrants, it is not likely that that warrants will be exercised at their present exercise price. To the extent that we require cash, we may have to borrow the funds or sell equity securities. Any issuance of equity as a portion of the purchase price or any sale of equity, to the extent that we are able to sell equity, to raise funds to enable us to pay the purchase price would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this report, we do not have any agreement as to any acquisition. Further, any acquisition may be subject to government regulations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

the difficulty of integrating acquired products, services or operations;

the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

the difficulty of incorporating acquired rights or products into our existing business;

difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

difficulties in maintaining uniform standards, controls, procedures and policies;

the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

the effect of any government regulations which relate to the business acquired; and

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing or sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified.  These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We may be required to pay liquidated damages if our board does not consist of a majority of independent directors.

Our Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger requires us to (i) appoint such number of independent directors that would result in a majority of our directors being independent directors, (ii) have an audit committee that is composed solely of independent directors and (iii) have a compensation committee that is composed of a majority of independent directors. Our failure to maintain these requirements would results in our payment of liquidated damages that are payable in cash or by the issuance of additional shares of series A preferred stock at the election of the investors.

We are dependent on a few major industries.

We are dependent on the aerospace and defense industries for a majority of our revenue and, as a result, our business will be negatively impacted by any decline in those industries.

We face risks relating to government contracts.

There are inherent risks in contracting with the U.S. government, including risks that are peculiar to the defense industry, which could have a material adverse effect on our business, prospects, financial condition and operating results, including changes in the department of defense’s procurement policies and requirements.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our convertible note, series A and B convertible preferred stock, and our warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

The Company entered into a Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger (the “Investors”) pursuant to which the Investors purchased: (a) the Company’s convertible promissory note in the principal amount of $1,000,000, originally convertible into shares of the Company’s common stock at a price of .30 per share; (b) 5,277,778 shares of the Company’s series A convertible preferred stock (the “series A preferred stock”) which, were originally convertible into 15,833,334 shares of the Company’s common stock; (c) warrants to purchase 10,541,000 shares of the Company’s common stock at $.35 per share; and (d) 10,541,000 shares of the Company’s common stock at $.60 per share; all subject to certain adjustments of up to 35% per year in each of the years 2006 and 2007 if the Company failed to meet or exceed certain income levels.  Subsequent to the date of this report the Company and the Investors agreed that the overall adjustment would be 42% which results in (a) the conversion price of the convertible promissory note being $0.174, convertible into 5,747,126 shares of the Company’s common stock upon full conversion; (b) the series A preferred stock being fully convertible into 27,338,890 shares of the Company’s common stock; and (c) the warrants being exercisable at $.203 and $.347 respectively.  .All of these numbers refer to shares in existence after the 150:1 reverse split described below.  To date, 3,626 shares of the series A preferred stock have been converted.

Additionally all 2,811,000 shares of the Company’s series B convertible preferred stock convert into 5,622,000 shares of the Company’s common shares upon the 150:1 reverse split described below

The Securities Purchase Agreement provided that, within 120 days from the July 20, 2006 closing, the Company will have filed a restated certificate of incorporation that will (i) change the authorized capital stock to 10,000,000 shares of preferred stock and 90,000,000 shares of common stock and (ii) effect a one-for-150 reverse split of the common stock. The original number of Total Shares, without giving effect to the reverse split, would have been 5,309,760,600 shares for Barron Partners and 524,989,500 shares for Mr. Kreger.  The Company presently has an authorized common stock limit of 100,000,000 shares.  As a result, the Investors will not have the ability to convert the note or series A preferred stock or exercise the warrants in full unless the reverse split is effected.  The Investors have agreed that the date of the reverse split to have occurred has been extended to October 16, 2007.  If the reverse split is not effective on or prior to October 16 2007, the Company is required to pay the investors liquidated damages in an amount equal to 5% of the investment made by the investors, which would be $287,500.

The conversion price of the note and the conversion rate of the series A preferred stock are subject to adjustment in certain instances, including the issuance by the Company of stock at a price which is less than the conversion price.  Each of these refers to shares after the 150:1 reverse split.

The sale of these shares may adversely affect the market price of our common stock.

The terms of our Securities Purchase Agreement may restrict our ability to obtain necessary financing and could impede us from using our securities as consideration in contracts related to our operations

Under the Securities Purchase Agreement, we are restricted, during the three year period commencing on the date of the agreement or such earlier time as the investors have sold certain of their securities, (i) from issuing or selling any of our common stock either (A) at a conversion, exercise or exchange rate or other price that is based upon and or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debtor equity security or upon the occurrence of specified or content events directly or indirectly related to the business of the Company or the market  for the Common stock .or (ii) in a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms which are more favorable to the Investors that the terms initially provided to the investor in its initial securities purchase agreement with the Company.  In addition, we are restricted from issuing Preferred Stock and Convertible Debt. Further, each investor through the Securities Purchase Agreement have a right of first refusal in subsequent private placements of securities on a pro rata basis to their holdings in the total post financing total fully diluted shares of the Company.  These restrictions could impede us from using our securities as consideration in contracts related to our operations, including, but not limited to, common stock issued to consultants and vendors and obtaining additional financing.  This may force us to use our limited cash to pay third parties as opposed to issue our securities and may also lead to certain parties deciding to not enter into contracts with us an provide us with necessary financing.  If we have difficulty in entering into contracts related to our operations or obtaining additional financing, we may be forced to curtail our business operations.

RISKS RELATING TO OUR COMMON STOCK

Our stock is presently not listed on the OTC Bulletin Board and there is no certainty that we will be re-listed.

Our stock was removed from listing on the OTC Bulletin Board and we have not yet reapplied for listing.  We are not certain when we will be applying for re-listing and whether our application will be successful. As a result, the market liquidity for our securities is being adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Once re-listed, if we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholder to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect shareholders' ability to sell shares of our common stock

There has been a limited public market for our common stock and a more active trading market for our common stock may not develop.  An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.  These factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

Our common stock may be affected by sales of short sellers, which may affect shareholders' ability to sell shares of our common stock

As stated above, our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations.  These fluctuations could cause short sellers to enter the market from time to time in the belief that the Company will have poor results in the future.  The market for our stock may not be stable or appreciate over time and the sale of our common stock may negatively impact shareholders' ability to sell shares of the Company's common stock.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

If our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, (Rule 3a51-1 promulgated under the Securities Exchange Act of 1934) which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

Our Common Stock is presently deemed To Be "Penny Stock."

Penny stocks are stock:

With a price of less than $5.00 per share;

That are not traded on a "recognized" national exchange;

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

This may make it more difficult for investors to sell their shares due to suitability requirements.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

The Chairman of our board of directors will own a controlling interest in our voting stock following the completion of a proposed 1-for-150 reverse split.

The chairman of our board of directors, Alexander Kreger, will own approximately 53% of our outstanding common stock immediately following the completion of our proposed 1-for-150 reverse split.  As a result, Mr. Kreger will have the ability to control substantially all matters submitted to our stockholders for approval, including:

election of our board of directors;

removal of any of our directors;

amendment of our certificate of incorporation or bylaws; and

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office and the offices and distribution center of Freundlich is located at 2200 Arthur Kill Road, Staten Island, New York 10309.  This was the prior location of the operations of the acquired assets of Freundlich.  The space is subleased, pursuant to a triple net lease, by the Company through July 2007.  The space is leased for approximately $12,000 per month. We have an option to extend our lease for this space.  The approximately 18,000 square foot building is constructed from brick and cinder block and is maintained in excellent condition.  The space is sufficient for our present and projected needs.

ITEM 3.  LEGAL PROCEEDINGS

On March 23, 2007, the Company was notified that a complaint (the “Complaint”) had been filed against it, its directors and a major investor, in the United States District Court for the Eastern District of Pennsylvania by Robert Moyer, its former president and chief executive officer.  The Complaint against the Company alleges breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.  Mr. Moyer had been relieved of his responsibilities on January 18, 2007.  The Complaint demands relief aggregating over $460,000 plus compensatory and punitive damages.  The Company believes this Complaint has no merit and will vigorously defend the suit and will consider any appropriate rights and counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently trades on the Pink Sheets under the trading symbol "PAOS.PK".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2005, as reported on the web site Big Charts.  It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                                         PRICES

                                                             -------------------------

                                                             HIGH                LOW

2005

First Quarter                                        $0.45              $0.10

Second Quarter                                    $0.50              $0.16

Third Quarter                                       $0.36              $0.01

Fourth Quarter                                     $0.03              $0.01

2006

First Quarter                                          $0.14              $0.03

Second Quarter                                     $0.06              $0.01

Third Quarter                                        $0.11              $0.00

Fourth Quarter                                      $0.05              $0.011

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value. As of August 28, 2007, there were 79 holders of record of the Company's common stock and 33,324,691 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of August 28, 2007, there were 2 holders of record and 5,274,152 shares of series A convertible preferred stock outstanding, each of which is convertible into 3 shares of the Company’s common stock and there were 5 holders of record and 2,811,000 shares of series B convertible preferred stock outstanding each of which is convertible into 2 shares of the Company’s common stock (each after the 150:1 reverse split of the Company’s common stock).

Dividends

Precision Aerospace has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board and will depend upon, among other factors, the Company's operations, its capital requirements, and its overall financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note

The reader is directed to the explanatory statement at the first page of this Form 10-KSB.

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.  The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

Plan of Operation and Discussion of Operations

The Company's operations are presently carried out through its Freundlich subsidiary.  A description of Freundlich's operations and marketplace is contained in section 1 of this report.

Freundlich

During the fiscal year 2007 the Company intends to have Freundlich build on the base that has made it successful since its predecessor was originally started in 1938.

In this regard, the Company last year invested in additional equipment and inventory to better enable Freundlich to meet the needs of its customers.  The new, automated, packaging machine which became operational during the fourth quarter of 2006 enables Freundlich to more rapidly fulfill orders placed by its customers.  The machine also provides Freundlich the ability to process additional orders utilizing its present shipping strengths.

Freundlich has also invested in new computer equipment as well as a new integrated management control, inventory control, sales and shipping management program which, when fully implemented, will enhance overall operations.

With these important investments in place, Freundlich does not anticipate any material additional capital expenditures on plant and equipment during this coming year.  However, Freundlich will leverage its new capabilities consistent with both industry norms and enhancing Freundlich's operations.  Additional communications capabilities, an improved Web presence and enhanced order capabilities, are all either planned or being explored.

During the period that the Company owned Freundlich the investment in inventory was significant.  While some of this was necessary to meet customer demand, and an additional portion of the dollar amount was necessary to replenish stocks at new, higher prices, the investment created a strain on Freundlich's finances.  The costs of materials in the fastener industry, and the lead-times for delivery have both increased.  This has required more astute management of inventory ordering.  Additionally, it has resulted in the need to make additional inventory investment.

It is important to fully recognize the value of the Freundlich inventory.  Not only does Freundlich’s inventory enable Freundlich meet customer demand and obtain orders, but a significant portion of the inventory is carried on the Company’s balance sheet at a value well below the replacement cost were it to be reordered today.  As Freundlich replaces its lower cost inventory with new higher-priced inventory, it will have to make this investment.  Freundlich has the strategic benefit over a potential new entrant of having a lower cost of goods versus the seller of newly purchased items.  The exact replacement cost of

Freundlich’s inventory is difficult to exactly ascertain, since the cost of each particular item is generally increasing and the unit cost usually decreases as the quantity purchased increases.  The Company believes that, in the interest of assuring that its belief is known in a formal filing, and based only on its knowledge of present market pricing, were it to immediately replace Freundlich’s entire inventory, the overall cost of replacement would significantly exceed the initial audited cost of $3,509,183 shown on the balance sheet.

Freundlich has successfully put in place a new line of credit in the first quarter of 2007.  The line has a term of one year.  The line, along with the positive cash flow from operations (without giving effect to inventory fluctuation), should be sufficient to enable Freundlich to carry on and expand its present operations, albeit at a lower rate than desired.  However, Freundlich is investigating expansion of its product offerings as well as additional investment in inventory beyond that which could be accommodated by its present financing.  Accordingly, to implement these expansion plans Freundlich intends to pursue additional financing.  It should be emphasized that Freundlich believes that the impact of not obtaining additional financing will only be to restrain its rate of growth.  Even without additional financing, Freundlich should continue to adequately service its customers.

During the first quarter of 2007, subsequent to the period of this report, Freundlich was awarded a significant portion of a Defense Department contract; its competitors received awards of significantly lesser amounts of the contract.  Freundlich anticipates that it can fully satisfy the requirements of this contract without any additional financing.

Freundlich believes it can expand its business with its present staff.  However, it is likely that one or two additional staff members will be retained to augment the growth and operation of Freundlich.

Additional Company initiatives

During the early part of 2007, the Company has completed all of the processes consistent with the acquisition of Freundlich.  Accordingly, the Company can now investigate and pursue opportunities to both improve the Freundlich operation as well as additional operations which are both consistent with the Freundlich operation and with the Company's growth vision.

During the last quarter of 2006, the Company’s prior management improvidently pursued an acquisition opportunity that did not come about, but was costly to the Company.  A loss and associated expenses of approximately $213,000 was recognized in connection with this activity.  Additionally, in 2006, the Company incurred extraordinary costs in connection with its operations following the acquisition of Freundlich.  These additional professional fees and General and Administrative expenses, in excess of what the Company anticipates for normal operations, exceeded $50,000.  The effect of these expenses is magnified in view of the fact that the Company revenues and income only reflect the six months of operation of Freundlich from its acquisition in July.  Prior to the July acquisition the Company was inactive and so had no revenues.

The opportunities presently under consideration by the Company, in addition to the expansion of the Freundlich operations, are the acquisition of horizontal, vertical and complementary operations. No specific acquisition opportunities or ventures are being actively pursued at this time.  However it is anticipated that during the remainder of 2007, and beyond, the Company will actively evaluate and pursue acquisition and joint venture opportunities.  In connection with these opportunities, the Company will also pursue the arrangement of adequate financing to carry out its plans.

In view of the size of the operations of the Company's sole operating subsidiary, and the costs involved in pursuing and consummating an acquisition, the Company will have to be selective and may have to obtain additional anticipatory financing.

Horizontal acquisitions would effectively improve the Company's overall volume which, in turn, would enable the Company to take advantage of economies of scale as they pertain to inventory management and certain administrative practices.  Vertical or synergistic acquisitions could enhance the capability of the Company to satisfy potential customer desires to deal with multi-product companies or to deal with companies that have expanded service offerings not presently provided by Freundlich.

Additionally, acquisition of skills and product lines which are complementary to the Freundlich offering could mutually enhance the sales of each.

At the Company level, the Company does not intend to add any staff until and after acquisitions warrant such addition.  Presently, many Company level activities are either outsourced or handled at the Freundlich level.

The present cash flow from the activities of Freundlich is sufficient to meet both the Freundlich and the company cash requirements, subject to the foregoing discussion regarding expansion.

Off balance sheet arrangements

None

Subsequent Events

On January 18, 2007, the Company terminated Robert P. Moyer from his positions as the Chief Executive Officer and Chief Financial Officer of the Company.  Concurrent with this action, we appointed Andrew Prince to serve as the Chief Executive Officer of the Company.

On March 14, 2007, the Company guaranteed the performance of Freundlich in connection with the agreement (entered into on the same date) between Freundlich and Greater Bay Business Funding (the “Agreement”).  The Agreement, which has a maturity date of March 13, 2008, provides for Freundlich to sell all of its accounts receivable to Greater Bay Business Funding in return for a revolving invoice funding facility which will allow Freundlich to receive up to one million dollars ($1,000,000).  The funds will be made available to Freundlich in accordance with a pre-determined formula which allows for the payment of up to eighty per-cent (80%) of eligible accounts.  Eligible accounts are those not outstanding for more than ninety (90) days.  The daily rate on the outstanding balance will be the prime rate plus four per cent (4%).  Freundlich is required to maintain a minimum daily outstanding advance balance of two hundred thousand dollars ($200,000).  The balance is secured by a first lien position on all of Freundlich’s assets.

On March 23, 2007, the Company was notified that a complaint (the “Complaint”) had been filed against it, its directors and a major investor, in the United States District Court for the Eastern District of Pennsylvania by Robert Moyer, its former president and chief executive officer.  The Complaint against the Company alleges breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.  Mr. Moyer had been relieved of his responsibilities on January 18, 2007.  The Complaint demands relief aggregating over $460,000 plus compensatory and punitive damages.  The Company believes this Complaint has no merit and will vigorously defend the suit and will consider any appropriate rights and counterclaims

On May 4, 2007, Freundlich was awarded a Defense Department contract (number: SPM5AZ-07-D-4845), issued pursuant to Solicitation SPM5AZ06R0055 dated Aug 8, 2006 (the “Contract”).  The Contract is an indefinite quantity contract (which means that its does not specifically authorize the delivery of any material and that delivery shall be made only as authorized by the issuance of specific orders for material).  The Department of Defense estimates that the total award for the two year period commencing May 2007 will be in excess of $3,500,000.

On July 31, 2007 the Company and the Investors in the transaction reported in its 8-K dated July 20, 2006 agreed that the total conversion and exercise prices of the various securities associated with the Purchase Agreement of that date are fully adjusted for the 2006 and 2007 years to be a 42% adjustment of the original ratio or price.  By the terms of the Purchase Agreement the Company was subject to a maximum adjustment of 35% of the ratio or price per year for each of the two years dependent upon the Company meeting certain earnings per share requirements.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of Precision Aerospace required by Item 310(a) of Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

Of particular importance are the notes to those financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures. See Notes to Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer /Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/ Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.  Due to the size of the Company, and as a result of the implementation of the integrated financial reporting system discussed in (b) below, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls conducted at the end of April 2007, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company's internal controls over financial reporting.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  During the end of the last quarter of this reporting period, the Company implemented a new integrated, sales order and inventory management and organization accounting system.  This system is designed to assure tighter control and availability of information regarding the Company’s operations.  While there have been some initial operational issues, as they are identified the issues have been or are being resolved.  The Company concludes that our disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Item 8B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information concerning each of the directors and executive officers of the Company as of August 28 2007:

Name	Age	Position	With Company Since
Alexander Kreger	64	Director, Chairman of the Board,	2006
Andrew S. Prince	63	President and CEO, Principal Financial Officer, Director	2006, Officer since 2007
Robert Adler	73	Director	2006
Chris Phillips	35	Secretary, Director	2006
David Walters	44	Director	2006

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected.  The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Alexander Kreger

Mr. Kreger has served as the President of Kreger Truck Renting Company, Inc. since 1999. Mr. Kreger has a BS in accounting and finance from the Wharton School, University of Pennsylvania.

Andrew S. Prince

Mr. Prince is presently President and Chief Executive Officer of the Company.  Mr. Prince is, and for the last five years has been, a principal of Prince Strategic Group LC , a strategic advisory and merchant-banking group.  Prince Strategic Group’s focus is Strategic Planning, Acquisition/Disposition advice, Financial Restructuring and providing Crisis and Interim CEO, COO management.  Mr. Prince assists large and small organizations to develop and implement their business strategies and refine their operations.  He has extensive experience in corporate financing, strategic relationship and acquisition transactions, including their financial and strategic analysis, structuring and negotiations, strategic planning and management development activities as well as background in all facets of operations in both small and large organizations.  From June 1, 2004-June 1, 2006, Mr. Prince was a director of CDKnet.com (OTCBB: CDKN).  Mr. Prince is a graduate of the United States Naval Academy, Harvard Law School and Harvard Business School.

Mr. Prince is a member of the Company’s Compensation Committee.

Robert I. Adler

From 2000 to 2002, Mr. Adler was Managing Director for ING Furman Seiz Asset Management. From 1991 to 2000, he was Vice President, Senior Investment Officer for BHF Securities Corp. He is currently a member of the Board of Directors of China Medicine Company, a distributor of pharmaceutical products, including traditional Chinese herbal medicine, and SinoEnergy Holding Co., a manufacturer of stainless steel vessels for liquid and compressed natural gas.

Mr. Adler is a member of the Company’s Audit Committee. He is the Chairman of the Audit Committee.

Chris Phillips

Since October 2004, Chris Phillips has been the President and CEO of Apogee Financial Investments, Inc. a merchant bank which owns 100% of Midtown Partners & Co., LLC, a NASD licensed broker-dealer.  Since July 2000, he has acted as the managing member of TotalCFO, LLC which provides consulting and CFO services to a number of public and private companies and high net worth individuals.  Presently, he is a Board Member of Telzuit Medical Technologies, Inc. (OTCBB: TZMT), Remote Dynamics, Inc. (OTCBB: REDI) and an advisory board member for a number of other public and private companies.  Mr. Phillips holds a Bachelors of Science Degree in Accounting and Finance and a Masters of Accountancy with a concentration in Tax from the University of Florida.  Mr. Phillips is a Florida licensed Certified Public Accountant.

Mr. Phillips is a member of the Company’s Audit and Compensation Committees.

David Walters

Mr. Walters is the founder of Monarch Bay Capital Group, LLC, and has served as its President since 2001. From 1992 through 2000, he was executive vice president and managing director for Roth Capital (formerly Cruttenden Roth).  Mr. Walters also currently serves as Chairman and Chief Executive Officer of iTechexpress, Inc., a privately held company which provides computer and network solutions.

Mr. Walters is a member of the Company’s Audit and Compensation Committees.  He is Chairman of the Compensation Committee.

Code of Ethics and Committee Charters

Drafts of a Code of Ethics and committee charters for the Audit and Compensation committees have been prepared and are under review by the Board of Directors but have not been formally adopted..

Audit Committee

The Audit Committee makes such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

Thee compensation committee is authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.   Officers of the Company serving on the Compensation committee do not participate in discussions regarding their compensation.

Nominating Committee

The Company does not have a Nominating Committee and the full Board acts in such capacity.

Code of Ethics

The Code of Ethics will apply to the Company’s directors, officers and employees.  It will be available on the Company’s website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during 2006 all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Item 10.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer, and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2006, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gene Thompson President & Director (1)	2006	$0	0	0	$		0	0	$0	(2)	$0

Robert Moyer President, CEO and Director	2006	$66,635	0	0		$0	0	0	$0	(2)	$66,635

(1) Gene Thompson resigned from his positions as President and CEO (without compensation), and Director upon completion of the transactions described in Item 1, above and was replaced by Robert Moyer.

(2) Messrs. Thompson (until his resignation) and Moyer (upon replacing Mr. Thompson) served as directors of the Company, but without compensation for their director services.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Adler	$18,000						$18,000
Alex Kreger	$13,000						$13,000
Joseph Miele	$13,500						$13,500
Chris Phillips	$3,000						$3,000
Andrew Prince	$22,000						$22,000
David Walters	$19,000						$19,000

Non-employee Directors of the Company are paid $2,500 per meeting for board meeting attendance in person and $1,500 per meeting for board meeting attendance by phone and $1,500 per meeting for each committee meeting.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of August 28, 2007, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of August 28, 2007, the Company had 33,324,691 shares of Common Stock outstanding.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Richard Kreger 245 Park Av New York, NY 10167	69,111,309	(2)	69.1%	69.1%	Executive Chairman & Director
Alex Kreger	13,692,000		13.7%	13.7%	Director
BGRS 12333 Fairy Hill Road Rydal, PA 19046	3,150,000		3.2%	3.2%
Aimee Brooks 12 Graham Terrace Montclair, NJ 07042	1,722,000		1.7	1.7
Robert Adler	0		0	0	Director
Chris Phillips	0		0	0	Director Secretary
Andrew Prince	0		0	0	Director President and CEO
David Walters
Directors and Executive Officers as a Group (5 persons)	13,692,000		13.7%	13.7%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2)

Includes all shares of Common Stock, up to the maximum presently authorized shares of Company common stock issuable, upon conversion of either convertible preferred series A stock or Series A or Series B warrants held by Mr. Kreger.  Were sufficient shares of Company common stock available, and all warrants and conversion of preferred series A possible a total of 527,425,300 shares could be held by Mr. Kreger.

Securities Authorized for Issuance Under Equity Compensation Plans

See Note 11 in the attached financial statements.  The Company has no presently active plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 20, 2006, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation (“DFAC”), pursuant to an exchange agreement with the stockholders of DFAC.  The stockholders of DFAC included our chairman, Alex Kreger, his son Richard Kreger and daughter, Aimee

Brooks (the “Related Parties”).  Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. (“Freundlich Supply”) pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich.  The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  The overall transaction involved an investment of $5,750,000 (five million seven hundred fifty thousand dollars) and the Related Parties obtained an eventual approximate 16% interest in the Company (assuming full conversion of the convertible preferred series A and B shares and the convertible note and no adjustment to the conversion prices).  As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company.  Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc.

In connection with the transactions described above, Midtown Partners, with whom Mr. Richard Kreger is a vice president, an investor in the Securities Purchase Agreement, and the son of the Company’s Chairman, Alex Kreger, obtained 250,000 of the Company’s Series B Convertible Preferred shares.  These shares were received from the shares paid by the Company to DFAC.  Mr. Phillips holds a 50% membership interest in Midtown Partners & Co.  Midtown Partners & Co., LLC is a registered broker – dealer.

Item 13. EXHIBITS

Listed in the Exhibit Index on page 27 hereof.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were: $76,586 for 2006, and $23,000 for 2005.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $-0- in 2006 and $-0-in 2005.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006 and 2005 were $-0- in 2006 and $-0-in 2005.

All Other Fees

The aggregate fees billed for products and services provided the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2006 and 2005 were$-0- in 2006 and $-0-in 2005.

Audit Committee

Our Audit Committee implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services.  Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee  or Board of Directors prior to the commencement of the services, subject to certain de-minimus non-audit service (as described in Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee or Board of Directors approves it prior to the service being completed.  All of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Date: September 21, 2007	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince Andrew S. Prince	President and Chief Executive Officer and Director	September 21, 2007

/s/ Andrew S. Prince Andrew S. Prince	Principal Executive Officer and Principal Financial Officer

/s/ Alexander Kreger	Director Chairman	September 21, 2007
Alexander Kreger

/s/ Robert Adler	Director	September 21, 2007
Robert Adler

/s/ Chris Phillips	Director	September 21, 2007
Chris Philips

/s/ David Walters	Director	September 21, 2007
David Walters

Exhibits:

EXHIBIT
NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Baron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006
31.1	Certification by Chief Executive Officer/Principle Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

CONSOLIDATED FINANCIAL STATEMENTS:	Pages

Reports of Independent Registered Public Accounting Firm	3-4

Consolidated Balance Sheet as of December 31, 2006	5

Consolidated Statements of Income for the Years
Ended December 31, 2006 and 2005	6

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2006 and 2005	7

Consolidated Statement of Temporarary Equity for the
Years Ended December 31, 2006 and 2005	8

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	9

Notes to Consolidated Financial Statements	10 - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Precision Aerospace Components, Inc.

2200 Arthur Kill Rd.

Staten Island, NY 10309

We have audited the accompanying consolidated balance sheet of Precision Aerospace Components, Inc. (formerly Jordan 1 Holdings Company), (the “Company”) as of December 31, 2006, and the related consolidated statements of income, changes in Stockholders’ Equity, temporary equity and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Precision Aerospace Components, Inc. (formerly Jordan 1 Holdings Company), as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, NJ 08026

August 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc)

Marietta, Ohio

We have audited the accompanying balance sheet of Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc), as of December 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc), as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, Jordan 1 Holdings Company (formerly Gasel Transportation Lines, Inc) has no operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goff Backa Alfera & Company, LLC

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

February 28, 2006

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 67,094
Accounts receivable, net	784,798
Inventory, net	3,509,183
Prepaid expenses	62,926
4,424,001

PROPERTY AND EQUIPMENT - Net	321,518

OTHER ASSETS
Deposits	129,700
Goodwill	2,443,114
2,572,814

TOTAL ASSETS	$ 7,318,333

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 1,468,059
Subordinated loan payable-current portion	300,000

Income taxes payable	101,366
Redeemable warrants	50,000
1,919,425
LONG -TERM LIABILITIES
Subordinated loan payable-long term portion	450,000
Convertible loan payable	1,000,000
TOTAL LIABILITIES	3,369,425

TEMPORARY EQUITY
Additional paid-in capital -warrants	843,272
Preferred Stock A $.001 par value; 7,100,000 shares authorized	5,274
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	2,811
2,811,000 shares issued and outstanding
851,357
STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	-
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized	-
33,324,691 shares issued and outstanding	33,325
Additional paid-in capital	5,808,675
Deficit	(2,744,449)
TOTAL STOCKHOLDERS' EQUITY	3,097,551

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$ 7,318,333

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUE - SALES	$ 4,951,927	$ -

TOTAL COSTS OF GOODS SOLD	3,156,837	-

GROSS PROFIT	1,795,090	-

OPERATING EXPENSES
General and administrative expenses	1,255,197	-
Professional Fees	131,845	-
Depreciation	23,770	-
	1,410,812	-

NET INCOME BEFORE OTHER INCOME (EXPENSE)	384,278	-

OTHER INCOME (EXPENSE)
Interest income and other	2,934	-
Interest expense	(52,361)	-
	(49,427)	-

DISCONTINUED OPERATIONS
(Loss) from discontinued operations	-	(1,140,007)
Gain on sale from discontinued operations	-	500
Gain from extinguishment of debt	-	2,114,796

Net income from discontinued operations	-	975,289

NET INCOME BEFORE PROVISION FOR INCOME TAXES	334,851	975,289

Provision for income taxes	101,366	-

NET INCOME APPLICABLE TO COMMON SHARES	$ 233,485	$ 975,289

NET INCOME PER BASIC SHARES	$ 0.01	$ 0.09

NET INCOME PER DILUTED SHARES	$ 0.00	$ 0.09

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	36,265,493	10,559,381

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	3,149,310,735	10,658,821

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total

Balances, January 1, 2005		$ -		$ -	9,877,966	$ 2,543,481	$ 102,786	$ (3,953,223)	$ (17,833)	$ (1,324,789)

Shares converted from Gasel-Ohio to Gasel-Delaware Corporation (Par values established)						(2,533,603)	2,533,603			-

Common stock issued for Consulting services					800,000	800	199,200			200,000

Common stock issued for Cash					29,000,000	29,000	71,000			100,000

Net Income								975,289		975,289

Balances, December 31, 2005	-	-	-	-	39,677,966	39,678	2,906,589	(2,977,934)	(17,833)	(49,500)

Stock conversion			2,611,000	2,611	(8,000,000)	(8,000)	5,389			-

Treasury Stock					15,025	15	(17,848)		17,833	-

Issuance of preferred stock	5,277,778	5,278	200,000	200	0	0	3,759,445			3,764,923

Conversion of preferred stock to common stock	(3,626)	(4)			1,631,700	1,632	(1,628)

Transfer to Temporary Equity	(5,274,152)	(5,274)	(2,811,000)	(2,811)			(843,272)			(851,357)

Net Income								233,485		233,485

Balances, December 31, 2006	-	$ -	-	$ -	33,324,691	$ 33,325	$ 5,808,675	$ (2,744,449)	$ -	$ 3,097,551

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONSOLIDATED STATEMENTS OF TEMPORARY STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional
	Preferred Stock-Series A		Preferred Stock-Series B		paid-in
	Shares	Amount	Shares	Amount	Capital	Total

Transfer from Stockholders' Equity	5,274,152	$ 5,274	2,811,000	$ 2,811	$ 843,272	$ 851,357

Balances, December 31, 2006	5,274,152	$ 5,274	2,811,000	$ 2,811	$ 843,272	$ 851,357

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from Continuing and Discontinued Operations	$ 233,485	$ 975,289
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	23,770	288,185
Proceeds from Issuance of Common Stock	-	-
Gain on Sale of Discontinued Operations	-	(500)
Extinguishment of Debt	-	(2,114,796)
Common stock Issued as Compensation	-	200,000
Loss on Disposition of Assets	-	112,478
Allowance for Bad Debt	-	83,628

Changes in operating assets and liabilities:
(Increase) decrease in assets
(Increase) decrease in accounts receivable	328,888	276,492
(Increase) decrease in inventory	(988,030)	99,485
(Increase) decrease in prepaid expenses and other assets	(52,980)	239,199
(Increase) decrease in security deposits	(129,300)	-

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	665,072	97,929
Increase (decrease) in income taxes payable	101,366	-
Total adjustments	(51,214)	(717,900)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	182,271	257,389

Purchase of property and equipment	(145,288)	(106,085)
Proceeds from Sale of Discontinued Operations	-	500
Acquisition of Freundlich Supply Co., Inc.	(5,263,943)	-
Intanible Assets	(221,369)

NET CASH USED IN INVESTING ACTIVITIES	(5,630,600)	(105,585)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in cash overdraft	-	(193,824)
Cash proceeds from sale of stock	4,750,000	100,000
Retirement of common stock	(550,000)	-
Expenses associated with the sale of preferred stock	(435,077)	-
Proceeds from Letter of Credit	-	39,456
Payments on Notes Payable-Related Party	-	(28,246)
Principal Payments on Long Term Borrowing	-	(131,799)
Proceeds from subordinated note	750,000	-
Proceeds from convertible note	1,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,514,923	(214,413)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,594	(62,609)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	500	63,109

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 67,094	$ 500

Supplemental cash flow information
Net cash paid during the period for:
Interest Expense (Income) , net	$ 49,427	$ 97,734
Income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Notes Payable, Mortgages and Capital Lease Obligation Reductions Upon Disposition of Fixed Assets	$ -	$ 1,817,682

The accompanying notes are an integral part of these consolidated financial statements

1. HISTORY AND NATURE OF BUSINESS

Precision Aerospace Components (Precision Aerospace or the “Company”) was previously known as Jordan 1 Holdings Company (“Jordan 1”) and was incorporated in Delaware on December 28, 2005.  Jordan 1 is the successor to Gasel Transportation Lines, Inc. ("Gasel"), an Ohio corporation that was organized under the laws of the State of Ohio on January 27, 1988.

Gasel was a trucking company that filed for bankruptcy in the Southern District of Ohio, Eastern Division, in May of 2003. On December 12, 2005, a final plan of reorganization was approved by the court and the bankruptcy proceeding was dismissed.

On December 30, 2005, Gasel entered into a private sale of stock under a Stock Purchase Agreement with Venture Fund I, Inc., a Nevada corporation.

Subsequent to December 30, 2005, Jordan 1 did not engage in any business activity until July 20, 2006 when it entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation (“DFAC”), pursuant to an exchange agreement with the stockholders of DFAC. Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. (“Freundlich Supply”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich. The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company.  Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc. (“Freundlich”)  These transactions satisfied the factors and eliminated the concerns expressed last year about the Company’s ability to continue to operate as a going concern.  The Company has received additional financing and has acquired assets which have a long history of profitable operations.  However, although the Company after the acquisition of the Freundlich Supply assets can not recognize the accumulated earnings which resulted from those assets prior to their sale, the Company is required to continue to recognize the accumulated deficit of $2,977,934 which it had as of December 31, 2005.  This deficit is the result of its prior and now discontinued operations.  The Company will not derive any tax benefit from this accumulated deficit

The Company’s present sole operating subsidiary and sole source of revenues is Freundlich.

Freundlich stocking distributor of aerospace quality, internally-threaded fasteners. The organization from which the operating assets were acquired was founded in 1940 and had been operating in its present business line since that time. The Company distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company’s products are manufactured, by others, to exacting specifications or are made from raw materials that provide strength and reliability required for aerospace applications.

Freundlich is a niche player in the North American aerospace fastener industry. The Company currently focuses exclusively on aero-space quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. The Company maintains a large inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products. Management believes that the Company's demonstrated ability to immediately fulfill a high percentage (approximately 40 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace. The Company sells its products pursuant to written purchase orders it receives from its customers. All products are shipped via common carrier.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts have been eliminated.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts.  The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Allowance for doubtful accounts was $0 for December 31, 2006 and 2005, respectively.

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently). The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time. Inventory consists of finished goods for resale at December 31, 2006.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Warehouse equipment	5 years
Leasehold improvements	**
Computers	5 years
Furniture and fixtures	7 years
Equipment	5 years

** Shorter of life or lease term.

The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006 goodwill was recognized at $2,443,114. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Income Taxes

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings per Common Share

Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

Revenue Recognition

Revenues are recognized when title, ownership and risk of loss pass to the customer. A sale occurs at the time of shipment from the Company’s warehouse in Staten Island, New York, as the terms of the Company’s sales are FOB shipping point.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 42 percent of our total sales. No other customer accounted for greater than 10 percent of our total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Gross Profit

The Company determines its gross profit by subtracting cost of goods sold from sales. Cost of goods sold includes the cost of the products sold and excludes costs for selling, general and administrative expenses, which are reported separately in the income statement.

Shipping and Handling Costs and Fees

The Company records freight cost on merchandise purchased to cost of goods sold and freight and delivery charges on sales to selling, general and administrative expenses.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects to adopt SFAS No.157 on December 31, 2007.  The adoption of SFAS 157 is not anticipated to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R."  This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

3. PROPERTY AND EQUIPMENT

2006

Furniture and Fixtures	$2,392
Equipment and other	336,409
Leasehold Improvements	6,487
345,288

Less Accumated Depreciation and Amortization	(23,770)

Property and Equipment, net	$321,518

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2006 consist of the following:

Accounts payable	$1,251,878
Accrued expenses	216,181
Total	$1,468,059

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a lease which expires July 20, 2007, subsequent to the period of this report. The Company has exercised an option to extend it’s lease through July 20, 2008.  The rental rate is $12,000 per month.

On March 14, 2007 the Company guaranteed the performance of Freundlich in connection with the agreement (entered into on the same date) between Freundlich and Greater Bay Business Funding (the “Agreement”).  The Agreement, which has a maturity date of March 13, 2008, provides for Freundlich to sell all of its accounts receivable to Greater Bay Business Funding in return for a revolving invoice funding facility which will allow Freundlich to receive up to one million dollars ($1,000,000).  The funds will be made available to Freundlich in accordance with an pre-determined formula which allows for the payment of up to eighty per-cent (80%) of eligible accounts.  Eligible accounts are those not outstanding for more than ninety (90) days.  The daily rate on the outstanding balance will be the prime rate plus four per cent (4%).  Freundlich is required to maintain a minimum daily outstanding advance balance of two hundred thousand dollars ($200,000).  The balance is secured by a first lien position on all of Freundlich’s assets.

On March 23, 2007, the Company was notified that a complaint (the “Complaint”) had been filed against it, its directors and a major investor, in the United States District Court for the Eastern District of Pennsylvania by Robert Moyer, its former president and chief executive officer.  The Complaint against the Company alleges breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.  Mr. Moyer had been relieved of his responsibilities on January 18, 2007.  The Complaint demands relief aggregating over $460,000 plus compensatory and punitive damages.  The Company believes this Complaint has no merit and will vigorously defend the suit and will consider any appropriate rights and counterclaims.

6. INCOME TAXES

Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision for the years ended December 31 are as follows:

	2006	2005
Current:
Federal	$86,161	$0
State	15,205	0
Total Current Income Tax	$101,366	$0

The 2006 effective income tax rate of 30.7% differed from the federal statutory rate of 34% due to the amortization of intangible assets, a cost segregation study performed on fixed assets, as well as timing differences for other temporary and permanent differences, and state income taxes.

7. EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2006 and 2005, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants and the conversion of Series A and Series B Preferred Stock and the convertible note.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2006	2005
Income (loss) available to
common stockholders used
in basic EPS and diluted EPS	$233,485	$975,289

Weighted average number of
common shares used in basic EPS	36,265,493	10,559,381

Effect of dilutive securities:
Stock options and warrants,
conversion of preferrred shares and note	3,113,045,242	99,440

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	3,149,310,735	10,658,821

1 - Complete conversion cannot be accomplished until the Company completes its 150:1 reverse stock split.

2 - Conversion automatically occurs upon the Company completing its 150:1 reverse stock split, and cannot be converted prior to such event.

8. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2006 consists of the following:

2006
$1,000,000 five year convertible unsecured term loan at a rate which was 12% on December 31, 2006, (adjusts to 14% in January 31, 2007). Due 2011	$1,000,000
$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (9.25% on December 31, 2006).	750,000

1,750,000
Less current portion	300,000
$1,450,000

Future principal payments on long-term debt for the next 5 years are as follows:

2007	$300,000
2008	300,000
2009	150,000
2010	0
2011	1,000,000
Thereafter	0
$1,750,000

9. ACQUISITION

On July 20, 2006, the Company acquired all the assets and certain liabilities of Freundlich Supply, a New York corporation which operates as a distributor of fasteners to the aerospace industry. The purchase price totaled $5,263,943, consisting of the original purchase price of $5,000,000 plus $263,943 working capital adjustment. The asset purchase agreement provided that the purchase price would be adjusted to the extent of the Seller’s net working capital, defined as the excess of accounts receivable, inventory and prepaid expenses over accounts payable and accrued expenses, exceeded, or was less than, $2,280,000 at closing. Net working capital totaled $2,543,943 at closing, and accordingly, the purchase price was increased by $263,943.

The acquisition was recorded by allocating the cost of the assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. The excess of the cost of the acquisition over the net of the amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill.

9. ACQUISITION (CONTINUED)

The fair value of the assets and liabilities has been determined and the purchase price has been allocated as follows:

Accounts Receivable	$1,113,686
Inventory	2,521,153
Prepaid Expenses	9,946
Deposits	400
Furniture and Equipment	200,000
Goodwill	2,221,745

Total Assets	$6,066,930
Accounts Payable	779,005
Accrued Expenses	23,982

Total Purchase Price	$5,263,943

Additionally, $221,370 was recognized as Goodwill for the profit of 20 days, for the period of July 1-20, 2006.

The following table presents the unaudited condensed pro forma statement of Income for the years ended December 31, 2006 and 2005, and reflects the results of operations of the Company as if the acquisition of “Freundlich” had been effective January 1, 2005.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date.

	2006	2005
Net sales	$10,337,869	$8,816,384
Gross profit	3,731,808	2,987,997
Sales, General and Adminstrative expenses
and depreciation expense	2,796,022	2,554,580
Net Income	$935,786	$423,417
Basic income per share	$0.026	$0.001
Fully diluted	$0.000	$0.001

10. LOSS FROM DISCONTINUED OPERATIONS

During the third quarter 2005, Gasel ceased operations. As a result, the operations for the year ended December 31, 2005 has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In 2006, prior Management of the company was pursing an acquisition which failed to consummate.

11. STOCK OPTIONS

The Company had adopted a stock option plan, which provided for the granting of options to certain officers, directors and key employees of the Company.  Currently, options for 410,000 shares of common stock have been issued under this plan.  The option price, number of shares and grant date were determined at the discretion of the Company's board of directors.  Grantees vested in the options at the date of the grant.  The exercise price of each option that has been granted under the plan equals 100% of the market price of the Company’s stock on the date of the grant. Options under this plan vest on the grant date and are exercisable for a period not to exceed 10 years from the option grant date.  Options are non-transferable. A summary of the status of the Company’s stock option plan as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

       2006

         2005

    Weighted

     Weighted

     Average

      Average

      Exercise

       Exercise

Options

Price

Options

Price

Outstanding at beginning

of year

410,000

$.70

410,000

$.70

Granted

--

--

Exercised

--

--

Forfeited

--

--

Outstanding at

end of year

410,000

$.70

410,000

$.70

Exercisable at

end of year

410,000

410,000

Weighted average fair

value of options

granted during the period

--

$--

--

$--

11. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2006.

Weighted

Range

Number

Average

Weighted

Number

Of

Outstanding

Remaining

Average

Exercisable

Exercise

at

Contractual

Exercise

at

Prices

12/31/06

Life

Price

12/31/06

$.95

210,000

0.42

$.95

210,000

$.50

100,000

0.75

$.50

100,000

$.35

100,000

5.58

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  There were no options granted during the year ended December 31, 2006; therefore, no pro forma presentations are required.

12.  WARRANTS

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

12.  WARRANTS (CONTINUED)

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

In connection with the Securities Purchase Agreement of July 20, 2006, the Company issued 5 year warrants to purchase 10,541,000 shares of its post 150:1 reverse conversion common stock at an exercise price of $0.35 per common share and the same number, 10,541,000 shares of its post 150:1 reverse conversion common stock at an exercise price of $0.60 per common share.  These equate to 1,581,150,000 shares each, pre conversion, at exercise prices of .00233 and .004 respectively; however the Company does not have sufficient authorized shares (only 100,000,000 shares are authorized) to enable full exercise of the warrants.

A summary of the status of the Company’s warrants as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

1 – Cannot be fully exercised until the Company completes its 150:1 reverse conversion.

