Form 10QSB
period 2007-03-31
Precision Aerospace Components, Inc.
filed 2007-09-21
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

(718)-356-1500

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The number of shares of the issuer’s common stock outstanding on August. 28, 2007. was  33,324,691

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X ]

EXPLANATORY STATEMENT

This 10-QSB report is being filed at the same time as the 10-KSB for 2006 and the 10-QSB for the second quarter of 2007.  The 10-KSB was delayed due to the need for successor management and its auditors to appropriately review the Company’s financial records subsequent to the acquisition in July 2006.  It was not until the 10-KSB had been finalized that the subsequent 10-QSB’s could be finalized.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 -UNAUDITED

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 -UNAUDITED

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 108,462
Accounts receivable, net	754,006
Inventory, net	3,329,156
Prepaid expenses	79,741
4,271,365

PROPERTY AND EQUIPMENT - Net	310,905

OTHER ASSETS
Deposits	57,700
Goodwill	2,443,114
2,500,814

TOTAL ASSETS	$ 7,083,084

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 821,847
Subordinated note payable-current portion	300,000

Loan payable-current portion	236,765
Income taxes payable	189,850
Redeemable warrants	50,000
1,598,462
LONG -TERM LIABILITIES
Subordinated note payable-long term portion	375,000
Convertible note payable	1,000,000
2,973,462
TOTAL LIABILITIES

TEMPORARY EQUITY
Additional paid-in capital -warrants	843,272
Preferred Stock A $.001 par value; 7,100,000 shares authorized	5,274
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	2,811
2,811,000 shares issued and outstanding
851,357
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325
Additional paid-in capital	5,808,675
Retained earnings (deficit)	(2,583,735)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,258,265

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 7,083,084

The accompanying notes are an intergral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

REVENUE - SALES	$ 1,952,218	$ -

TOTAL REVENUE	1,952,218	-

TOTAL COSTS OF GOODS SOLD	1,182,292	-

GROSS PROFIT	769,926	-

OPERATING EXPENSES
General and administrative expenses	465,806	-
Professional Fees	18,077	-
Depreciation	19,063	-
	502,946	-

NET INCOME BEFORE OTHER (EXPENSE)	266,980	-

OTHER (EXPENSE)
Interest expense	(17,483)	-
	(17,483)	-

NET INCOME BEFORE PROVISION FOR INCOME TAXES	249,497	-

Provision for income taxes	88,784	-

NET INCOME APPLICABLE TO COMMON SHARES	$ 160,713	$ -

NET INCOME PER BASIC SHARES	$ 0.00	$ -

NET INCOME PER DILUTED SHARES	$ 0.00	$ -

WEIGHTED AVERAGE NUMBER OF BASIC COMMON

SHARES OUTSTANDING	33,324,691	39,670,666

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	6,913,003,091	39,670,666

The accompanying notes are an intergral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 160,713	$ -

Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	19,063	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease in accounts receivable	30,792	-
(Increase) in inventory	180,027	-
(Increase) in prepaid expenses	(16,815)	-
(Increase) in security deposits	72,000	-

Increase (decrease) in liabilities
Increase in accounts payable and accrued expenses	(646,211)	-
Increase in income taxes payable	88,484	-
Total adjustments	(272,660)	-

Net cash (used in) operating activities	(111,947)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,450)	-

Net cash (used in) investing activities	(8,450)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short term loan payable	236,765	-
Payment of principle of subordinated note payable	(75,000)	-

Net cash provided by financing activities	161,765	-

INCREASE IN CASH AND CASH EQUIVALENTS	41,368	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	67,094	500

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 108,462	$ 500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$ 17,483	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an intergral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 -UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  Inventory consists of finished goods for resale at March 31, 2007.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Warehouse equipment	5 years
Leasehold improvements	**
Computers	5 years
Furniture and fixtures	7 years
Equipment	5 years

** Shorter of life or lease term.

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 -UNAUDITED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006 goodwill was recognized at $2,443,114. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The Company tests for impairment on an annual basis.

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

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 -UNAUDITED

3. PROPERTY AND EQUIPMENT-NET

Furniture and Fixtures	$2,392
Equipment and other	344,859
Leasehold Improvements	6,487
353,738

Less Accumated Depreciation and Amortization	(42,833)

Property and Equipment, net	$310,905

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

Depreciation expense ended March 31, 2007 and 2006 was $ 19,063 and $0 respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2007 consists of the following:

2006

Accounts payable	$714,630
Accrued expenses	107,217
Total	$821,847

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a lease which expires July 20, 2007.  The Company has an option to extend the lease.  The rental rate is $12,000 per month.

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

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 -UNAUDITED

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

6. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of March 31, 2007 consists of the following:

2007
$1,000,000 five year convertible interest only unsecured term loan at a 14% interest rate. Due 2011	$1,000,000
$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (9.25% on December 31, 2006).	675,000

1,675,000
Less current portion	300,000
$1,375,000

Future principal payments on long-term debt for the next 5 years are as follows:

2007	$225,000
2008	300,000
2009	150,000
2010	0
2011	1,000,000
Thereafter	0
$1,675,000

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 -UNAUDITED

7. ACQUISITION

On July 20, 2006, the Company acquired all the assets and certain liabilities of Freundlich Supply, a New York corporation which operates as a distributor of fasteners to the aerospace industry. The purchase price totaled $5,263,943, consisting of the original purchase price of $5,000,000 plus $263,943 working capital adjustment. The asset purchase agreement provided that the purchase price would be adjusted to the extent of the Seller’s net working capital, defined as the excess of accounts receivable, inventory and prepaid expenses over accounts payable and accrued expenses, exceeded, or was less than, $2,2800,000 at closing. Net working capital totaled $2,543,943 at closing, and accordingly, the purchase price was increased by $263,943.

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

Additionally, $221,370 was recognized as Goodwill for the profit of 20 days, for the period of July 1- 20, 2006.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out  under the caption “Risk Factors” in our 10-KSB report for the year ended 2006 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Note

The reader is directed to the explanatory statement at the first page of this Form 10-QSB.

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, and the notes thereto included herein.  The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the three months ended March 2007 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The Company's operations are presently carried out through its Freundlich Supply Company, Inc. (“Freundlich”) subsidiary.

Overview

Freundlich and through it the Company is a stocking distributor of aerospace quality, internally-threaded fasteners.  Freundlich distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company’s products are manufactured, by others, to exacting specifications or are made from raw material that provides strength and reliability required for aerospace applications.

Freundlich is a niche player in the North American aerospace fastener industry.  The fastener distribution industry is highly fragmented with no single company holding a dominant position.  Freundlich currently focuses exclusively on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.  Freundlich competes with numerous distributors who serve as authorizing stocking distributors for the seven nut manufacturers in its supplier base.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products.  Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (over 40 percent) of customer orders from stock-on-hand provides Freundlich a distinct competitive advantage in the marketplace.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented 31%, of our total sales.  No other customer accounts for more than 10% of our sales.

Freundlich

During the fiscal year 2007 the Company intends to have Freundlich build on the base that has made it successful since its predecessor was originally started in 1938.

In this regard, the Company last year invested in additional equipment and inventory to better enable Freundlich to meet the needs of its customers.  The new, automated, packaging machine which became operational during the fourth quarter of 2006 now enables Freundlich to more rapidly fulfill orders placed by its customers.  The machine also provides Freundlich the ability to process additional orders utilizing its present shipping strengths.

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

There is an ongoing production under-capacity in the fastener industry, and there has been increasing costs of materials.  These factors have increased lead-times for delivery and increased costs of products.  This has required more astute management of inventory.  It has also required an increase in investment in inventory – since replacing even the same item is done at a higher cost and, because of the longer lead times, it is desirable to maintain higher inventory levels.

During the period that the Company owned Freundlich the investment in inventory has been significant.  However it was done at a pace that created a strain on the Company’s finances.  For a period of time during the quarter shipments to Freundlich were severely disrupted.  This has now been fully corrected and Freundlich is receiving all of its orders in line with its past outstanding relationships with its suppliers.  With Freundlich’s new line of credit, which was obtained this quarter, the Company has proceeded to return to normal payable performance and can resume an orderly growth of its inventory.

The new credit line has a term of one year.  The line, along with the positive cash flow from operations (without giving effect to inventory fluctuation), should be sufficient to enable Freundlich to carry-on and expand its present operations, albeit at a lower rate than desired.  However, Freundlich is investigating expansion of its product offerings as well as additional investment in inventory beyond that which could be accommodated by its present financing.  Accordingly, to implement these expansion plans Freundlich intends to pursue additional financing.  It should be emphasized that Freundlich believes that the impact of not obtaining additional financing will only be to restrain its rate of growth.  Even without additional financing, Freundlich should continue to adequately service its customers.

Freundlich believes it can expand its business with its present staff.  However, it is likely that one or two additional staff members will be retained to augment the growth and operation of Freundlich.

Additional Company initiatives

The Company during this quarter has completed substantially all of the processes consistent with the acquisition of Freundlich and has realigned management.  Accordingly, the Company during the remainder of this year, most probably commencing with the third quarter, can investigate and pursue opportunities to both improve the Freundlich operation as well as additional operations which are both consistent with the Freundlich operation and with the Company's growth vision.

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

Liquidity

The present cash flow from the activities of Freundlich is sufficient to meet both the Freundlich and the Company cash requirements, subject to the foregoing discussion regarding rate of increase of operations and expansion.

Off Balance Sheet Arrangements

None

Subsequent Events

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

Item 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer /Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/ Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.  Due to the size of the Company, and as a result of the implementation of the integrated financial reporting system discussed in (b) below, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls conducted at the end of April 2007, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially adversely affected, or are reasonably likely to materially adversely affect, the Company's internal controls over financial reporting.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.    The Company concludes that our disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

Dated: September 21, 2007	PRECISION AEROSPACE
COMPONENTS, INC.
/s/ Andrew S. Prince

Andrew S. Prince
Chief Executive Officer