Form 10QSB
period 2007-06-30
Precision Aerospace Components, Inc.
filed 2007-09-21
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

or

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

(718)-356-1500)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The number of shares of the issuer’s common stock outstanding on August 28, 2007. was  33,324,691

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X ]

EXPLANATORY STATEMENT

This 10-QSB report is being filed at the same time as the 10-KSB for 2006 and the 10-QSB for the first quarter of 2007.  The 10-KSB was delayed due to the need for successor management and its auditors to appropriately review the Company’s financial records subsequent to the acquisition in July 2006.  It was not until the 10-KSB had been finalized that the subsequent 10-QSB’s could be finalized.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 -UNAUDITED

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 - UNAUDITED

INDEX

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED):	Pages

Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited )	5

Condensed Consolidated Statements of Income for the Six Months and Three Months Ended June 30, 2007 and 2006 (Unaudited	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8-13

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 42,770
Accounts receivable, net	882,971
Inventory, net	3,429,727
Prepaid expenses	96,556
4,452,024

PROPERTY AND EQUIPMENT - Net	295,167

OTHER ASSETS
Deposits	40,885
Goodwill	2,443,114
2,483,999

TOTAL ASSETS	$ 7,231,190

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 689,583
Subordinated note payable-current portion	300,000

Loan payable-current portion	219,658
Income taxes payable	331,665
Redeemable warrants	50,000
1,590,906
LONG -TERM LIABILITIES
Subordinated note payable-long term portion	300,000
Convertible note payable	1,000,000
TOTAL LIABILITIES	2,890,906

TEMPORARY EQUITY
Additional paid-in capital -warrants	843,272
Preferred Stock A $.001 par value; 7,100,000 shares authorized	5,274
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	2,811
2,811,000 shares issued and outstanding
851,357
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325
Additional paid-in capital	5,808,675
Retained earnings (deficit)	(2,353,073)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,488,927

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 7,231,190

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months ended June 30,		Three Months ended June 30,
		Restated		Restated
	2007	2006	2007	2006

REVENUE - SALES	$4,303,789	$-	$2,351,571	$-

TOTAL REVENUE	4,303,789	-	2,351,571	-

TOTAL COSTS OF GOODS SOLD	2,626,036	-	1,443,744	-

GROSS PROFIT	1,677,753	-	907,827	-

OPERATING EXPENSES
General and administrative expenses	842,606	-	376,800	-
Professional Fees	88,255	-	70,178	-
Depreciation	38,126	-	19,063	-
Total Expenses	968,987	-	466,041	-

NET INCOME BEFORE OTHER (EXPENSE)	708,766	-	441,786	-

OTHER INCOME (EXPENSE)
Interest expense	(86,791)	-	(69,308)	-
	(86,791)	-	(69,308)	-

NET INCOME BEFORE PROVISION FOR INCOME TAXES	621,975	-	372,478	-

Provision for income taxes	230,599	-	141,815	-

NET INCOME APPLICABLE TO COMMON SHARES	$391,376	$-	$230,663	$-

NET INCOME PER BASIC SHARES	$0.01	$-	$0.01	$-

NET INCOME PER DILUTED SHARES	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	39,670,066	33,324,691	39,670,066

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	6,913,003,091	40,380,066	6,913,003,091	40,380,066

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

		Restated
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 391,376	$ -

Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	38,126	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease in accounts receivable	(98,173)	-
(Increase) in inventory	79,456	-
(Increase) in prepaid expenses	(33,630)	-
(Increase) in security deposits	88,815	-

Increase (decrease) in liabilities
Increase in accounts payable and accrued expenses	(778,476)	-
Increase in income taxes payable	230,299	-
Total adjustments	(473,583)	-

Net cash (used in) operating activities	(82,207)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,775)	-

Net cash (used in) investing activities	(11,775)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short term loan payable - Great Bay	219,658	-
Payment of principle of subordinated note payable	(150,000)	-

Net cash provided by financing activities	69,658	-

DECREASE IN CASH AND CASH EQUIVALENTS	(24,324)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	67,094	500

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 42,770	$ 500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$ 86,791	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  Inventory consists of finished goods for resale at June 30, 2007.

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
June 30, 2007 and 2006

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED))

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

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

(Unaudited)

3. PROPERTY AND EQUIPMENT-NET

2007

Furniture and Fixtures	$2,392
Equipment and other	348,184
Leasehold Improvements	6,487
357,063

Less Accumated Depreciation and Amortization	(61,896)

Property and Equipment, net	$295,167

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

 Depreciation expense ended June 30, 2007 and 2006 was $ 38,126 and $0 respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2007 consist of the following:

2007

Accounts payable	$580,352
Accrued expenses	109,231
Total	$689,583

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
June 30, 2007 and 2006

(Unaudited)

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

6. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of June 30, 2007 consists of the following:

2007
$1,000,000 five year convertible interest only unsecured term loan at a 14% interest rate. Due 2011	$1,000,000
$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (9.25% on December 31, 2006).	600,000

1,600,000
Less current portion	300,000
$1,300,000

Future principal payments on long-term debt for the next 5 years are as follows:

2007	$300,000
2008	150,000
2009	150,000
2010	0
2011	1,000,000
Thereafter	0
$1,600,000

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

(Unaudited)

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

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

(Unaudited)

8. RESTATEMENT

The Company has restated its June 30, 2006 consolidated financial statements to reflect the proper accounting of the merger dated July 20, 2006.

	Six Months ended June 30,		Three Months ended June 30,
	Reported	Restated	Reported	Restated
	2006	2006	2006	2006

REVENUE - SALES	$5,385,942	$-	$2,511,848	$-

TOTAL REVENUE	5,385,942	-	2,511,848	-

TOTAL COSTS OF GOODS SOLD	3,449,224	-	1,584,080	-

GROSS PROFIT	1,936,718	-	927,768	-

OPERATING EXPENSES
General and administrative expenses	828,107	-	394,371	-
Professional Fees	-	-	-	-
Depreciation	1,580	-	790	-
Total Expenses	829,687	-	395,161	-

NET INCOME BEFORE OTHER (EXPENSE)	1,107,031	-	532,607	-

OTHER INCOME (EXPENSE)
Interest expense	(27,091)	-	(14,122)	-

NET INCOME BEFORE		-		-
PROVISION FOR INCOME TAXES	1,079,940	-	518,485	-

Provision for income taxes	486,000	-	233,000	-

NET INCOME APPLICABLE
TO COMMON SHARES	$593,940	$-	$285,485	$-

NET INCOME PER BASIC SHARES	$0.02	$-	$0.01	$-

NET INCOME PER DILUTED SHARES	$0.02	$-	$0.01	$-

WEIGHTED AVERAGE NUMBER OF
BASIC COMMON SHARES OUTSTANDING	31,670,066	39,670,066	31,670,066	39,670,066

WEIGHTED AVERAGE NUMBER OF
FULLY DILUTED COMMON SHARES
OUTSTANDING	37,292,066	40,380,066	37,292,066	40,380,066

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

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, included herein.  The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the six and three months ending June 2006 have been restated to properly account for the acquisition of the Freundlich assets which occurred after the period of this report.  During the six month period of this report in 2006 the Company did not have operations.  The results for the six months ended June 2007 may not be indicative of the results for the entire year.

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

Freundlich has also invested in new computer equipment as well as a new integrated management control, inventory control, sales and shipping management program which, when fully implemented, will enhance overall operations.  Freundlich has identified several substantial enhancements which it is having developed by the software company that developed the program for inclusion in the program.

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

During the period that the Company owned Freundlich the investment in inventory has been significant.  However it was done at a pace that created a strain on the Company’s finances.  For a period of time during the first quarter shipments to Freundlich were severely disrupted.  This has now been fully corrected and Freundlich is receiving all of its orders in line with its past outstanding relationships with its suppliers.  When the shipment disruption was corrected in the first quarter, it created a surge in parts receipts which were accommodated by Freundlich’s financing.  During the course of this quarter Freundlich has made progress in reducing its total debt (accounts payable as well as the amount of its line) outstanding while servicing its other debt payment obligations.  With Freundlich’s new line of credit, which was obtained near the end of the first quarter, the Company has proceeded to return to normal payable performance and has resumed placing orders for an orderly growth of its inventory.

The line, along with the positive cash flow from operations (without giving effect to inventory fluctuation), should be sufficient to enable Freundlich to carry-on and expand its present operations, albeit at a lower rate than desired.  An issue could arise if significant unanticipated deliveries of long delayed materials were to arrive.  Freundlich is investigating expansion of its product offerings as well as additional investment in inventory beyond that which could be accommodated by its present financing.  Accordingly, to implement these expansion plans Freundlich intends to pursue additional financing.  It should be emphasized that Freundlich believes that the impact of not obtaining additional financing will only be to restrain its rate of growth.  Even without additional financing, Freundlich should continue to adequately service its customers.

Freundlich’s future operations were bolstered when, in May, it was awarded a Defense Department contract (number: SPM5AZ-07-D-4845), issued pursuant to Solicitation SPM5AZ06R0055 dated Aug 8, 2006 (the “Contract”).  The Contract is an indefinite quantity contract (which means that its does not specifically authorize the delivery of any material and that delivery shall be made only as authorized by the issuance of specific orders for material).  The Department of Defense estimates that the total award for the two year period commencing May 2007 will be in excess of $3,500,000.  Freundlich anticipates that it can fully satisfy the requirements of this contract without any additional financing.

Freundlich believes it can expand its business with its present staff.  However, it is likely that one or two additional staff members will be retained to augment the growth and operation of Freundlich.

Additional Company initiatives

The Company during the remainder of this year, will investigate and pursue opportunities to both improve the Freundlich operation as well as additional operations which are both consistent with the Freundlich operation and with the Company's growth vision.

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

Subsequent Event

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

Off Balance Sheet Arrangements

None

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls conducted at the end of July 2007, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially adversely affected, or are reasonably likely to materially adversely affect, the Company's internal controls over financial reporting.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.    The Company concludes that our disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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
President and Chief Executive Officer

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