Form 10QSB
period 2007-09-30
Precision Aerospace Components, Inc.
filed 2007-11-08
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

(718)-356-1500)
(Issuer's Telephone Number, including Area Code)

(Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The number of shares of the issuer’s common stock outstanding on November 6, 2007 was  33,324,691.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 –UNAUDITED

PRECISION AEROSPACE COMPONENTS, INC.

(Formerly Jordan 1 Holdings Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 - UNAUDITED

INDEX

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED):	Pages

Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited )	3-4

Condensed Consolidated Statements of Income for the Six Months and Three Months Ended September 30, 2007 and 2006 (Unaudited	5-6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2007 and 2006 (Unaudited)	7-8

Notes to Condensed Consolidated Financial Statements	9-13

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,078
Accounts receivable, net	1,185,612
Inventory, net	3,707,945
Prepaid expenses	79,741
5,019,376

PROPERTY AND EQUIPMENT - Net	280,443

OTHER ASSETS
Deposits	45,700
Goodwill	2,443,114
2,488,814

TOTAL ASSETS	$7,788,633

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$764,304
Subordinated note payable-current portion	300,000
Loan payable-current portion	472,157
Income taxes payable	424,774
1,961,235
LONG -TERM LIABILITIES
Subordinated note payable-long term portion	225,000
Convertible note payable	1,000,000
TOTAL LIABILITIES	3,186,235

TEMPORARY EQUITY
Additional paid-in capital -warrants	843,272
Preferred Stock A $.001 par value; 7,100,000 shares authorized	5,274
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	2,811
2,811,000 shares issued and outstanding
851,357
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325
Additional paid-in capital	5,808,675
Retained earnings (deficit)	(2,090,959)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,751,041

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,788,633

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months ended September 30,		Three Months ended September 30,

	2007	2006	2007	2006

REVENUE - SALES	$6,863,343	$2,897,344	$2,559,554	$2,897,344

TOTAL REVENUE	6,863,343	2,897,344	2,559,554	2,897,344

TOTAL COSTS OF GOODS SOLD	4,312,209	2,135,424	1,686,173	2,135,424

GROSS PROFIT	2,551,134	761,920	873,381	761,920

OPERATING EXPENSES
General and administrative expenses	1,170,863	734,151	358,257	734,151
Professional Fees	144,928	0	56,673	0
Depreciation	58,850	8,968	20,724	8,968
Total Expenses	1,374,641	743,119	435,654	743,119

NET INCOME BEFORE OTHER (EXPENSE)	1,176,493	18,801	437,727	18,801

OTHER INCOME (EXPENSE)
Expiration of Warrants	50,000	0	50,000	0
Interest expense	(180,916)	(19,603)	(64,125)	(19,603)
	(130,916)	(19,603)	(14,125)	(19,603)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,045,577	(802)	423,602	(802)

Provision (benefits) for income taxes	392,087	(361)	161,488	(361)

NET INCOME APPLICABLE TO COMMON SHARES	$653,490	$(441)	$262,114	$(441)

NET INCOME PER BASIC SHARES	$0.02	$0.00	$0.01	$0.00

NET INCOME PER DILUTED SHARES	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	37,619,768	33,324,691	33,570,486

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,999,719,761	2,438,616,618	8,999,719,761	7,156,870,813

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$653,490	$(441)

Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	58,850	8,968

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(400,814)	(22,310)
Decrease (increase) in inventory	(198,762)	(37,619)
Decrease (increase) in prepaid expenses	(16,815)	(65,272)
Decrease (increase) in security deposits	84,000	(314,020)

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(703,755)	239,919
Increase (decrease) in income taxes payable	273,408	-
Total adjustments	(903,888)	(190,334)

Net cash (used in) operating activities	(250,398)	(190,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(17,775)	(35,495)
Acquistion of Freundlich Supply Co. Inc.	-	(5,263,943)

Net cash (used in) investing activities	(17,775)	(5,299,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	4,750,000
Proceeds from convertible note	-	1,000,000
Retirement of Common stock	-	(550,000)

Expenses associated with the sale of common stock	-	(435,077)
Proceeds from issuance of short term loan payable - Greater Bay	472,157	-
Proceeds (payment) of principal of subordinated note payable	(225,000)	750,000

Net cash provided by financing activities	247,157	5,514,923

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,016)	24,710

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	67,094	500

CASH AND CASH EQUIVALENTS - END OF PERIOD	$46,078	$25,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$86,791	$-
Income taxes paid	$67,999	$-

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
(Formerly Jordan 1 Holdings Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  Inventory consists of finished goods for resale at September 30, 2007.

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 41 percent of the Company’s total sales.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

Reclassification

Certain amounts in September 30, 2006 have been reclassified to conform to the 2007 presentation. There is no effect on income for the period.

3. PROPERTY AND EQUIPMENT-NET

2007

Furniture and Fixtures	$2,392
Equipment and other	354,184
Leasehold Improvements	6,487

Less Accumulated Depreacitation and Amortization	(82,620)

Property and Equipment, net	$280,443

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

Depreciation expense ended September 30, 2007 and 2006 was $ 58,850 and $8,968 respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2007 consist of the following:

2007

Accounts payable	$572,093
Accrued expenses	192,211
Total	$764,304

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a lease which expires July 20, 2008.  The Company has an option to extend the lease.  The rental rate is $12,000 per month.

On March 14, 2007 the Company guaranteed the performance of Freundlich in connection with the agreement (entered into on the same date) between Freundlich and Greater Bay Business Funding (the “Agreement”).  The Agreement, which has a maturity date of March 13, 2008, provides for Freundlich to sell all of its accounts receivable to Greater Bay Business Funding in return for a revolving invoice funding facility which will allow Freundlich to receive up to one million dollars ($1,000,000).  The funds will be made available to Freundlich in accordance with a pre-determined formula which allows for the payment of up to eighty per-cents (80%) of eligible accounts.  Eligible accounts are those not outstanding for more than ninety (90) days.  The daily rate on the outstanding balance will be the prime rate plus four per cent (4%).  Freundlich is required to maintain a minimum daily outstanding advance balance of two hundred thousand dollars ($200,000).  The balance is secured by a first lien position on all of Freundlich’s assets.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On March 23, 2007, the Company was notified that a complaint (the “Complaint”) had been filed against it, its directors and a major investor, in the United States District Court for the Eastern District of Pennsylvania by Robert Moyer, its former president and chief executive officer.  The Complaint against the Company alleges breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.  Mr. Moyer had been relieved of his responsibilities on January 18, 2007.  The Complaint demands relief aggregating over $460,000 plus compensatory and punitive damages.  The Company has entered a motion to dismiss the Complaint.  The Company believes this Complaint has no merit and will vigorously defend the suit and will consider any appropriate rights and counterclaims.

6. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of September 30, 2007 consists of the following:

2007
$1,000,000 five year convertible interest only unsecured term loan at a 14% interest rate. Due 2011	$1,000,000
$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (8.75 on September 30, 2007).	525,000
1,525,000
Less current portion	300,000
$1,225,000

Future principal payments on long-term debt for the next 5 years are as follows:

2007	$75,000
2008	300,000
2009	150,000
2010	-
2011	1,000,000
Thereafter	-
$1,525,000

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  During the full nine month period of this report in 2006 the Company did not have operations.  The operations started July 2006.  The results for the nine months ended September 2007 may not be indicative of the results for the entire year.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products.  Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage approximately 40 percent of customer orders from stock-on-hand provides Freundlich a distinct competitive advantage in the marketplace.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented 45%, of our total sales.  No other customer accounts for more than 10% of our sales.

Freundlich

The Company is having Freundlich build on the base that has made it successful since its predecessor was originally started in 1938.

In this regard, the Company last year invested in additional equipment and inventory to better enable Freundlich to meet the needs of its customers.  The new, automated, packaging machine which became operational during the fourth quarter of 2006 now enables Freundlich to more rapidly fulfill orders placed by its customers.  The machine also provides Freundlich the ability to process additional orders utilizing its present shipping strengths.  While observing how the machine can best be utilized it has become apparent that there are shortcomings which somewhat limit the overall utility of the machine.  Freundlich is now investigating the ability to utilize the machine efficiently for packaging of additional varieties and numbers of fasteners.

Freundlich has also invested in new computer equipment as well as a new integrated management control, inventory control, sales and shipping management program which, has now been fully installed.  As Freundlich has utilized the program enhancements to make it more suitable for Freundlich’s operations have been identified, during this quarter, many of these requested upgrades have been installed and implemented.  The capabilities within the system have enhanced operations, more complete utilization of the system capabilities are being pursued.  Additional training and more complete utilization are ongoing.

With these important investments and enhancements in place, Freundlich does not anticipate any material additional capital expenditures on plant and equipment in the immediate future.  Additional communications capabilities, an improved web presence and enhanced order capabilities, are all either planned or being explored.

There is an ongoing production under-capacity in the fastener industry, and there has been increasing costs of materials.  These factors have increased lead-times for delivery and increased costs of products.  This has continued during the most recent quarter and is anticipated to continue in the immediate future.  This has required more astute management of inventory.  It has also required an increase in investment in inventory – since replacing even the same item is done at a higher cost and, because of the longer lead times, it is desirable to maintain higher inventory levels when product can be obtained.  The challenges presented cannot be overstated.  Accuracy of promised lead times from manufacturers and actual delivery times are low, making inventory scheduling exceptionally problematic.  During the most recent quarter inventory investment increased over two hundred thousand dollars.

The accounts receivable credit line , along with the positive cash flow from operations (without giving effect to inventory fluctuation), should be sufficient to enable Freundlich to carry-on and expand its present operations, albeit at a lower rate than desired.  An issue could arise if significant unanticipated deliveries of long delayed materials were to arrive.  Freundlich is investigating expansion of its product offerings as well as additional investment in inventory beyond that which could be accommodated by its present financing.  Accordingly, to implement these expansion plans the Company intends to immediately pursue additional financing.  It should be emphasized that Freundlich believes that the impact of not obtaining additional financing will only be to restrain its rate of growth.  Even without additional financing, Freundlich should continue to adequately service its customers.

Freundlich believes it can expand its business with its present staff.  However, Freundlich anticipates adding at least one additional staff member to augment the growth and operation of Freundlich.

Additional Company initiatives and events

The Company is investigating and pursuing opportunities to improve the Freundlich operation as well as additional operations which are both consistent with the Freundlich operation and with the Company's growth vision.  Other than the operational items previously discussed, no specific opportunities have been finally identified.  The ability to turn attention to these opportunities has been delayed due to the need to assure that the operations and funding are in place.

The opportunities presently under consideration by the Company, in addition to the expansion of the Freundlich operations, are the acquisition of horizontal, vertical and complementary operations.  No specific acquisition opportunities or ventures are being actively pursued at this time.  With a sound financial base in place, the Company will actively evaluate and pursue acquisition and joint venture opportunities.  In connection with these opportunities, the Company will also pursue the arrangement of adequate additional financing to carry out its plans.

In view of the size of the operations of the Company's sole operating subsidiary and the costs involved in pursuing and consummating an acquisition, the Company will have to be selective.

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

On July 31, 2007 the Company and the Investors in the transaction reported in its 8-K dated July 20, 2006 agreed that the total conversion and exercise prices of the various securities associated with the Purchase Agreement of that date are fully adjusted for the 2006 and 2007 years to be a total 42% adjustment of the original ratio or price.  By the terms of the Purchase Agreement the Company was subject to a maximum adjustment of 35% of the ratio or price per year for each of the two years dependent upon the Company meeting certain earnings per share requirements.  The Company believes that removing this uncertainty regarding its equity dilution will improve its ability to move forward with equity related financings.

Critical Accounting Policies

The Company considers the accounting policies related to revenue and related cost recognition, the valuation of inventory, the valuation of goodwill, transactions related to our debt and equity financing activity, to be critical to the understanding of our results of operations. For a more detailed discussion of the Company’s critical accounting policies, please see the Company’s consolidated financial statements and accompanying notes.  Critical accounting policies include the areas where the Company has made what it considers to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact the Company’s financial results under different assumptions and conditions.  The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles. As such, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Results of Operations

Prior to acquiring the assets and certain liabilities of Freundlich Supply on July 20, 2006, (the third quarter of 2006) the Company was inactive.  Consequently year to year comparisons of results for the nine month period last year with this year are not meaningful and will not be discussed and only the three month period ending September 30 will be discussed.  All of the results shown in the Company’s condensed consolidated financial statements for the year (nine months) 2006 are the results of the operations of the assets in Freundlich from the date of their third quarter acquisition.

The Three Months Ended September 30, 2007 and 2006

Total Revenues

The Company reported consolidated revenues of $ 2,559,554 in the quarter ended September 30, 2007 compared with revenues of $ 2,897,344 in the prior year quarter, a (decrease of 12%).

Operating Costs and Expenses

Total general operating costs and expense, including selling expenses, for the quarters ended September 30, 2007 and September 30, 2006 were $435,654 and $743,119, respectively, representing approximately 17% and 26% of consolidated revenues for the respective periods.  These operating expenses have been reduced by $307,465 between years (45%) due primarily to elimination of the extra charges associated with the transaction in which the Freundlich assets were acquired and reduction of corporate overhead costs.

Depreciation and amortization expenses were $20,724 and $8,968 in the quarters ended September 30, 2007 and 2006, respectively.  The increase between quarters is due primarily to the acquisition of additional computers, software and packing equipment after the end of the prior-year quarter.

Costs of goods were $1,686,173 and $ 2,135,424, respectively, in the quarters ended September 30, 2007 and September 30, 2006, a decrease of approximately (21%) between quarters.  These costs, expressed as a percentage of revenues for the corresponding periods, were 66% and 74%, respectively, for the current and prior-year quarters.

Interest Expense

Interest expense, net, was $ 64,125 for the quarter ended September 30, 2007 compared with $19,603 in the prior year.  During the first quarter of the current year, the Company’s Freundlich subsidiary entered into a line of credit financing, which was a financing facility that was not in place for the Company in the prior year.  Additionally the interest rate on the one million dollar Barron convertible note increased to an annual interest rate of 14% from a 3% rate during the quarter in 2006.

Net Income

The Company reported a net income of $262,114 for the quarter ended September 30, 2007, or $.01 per share, compared with a net loss of $441 or $ 0 per share, for the prior year quarter.

Liquidity and Capital Resources

The present cash flow from the activities of Freundlich is sufficient to meet both the Freundlich and the Company cash requirements, subject to the foregoing discussion regarding rate of increase of operations and expansion.

During the nine months ended September 30, 2007, our balance of cash and cash equivalents increased by $20,868 to $46,078.  The Company has a factoring agreement which expedites its cash receipts.

Net cash used in operations during the nine months ended September 30, 2007 was $250,398, reflecting the funding of operating expenses incurred by the Company and including a reduction of $703,755 in the total amount of accounts payable and accrued liabilities.   The proceeds of our financing , $ 472,157 , was utilized to reduce these liabilities.  Partially offsetting these factors was the $400,814 increase in the balance of accounts receivable during the current year.

Our financing activities during the current year provided net cash of $247,157. During the current year, we used cash to make payments reducing the balance of notes payable by $225,000.

We expect that our future cash flows from operations will be adequate to meet our anticipated operating cash needs – but not expansion or substantial increase in inventory.  In order to support to pursue one or more significant strategic acquisitions, we will need to incur additional debt or issue additional equity.

Off Balance Sheet Arrangements

None

Inflation

Our monetary assets, consisting primarily of cash and receivables and our non-monetary asset of goodwill, are not affected significantly by inflation.  However our major non-monetary asset of inventory is understated as a result of the effects of inflation.  Mere replacement of this inventory will result in the need for the Company to make an additional expenditure.  Additionally, as a result of the inflation of the replacement prices, our profit margins will be improved and consequently the Company will be forced to pay taxes and therefore lose some of the funds that will be necessary to replace the inventory.  This will divert cash from the expansion of the business.  The Company believes that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation, which may not be readily recoverable in the prices offered by the Company.

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls conducted at the end of September 2007, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially adversely affected, or are reasonably likely to materially adversely affect, the Company's internal controls over financial reporting.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  The Company concludes that its disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in its reports filed under the Exchange Act.

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

Dated: November 8, 2007	PRECISION AEROSPACE
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