Form 10KSB
period 2007-12-31
Precision Aerospace Components, Inc.
filed 2008-03-31
CIK 936446

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2007

Precision Aerospace Components, Inc.

 (Exact name of Registrant as specified in its charter)

Delaware	000-30185	20-4763096
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2200 Arthur Kill Road Staten Island, NY	10309-1202
(Address of Principal Executive Offices)	(Zip Code)

(718) 356-1500

(Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90days   Yes [ XX ]   No [  ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ XX ].

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2007:  $176,694

Shares of common stock outstanding at March 25, 2008:  33,324,691

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

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF PRECISION AEROSPACE COMPONENTS’ BUSINESS

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

Overview of Business

Freundlich and through it the Company is a stocking distributor of aerospace quality, internally-threaded fasteners.  The organization from which the operating assets were acquired, Freundlich Supply, was founded in 1938 and had been operating in its present business line since 1940.  The Company distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.  The Company’s products are manufactured, by others, to exacting specifications and are made from raw materials that provide the strength and reliability required for aerospace applications.

Freundlich is a niche player in the North American aerospace fastener industry.  Freundlich currently focuses on aero-space and nuclear quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications.  Freundlich maintains a large inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products. Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (over 45 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace.  Freundlich sells its products pursuant to written purchase orders it receives from its customers.  All products are shipped via common carrier.

Industry Overview

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  Freundlich competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Freundlich supplier base.  Freundlich believes that the depth of its 7,000 SKU inventory represents a competitive advantage.  As a stocking distributor, Freundlich has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs.  While this business model has allowed Freundlich to mitigate the supply shortage suffered by the industry, the extremely long supply times are creating challenges and creating shortages at Freundlich.  Regulatory requirements which require manufacturer certifications create a barrier to new supplier entry into the aerospace fastener manufacturing business beyond the usual investment and patent barriers faced by new entrants to other industries.  Certain domestic manufacturing capacity was eliminated during a post-9/11 downturn in the aerospace industry.  The industry began a turnaround in 2004, driven by increased levels of defense spending and increased commercial demand caused by new orders received by Boeing Company and others.  The continuing increased demand has exceeded the manufacturing capacity of qualified manufacturers.  Through this year, manufacturing lead times have continued to increase.

Inventory

As a stocking distributor, Freundlich attempts to maintain levels of inventory on hand or on order to satisfy its customers’ projected needs.  Freundlich has approximately 7,000 different types of nuts in its inventory, comprised of more than 35 million parts of premium quality, brand name nut products.  Freundlich’s primary suppliers include the following:

SPS Technologies

Greer Stop Nut

Republic Fastener Mfg. Corp

MacLean-ESNA

Alcoa Fastening Systems

Bristol Industries Inc.

Abbott-Interfast Corporation

Customers

In 2006, Freundlich Supply sold approximately 42% of its products to the United States Department of Defense.  All of these products were sold for maintenance, repair and operations functions, were shipped to various government installations across the United States and were sold for many different government programs.  For 2007, sales to the United States Department of Defense represented approximately 37% of total sales.

Freundlich’s commercial customers include original equipment manufacturers, repair facilities and other distributors.  Other than the sales to the United States Department of Defense, no one customer represented more than 10 percent of total sales in 2006 or 2007.

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

Few barriers to entry exist for fastener distributors generally.  However, the business model employed by Freundlich promotes competitive differences favoring Freundlich and collectively not generally seen in the industry.

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

Employees

Freundlich has 16 employees, all of whom are full time employees. We believe our employee relations are very good.

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

As a result of the acquisition, our ongoing expenses have increased significantly, these include ongoing public company expenses, such as increased legal and accounting, administrative (including directors and insurance) expenses and the requirement that we register the shares of common stock issued underlying the convertible note, preferred stock and warrants issued to Barron Partners LP, as well as expenses incurred in complying with the internal controls requirements of the Sarbanes-Oxley Act, and obligations incurred in connection with the acquisition.  Our failure to generate sufficient revenue and gross profit could result in reduced profits or losses as a result of the additional expenses and our failure to be able to meet our payment obligations could result in default under our obligations.

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

We could fail to attract or retain key personnel, which could be detrimental to our operations

Our success largely depends on the efforts and abilities of key executives, employees and consultants.  The loss of the services of a key executive, employee or consultant could materially harm our business because of the cost and time necessary to replace and train a replacement.  Such a loss would also divert management attention away from operational issues.  To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our convertible note, series A and B convertible preferred stock and our warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

The Company entered into a Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger (the “Investors”) pursuant to which the Investors purchased and still hold: (a) the Company’s convertible promissory note in the principal amount of $1,000,000. The note, upon full conversion, is convertible into 5,747,126 shares of the Company’s common stock (the conversion price is $0.174 per share); (b) 5,274,152 shares of the Company’s series A convertible preferred stock (the “series A preferred stock”) which, are convertible into 27,320,107 shares of the Company’s common stock; (c) warrants to purchase 10,541,000 shares of the Company’s common stock at $0.203 per share; and (d) 10,541,000 shares of the Company’s common stock at $0.347 per share.  All of these numbers refer to shares in existence after the 150:1 reverse split described below.

Additionally, all 2,811,000 shares of the Company’s series B convertible preferred stock convert into 5,622,000 shares of the Company’s common shares upon the 150:1 reverse split described below.

The Securities Purchase Agreement provides that the Company will have filed a restated certificate of incorporation that will (i) change the authorized capital stock to 10,000,000 shares of preferred stock and 90,000,000 shares of common stock and (ii) effect a one-for-150 reverse split of the common stock.  The number of Total Shares, upon full conversion of all Investor securities which could be converted to common stock of the Company without giving effect to the reverse split, would be 8,999,009,550 shares.  The Company presently has an authorized common stock limit of 100,000,000 shares.  As a result, the Investors will not have the ability to convert the note or series A preferred stock or exercise the warrants in full unless the reverse split is effected.  The Investors have agreed to extend that the date of the reverse split to May 1, 2008.  If the reverse split is not effective on or prior to May 1, 2008, the Company is required to pay the investors liquidated damages in an amount equal to 5% of the investment made by the investors, which would be $287,500.

The conversion price of the note and the conversion rate of the series A preferred stock are subject to adjustment in certain instances, including the issuance by the Company of stock at a price which is less than the conversion price.  Each of these refers to shares after the 150:1 reverse split.

The sale of these shares may adversely affect the market price of our common stock.

The terms of our Securities Purchase Agreement may restrict our ability to obtain necessary financing and could impede us from using our securities as consideration in contracts related to our operations.

Under the Securities Purchase Agreement, we are restricted, during the three year period commencing on the date of the agreement or such earlier time as the investors have sold certain of their securities, (i) from issuing or selling any of our common stock either (A) at a conversion, exercise or exchange rate or other price that is based upon and or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or content events directly or indirectly related to the business of the Company or the market for the Common stock, or (ii) in a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms which are more favorable to the Investors than the terms initially provided to the investor in its initial securities purchase agreement with the Company.  In addition, the Company is restricted from issuing Preferred Stock and Convertible Debt. Further, each investor through the Securities Purchase Agreement has a right of first refusal in subsequent private placements of securities on a pro rata basis to the investor’s holdings in the total post financing total fully diluted shares of the Company.  These restrictions could impede us from using our securities as consideration in contracts related to our operations, including, but not limited to, common stock issued to consultants and vendors and obtaining additional financing.  This may force us to use our limited cash to pay third parties as opposed to issue our securities and may also lead to certain parties deciding to not enter into contracts with us to provide us with necessary financing.  If we have difficulty in entering into contracts related to our operations or obtaining additional financing, we may be forced to curtail our business operations.

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

Our common stock may be affected by limited trading volume and the price of our shares may fluctuate significantly, which cumulatively may affect shareholders' ability to sell shares of our common stock

There has been a limited public market for our common stock.  A more active trading market for our common stock may not develop.  An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.  These factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

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

Because we may be subject to the “penny stock” rules, our investors may have difficulty in selling their shares of our common stock.

“Penny Stock” are shares of  stock:

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

Our Common Stock is presently deemed to be Penny Stock.

If our stock price continues to be less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, (Rule 3a51-1 promulgated under the Securities Exchange Act of 1934) which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

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

The protection provided by the federal securities laws relating to forward looking statements does not presently apply to us since our shares are Penny Stock shares.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, as long as our shares continue to be a Penny Stock, we will not have the benefit of this safe harbor protection in the event of any proceeding based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  Section 404 of the Sarbanes-Oxley Act requires increased control over financial reporting requirements, including documentation and testing of our internal control procedures in order to satisfy its requirements, annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments.  This section may become fully applicable to us in the future.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

election of our board of directors;

removal of any of our directors;

amendment of our certificate of incorporation or bylaws; and

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office and the offices and distribution center of Freundlich is located at 2200 Arthur Kill Road, Staten Island, New York 10309.  This was the prior location of the operations of the acquired assets of Freundlich.  The space is subleased, pursuant to a triple net lease, by the Company through July 2008.  The space is leased for approximately $12,000 per month. We have an option to extend our lease for this space.  The approximately 18,000 square foot building is constructed from brick and cinder block and is maintained in excellent condition.  The space is sufficient for our present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

Dismissal of March 23, 2007 Complaint Against the Company

On January 8, 2008, after the period of this report, the Company was notified of the dismissal of the complaint (the “Complaint”), without prejudice, by the United States District Court for the Eastern District of Pennsylvania, which had been filed against the Company, its directors and a major investor, by Robert Moyer, its former president and chief executive officer, on March 23, 2007.  The Complaint alleged breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently trades on the OTC:BB under the trading symbol "PAOS.OB".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2006 as reported on the web site Big Charts.  It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                                         PRICES

                                                             -------------------------

                                                             HIGH                LOW

2006

First Quarter                                          $0.14              $0.03

Second Quarter                                     $0.06              $0.01

Third Quarter                                        $0.11              $0.00

Fourth Quarter                                      $0.05            $0.011

2007

First Quarter                                         $0.03              $0.007

Second Quarter                                    $0.09              $0.023

Third Quarter                                        $0.05                $0.03

Fourth Quarter                                    $0.035              $0.008

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value. As of February 29, 2008, there were 78 holders of record of the Company's common stock and 33,324,691 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of February 29, 2008, there were 2 holders of record and 5,274,152 shares of series A convertible preferred stock outstanding, each of which is convertible into 5.18 shares of the Company’s common stock and there were 5 holders of record and 2,811,000 shares of series B convertible preferred stock outstanding each of which is convertible into 2 shares of the Company’s common stock (each after the 150:1 reverse split of the Company’s common stock).

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

Analysis of Financial Condition and Results of Operations

The Company's operations are presently carried out through its Freundlich subsidiary.  A description of Freundlich's operations and marketplace is contained in section 1 of this report.

During the fiscal year 2007 was a year of stabilization for the Company, with the installation of new management.  The results of this should begin to be apparent in 2008.  During 2007 the Company restored and strengthened its financial base.  Its Freundlich subsidiary secured a $1 Million line of credit.  By the end of the year it was able to solicit an expanded $3 Million line of credit.  Subsequent to the period of this report, Freundlich has entered into this new and expanded line of credit, based on qualifying receivables and inventory, secured by the assets of Freundlich and guaranteed by the Company.  This added financial resource will enable the Company to actively pursue activities and opportunities to enhance the Freundlich business – including communications capabilities, an improved web presence and enhanced order capabilities - as well as expanding operations consistent with the Company's growth vision.

During fiscal year 2006, the Company had invested in additional equipment and inventory to better enable Freundlich to meet the needs of its customers.  New computer equipment as well as a new integrated management control, inventory control, sales and shipping management program enhance our overall operations.  The new, automated, packaging machine enables Freundlich to more rapidly fulfill orders placed by its customers.  The machine also provides Freundlich the ability to process additional orders utilizing its present shipping strengths.  With these important investments in place, the Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2008.

Specific year to year income statement comparisons between 2006 and 2007 for the Company are generally not meaningful, since the Company was inactive and had no revenues prior to its July acquisition of the Freundlich assets and during the second half of 2006, the Company’s prior management improvidently pursued an acquisition opportunity that did not come about, but was costly to the Company.  A loss and associated expenses of approximately $213,000 was recognized in connection with this activity.  Additionally, in 2006, the Company incurred extraordinary costs in connection with its operations following the acquisition of Freundlich.  These additional professional fees and General and Administrative expenses, in excess of what the Company anticipates for normal operations, exceeded $50,000.  The effect of these expenses is magnified in view of the fact that the Company revenues and income only reflect the six months of operation of Freundlich from its acquisition in July.

The progress the Company made can be seen from the change and improvement in the Company’s balance sheet position between 2007 and 2006.  The Company plans to build on this improvement in 2008.

The Company’s overall liability exposure was reduced by nearly $500,000 (from $3,369,425 in 2006 to $2,873,976 in 2007) while our overall assets grew by over $275,000 (from $7,318,333 in 2006 to $7,593,989 in 2007) – an overall improvement in stockholders equity of nearly $775,000. from our annual sales of nearly $9,000,000.  When looking at our retained deficit it must be remembered that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $2,997,934 which could not be used to offset future taxes.

The Company’s improved financial situation and standing with our suppliers can be seen from the more than $725,000 reduction in our year end accounts payable (from $1,251,878 in 2006 to $525,407 in 2007).  This was partially funded by our line of credit which was started during 2007 and which had a balance of $387,466 at year end.

During the 2007, year the Company paid down its subordinated debt by $300,000 so that there was $450,000 outstanding at the year end.

The Company did defer making a portion of its 2007 income tax payments to 2008.  The Company did pay the “safe harbor” portion of the taxes necessary to avoid any penalty assessment in connection with its deferred payment.  The Company has now made this approximately $500,000 deferred 2007 tax payment.

The Comany made an additional investment in our inventory of more than $375,000 (from $3,509,183 in 2006 to $3,885,332 in 2007).  This is necessary not only to meet customer demand, but also to replenish stocks at new, higher prices.  This required investment, which is made with after tax dollars, diverts our scarce cash resources from other uses which could expand our business.  It is one example of the insidious way that higher taxes adversely affect businesses.  The Company has considered alternatives that could reduce the tax burden, but has determined that at the present time there is not an acceptable alternative.  For example, the Company is concerned that relocating Freundlich from the New York City area (where it bears among the highest tax rates in the country) would deprive it of its long standing and excellent staff.  The Company will explore possible actions to reduce the overall impact of the taxes on its operations without harming those operations.  The costs of materials in the fastener industry, and the lead-times for delivery, both continue to increase.  This has required more astute management of inventory ordering-even if the face of extreme uncertainty regarding actual deliveries.  Additionally, it continues to result in the need to make additional inventory investment.

It is important to fully recognize the value of the Freundlich inventory.  Not only does Freundlich’s inventory enable Freundlich to meet customer demand and obtain orders, but a portion of the inventory is carried on the Company’s balance sheet at a value well below the replacement cost were it to be reordered today.  As Freundlich replaces its lower cost inventory with new higher-priced inventory, it will have to make this investment.  Freundlich has the strategic benefit over a potential new entrant of having a lower cost of goods versus the seller of newly purchased items.  The replacement cost of Freundlich’s inventory is difficult to ascertain exactly, since the cost of each particular item is generally increasing and the unit cost usually decreases as the quantity purchased increases.  The rise in prices which occurred in 2007 and the use of the older inventory is substantially responsible for the rather exceptional 37% Gross Profit Margin achieved by the Company on its slightly greater than $9 million dollars in sales.  It should be expected that, when the price increases in the Freundlich inventory reduce in rate, this percentage will also return to somewhat lower levels.

During the first quarter of 2007, Freundlich was awarded a significant portion of a Defense Department contract; its competitors received awards of significantly lesser amounts of the contract.  Freundlich has been fulfilling and anticipates that it can continue to fully satisfy the requirements of this contract without any additional financing and that sales under the contract will continue to contribute to its revenues and profits.

In December 2007, Freundlich retained the services of Robert Serabin, a fastener industry veteran and experienced senior executive with a sales, marketing and engineering background, to be its General Manager.  The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.  However, it is possible that one or two additional staff members will be retained to augment the growth and operation of Freundlich.  Presently, many Company level activities are either outsourced or handled at the Freundlich level.

The opportunities presently under consideration by the Company, in addition to the expansion of the Freundlich operations, are the acquisition of horizontal, vertical and complementary operations.  No specific acquisition opportunities or ventures are being actively pursued at this time.  However, the Company is now in a position to actively evaluate and pursue acquisition and joint venture opportunities.  In connection with these opportunities, the Company will also pursue the arrangement of adequate financing to carry out its plans.

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

The present cash flow from the activities of Freundlich and the line of credit is sufficient to meet the Company’s cash requirements, subject to the foregoing discussion regarding expansion.

Off balance sheet arrangements

None

Subsequent Events

Dismissal of March 23, 2007 Complaint against the Company

On January 8, 2008, after the period of this report, the Company was notified of the dismissal of the complaint (the “Complaint”), without prejudice, by the United States District Court for the Eastern District of Pennsylvania, which had been filed against the Company, its directors and a major investor, by Robert Moyer, its former president and chief executive officer, on March 23, 2007.  The Complaint alleged breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.

The Company’s common stock has been re-listed on the OTC Bulletin Board

As of February 26, 2008 the company’s common stock was re-listed on the OTC Bulletin Board, this removes the adverse impact the delisting of the securities had on the market liquidity for our securities.

The Company entered into an Employment Agreement with its President and Option Compensation

The Company, in its 8-K filed on March 3, 2008, reported that it had approved an employment and compensation agreement with Andrew S. Prince, its President and CEO, which will run through September 1, 2008.  The same 8-K approved the option compensation to be received by non-executive members of the Company’s Board of Directors

Freundlich has entered into a new Three Million Dollar line of credit guaranteed by the Company

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which has a maturity date of January 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to Seventy-five (75) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  The Agreement replaced the Company’s existing facility with Greater Bay Business Funding.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of Precision Aerospace required by Item 310(a) of Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

Of particular importance are the notes to those financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.  To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected.

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

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer /Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/ Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.  Due to the size of the Company, and as a result of the implementation of the integrated financial reporting system discussed in (b) below, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls conducted at the end of February 2008, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company's internal controls over financial reporting.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  The Company concludes that our disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

ITEM 8B. OTHER INFORMATION

There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information concerning each of the directors and executive officers of the Company as of February 29, 2008:

Name	Age	Position	With Company Since
Alexander Kreger	64	Director and Chairman of the Board	2006
Andrew S. Prince	64	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Robert Adler	73	Director	2006
Chris Phillips	35	Secretary and Director	2006
David Walters	45	Director	2006

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

Mr. Kreger is a member of the Company’s Audit and Compensation Committees.

Andrew S. Prince

Mr. Prince is presently President and Chief Executive Officer of the Company.  Mr. Prince is, and for the last five years has been, a principal of Prince Strategic Group LC, a strategic advisory and merchant-banking group.  Prince Strategic Group’s focus is strategic planning, acquisition/disposition advice, financial restructuring and providing crisis and interim CEO, COO management.  Mr. Prince assists large and small organizations to develop and implement their business strategies and refine their operations.  He has extensive experience in corporate financing, strategic relationship and acquisition transactions, including their financial and strategic analysis, structuring and negotiations, strategic planning and management development activities as well as background in all facets of operations in both small and large organizations.  From June 1, 2004-June 1, 2006, Mr. Prince was a director of CDKnet.com (OTCBB: CDKN).  Mr. Prince is a graduate of the United States Naval Academy, Harvard Law School and Harvard Business School.

Mr. Prince is a member of the Company’s Compensation Committee.

Robert I. Adler

From 2000 to 2002, Mr. Adler was Managing Director for ING Furman Selz Asset Management. From 1991 to 2000, he was Vice President, Senior Investment Officer for BHF Securities Corp. He is currently a member of the Board of Directors of China Medicine Company, a distributor of pharmaceutical products, including traditional Chinese herbal medicine, and SinoEnergy Holding Co., a manufacturer of stainless steel vessels for liquid and compressed natural gas.

Mr. Adler is Chairman of the Company’s Audit Committee.

Chris Phillips

Since February 2008, Chris Phillips has been a portfolio manager for a hedge fund. Previously from October 2004 until January 2008, Chris served as the President and CEO of Apogee Financial Investments, Inc., a merchant bank, who owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.  Since July 2000 and up until January 2008, he acted as the managing member of TotalCFO, LLC which provides consulting and CFO services to a number of public and private companies and high net worth individuals.  From November 2007 through January 2008 Chris served as the CEO and Chief Accounting Officer of OmniReliant Holdings, Inc. (OTCBB: ORHI)Presently, he is also a Board Member of OmniReliant Holdings, Inc. (OTCBB: ORHI). Mr. Phillips holds a Bachelors of Science Degree in Accounting and Finance and a Masters of Accountancy with a concentration in Tax from the University of Florida.  Mr. Phillips is a Florida licensed Certified Public Accountant.

David Walters

David Walters co-founded Monarch Bay Associates, LLC, a FINRA member broker dealer, in 2006. Prior to Monarch Bay Associates, Mr. Walters was a principal with Monarch Bay Capital Group, LLC, a firm that provided advisory services and capital for emerging growth companies.  From 1992 through 2000 he was Executive Vice President and Managing Director in charge of Capital Markets for Roth Capital (formerly Cruttenden Roth) where he was instrumental in building the company’s revenues from $7 million to $65 million.  As an equity partner, he managed the capital markets group and led over 100 public and private financings, raising over $2 billion in growth capital.  Additionally, Mr. Walters oversaw a research department that covered over 100 public companies, and was responsible for the syndication, distribution and after-market trading of the public offerings.  Prior to Cruttenden Roth, he was Vice President for both Drexel Burnham Lambert and Donaldson Lufkin and Jenrette in Los Angeles, and he ran a private equity investment fund.  Mr. Walters is Chairman of the Board of Directors of the publicly traded companies: Remote Dynamics, Inc. (OCTBB: REDI), Monarch Staffing, Inc. (OCTBB: MSTF.OB), and the non-publicly traded companies Bounce Mobile Systems, Inc. and Systems Evolution, Inc., STI Group, Inc. and a director of Lathian Systems, Inc.  Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego.

Mr. Walters is Chairman of the Company’s Compensation Committee .and a member of the Company’s Audit Committee.

Code of Ethics and Committee Charters

Drafts of a Code of Ethics and committee charters for the Audit and Compensation committees have been prepared and are under review by the Board of Directors but have not been formally adopted.

Code of Ethics

The Code of Ethics will apply to the Company’s directors, officers and employees.  It is under review by the Board of Directors.  It will be available on the Company’s website.

Audit Committee

The Audit Committee makes such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived therefrom, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

The compensation committee is authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation and bonus compensation to all employees.  Officers of the Company serving on the Compensation committee do not participate in discussions regarding their own compensation.

Nominating Committee

The Company does not have a Nominating Committee and the full Board acts in such capacity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities.  Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during 2007, all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer, and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2007, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert Moyer President, CEO and Director (1)	2007	$8,654	0	0	$	0	0	$0	(2)	$8,654

Andrew Prince President, CEO and Director	2007	$142,769	0	0	$0	0	0	$0	(2)	$142,769

(1) Robert Moyer ceased serving in his positions as President and CEO on January 18, 2007 and was replaced by Andrew Prince.

(2) Messrs. Moyer (until his departure) and Prince (upon replacing Mr. Moyer) served as directors of the Company, but without compensation for their director services.  Mr. Prince had, until the time he replaced Mr. Moyer, served as a paid director of the Company.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Adler	$9,000						$9,000
Alex Kreger	$7,000						$7,000
Chris Phillips	$3,000						$3,000
Andrew Prince	$4,500						$4,500
David Walters	$10,000						$10,000

Non-employee Directors of the Company are paid $2,500 per meeting for board meeting attendance in person and $1,500 per meeting for board meeting attendance by phone and $1,500 per meeting for each committee meeting.  To conserve cash, certain director’s payments were not made when earned in 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of February 25, 2008, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of February 25, 2008, the Company had 33,324,691 shares of Common Stock outstanding.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Richard Kreger 245 Park Av New York, NY 10167	69,111,309	(2)	69.1%	69.1%
Alex Kreger	13,692,000		13.7%	13.7%	Executive Chairman & Director
BGRS 12333 Fairy Hill Road Rydal, PA 19046	3,150,000		3.2%	3.2%
Aimee Brooks 12 Graham Terrace Montclair, NJ 07042	1,722,000		1.7	1.7
Robert Adler	0		0	0	Director
Chris Phillips	0		0	0	Director Secretary
Andrew Prince	0		0	0	Director President and CEO
David Walters					Director
Directors and Executive Officers as a Group (5 persons)	13,692,000		13.7%	13.7%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2)

Includes all shares of Common Stock, up to the maximum presently authorized shares of Company common stock issuable, upon conversion of either convertible preferred series A stock or Series A or Series B warrants held by Mr. Richard Kreger.  Were sufficient shares of Company common stock available, and all warrants and conversion of preferred series A possible, a total of 592, 486,771 shares could be held by Mr. Kreger.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no presently active plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 20, 2006, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation (“DFAC”), pursuant to an exchange agreement with the stockholders of DFAC.  The stockholders of DFAC included our chairman, Alex Kreger, his son Richard Kreger and daughter, Aimee Brooks (the “Related Parties”).  Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. (“Freundlich Supply”) pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated May 24, 2006 among DFAC, Freundlich Supply and Michael Freundlich.  The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  The overall transaction involved an investment of $5,750,000 (five million seven hundred fifty thousand dollars) and the Related Parties obtained an eventual approximate 16% interest in the Company (assuming full conversion of the convertible preferred series A and B shares and the convertible note and no adjustment to the conversion prices).  As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company.  Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc.

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

ITEM 13. EXHIBITS

Listed in the Exhibit Index on page 26 hereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were: $66,975 for 2007 and $76,586 for 2006,.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $-0- in 2007 and $-0-in 2006.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007 and 2006 were $5,000 in 2007 and $-0-in 2006.

All Other Fees

The aggregate fees billed for products and services provided the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2007 and 2006 were $-0- in 2007 and $-0-in 2006.

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: March 26, 2008	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	March 26, 2008
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	March 26, 2008
Alexander Kreger

/s/ Robert Adler	Director	March 26, 2008
Robert Adler

/s/ Chris Philips	Director	March 26, 2008
Chris Philips

/s/ David Walters	Director	March 26, 2008
David Walters

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Barron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.7	Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.8	Amendment to Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.9	Guaranty between Greater Bay Business Funding and Freundlich Supply Company, Inc. and Precision Aerospace Components, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.10	Loan and Security Agreement as of March 6, 2008, by and among Freundlich Supply Company, Inc. (borrower) Precision Aerospace Components, Inc. (guarantor) and Israel Discount Bank of New York (lender)	Provided herewith

23.1	Consent of Bagell, Josephs, Levine & Company, L.L.C.	Provided herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”.	Provided herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the “Act”.	Provided herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Provided herewith

PRECISION AEROSPACE COMPONENTS, INC.

(FORMERLY JORDAN 1 HOLDINGS COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

PRECISION AEROSPACE COMPONENTS, INC.

(FORMERLY JORDAN 1 HOLDINGS COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CONSOLIDATED FINANCIAL STATEMENTS:

          Pages

Report of Independent Registered Public Accounting Firm

 4

Consolidated Balance Sheet as of December 31, 2007

 5

Consolidated Statements of Income for the Years Ended

December 31, 2007 and 2006

 6

Consolidated Statement of Stockholders’ Equity for the Years

Ended December 31, 2007 and 2006

 7

Consolidated Statement of Temporary Equity for the Years

Ended December 31, 2007 and 2006

 8

Consolidated Statement of Cash Flows for the Years

Ended December 31, 2007 and 2006

 9

Notes to Consolidated Financial Statements

 10 – 21

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive, Ste. J

Marlton, NJ 08053-4168

(856) 346-2828   Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Precision Aerospace Components, Inc.

2200 Arthur Kill Rd.

Staten Island, NY 10309

We have audited the accompanying consolidated balance sheet of Precision Aerospace Components, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Precision Aerospace Components, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Marlton, NJ 08053

March 24, 2008

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$154,709
Accounts receivable, net	837,552
Inventory, net	3,885,332
4,877,593

PROPERTY AND EQUIPMENT - Net	260,582

OTHER ASSETS
Deposits	12,700
Goodwill	2,443,114
2,455,814

TOTAL ASSETS	$7,593,989

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$606,627
Subordinated note payable-current portion	300,000
Line of credit	387,466
Income taxes payable	429,883
1,723,976

LONG -TERM LIABILITIES
Subordinated note payable-long term portion	150,000
Convertible note payable	1,000,000
TOTAL LIABILITIES	2,873,976

TEMPORARY EQUITY

Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811
Additional paid-in capital -warrants	843,272
851,357
STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	-
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325
Additional paid-in capital	5,808,675
Retained earnings (deficit)	(1,973,344)
TOTAL STOCKHOLDERS' EQUITY	3,868,656

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$7,593,989

The accompanying notes are an integral part of these financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUE	$8,961,990	$4,951,927

COSTS OF GOODS SOLD	5,627,081	3,156,837

GROSS PROFIT	3,334,909	1,795,090

OPERATING EXPENSES
General and administrative expenses	1,581,604	1,255,197
Professional fees	218,143	131,845
Depreciation	78,711	23,770
Total Expenses	1,878,458	1,410,812

INCOME BEFORE OTHER INCOME (EXPENSE)	1,456,451	384,278

OTHER INCOME (EXPENSE)
Expiration of warrants	50,000	-
Interest income	899	2,934
Interest expense	(250,686)	(52,361)
Loss on abandonment-deposit	(30,000)	-
	(229,787)	(49,427)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,226,664	334,851

Provision for income taxes	455,559	101,366

NET INCOME APPLICABLE TO COMMON SHARES	$771,105	$233,485

NET INCOME PER BASIC SHARES	$0.02	$0.01

NET INCOME PER DILUTED SHARES	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	36,265,493

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,999,309,761	6,913,003,091

The accompanying notes are an integral part of these financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance, January 1, 2006	-	$ -	-	$ -	39,677,966	$ 39,678	$ 2,906,589	(2,977,934)	$ (17,833)	$ (49,500)

Stock conversion	-	-	2,611,000	2,611	(8,000,000)	(8,000)	5,389	-	-	-

Treasury Stock	-	-	-	-	15,025	15	(17,848)	-	17,833	-

Issuance of preferred stock	5,277,778	5,278	200,000	200	-	-	3,759,445	-	-	3,764,923

Conversion of preferred stock to common stock	(3,626)	(4)	-	-	1,631,700	1,632	(1,628)	-	-	-

Transfer to Temporary Equity	(5,274,152)	(5,274)	(2,811,000)	(2,811)	-	-	(843,272)	-	-	(851,357)

Net Income	-	-	-	-	-	-	-	233,485	-	233,485

Balance, December 31, 2006	-	-	-	-	33,324,691	33,325	5,808,675	(2,744,449)	-	3,097,551

Net Income	-	-	-	-	-	-	-	771,105	-	771,105

Balance, December 31, 2007	-	$ -	-	$ -	33,324,691	$ 33,325	$ 5,808,675	$ (1,973,344)	$ -	$ 3,868,656

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

8 PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$771,105	$233,485

Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	78,711	23,770

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(52,754)	328,888
(Increase) in inventory	(376,149)	(988,030)
Decrease (increase) in prepaid expenses and other assets	62,926	(52,980)
Decrease (increase) in security deposits	117,000	(129,300)

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(861,433)	665,072
Increase in income taxes payable	328,517	101,366
Decrease in redeemable warrants	(50,000)	-
Total adjustments	(753,182)	(51,214)

Net cash provided by operating activities	17,923	182,271

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(17,774)	(145,288)
Acquistion of Freundlich Supply Co. Inc.	-	(5,263,943)
Intanible Assets	-	(221,369)

Net cash (used in) investing activities	(17,774)	(5,630,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	4,750,000
Proceeds from convertible note	-	1,000,000
Retirement of Common stock	-	(550,000)
Expenses associated with the sale of common stock	-	(435,077)
Proceeds from issuance of short term loan payable - Greater Bay	387,466	-
Proceeds (payment) of principal of subordinated note payable	(300,000)	750,000

Net cash provided by financing activities	87,466	5,514,923

INCREASE IN CASH AND CASH EQUIVALENTS	87,615	66,594

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	67,094	500

CASH AND CASH EQUIVALENTS - END OF YEAR	$154,709	$67,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$250,686	$49,427
Income taxes paid	$125,398	$-

The accompanying notes are an integral part of these financial statements.

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

On December 30, 2005, Gasel entered into a private sale of stock under a Stock Purchase Agreement with Venture Fund I, Inc., a Nevada corporation.

Subsequent to December 30, 2005, Jordan 1 did not engage in any business activity until July 20, 2006 when it entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation (“DFAC”), pursuant to an exchange agreement with the stockholders of DFAC.  Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. (“Freundlich Supply”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich.  The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company.  Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc. (“Freundlich”)  The Company has received additional financing and has acquired assets which have a long history of profitable operations.  However, although the Company after the acquisition of the Freundlich Supply assets can not recognize the accumulated earnings which resulted from those assets prior to their sale, the Company is required to continue to recognize the accumulated deficit of $2,977,934 which it had as of December 31, 2005.  This deficit is the result of its prior and now discontinued operations.  The Company will not derive any tax benefit from this accumulated deficit.

The Company’s present sole operating subsidiary and sole source of revenues is Freundlich.

Freundlich is a stocking distributor of aerospace quality, internally-threaded fasteners.  The organization from which the operating assets were acquired was founded in 1938 and had been operating in its present business line since 1940.  The Company distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.  The Company’s products are manufactured, by others, to exacting specifications and are made from raw materials that provide strength and reliability required for aerospace applications.

Freundlich is a niche player in the North American aerospace fastener industry.  The Company currently focuses exclusively on aero-space quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications.  The Company maintains a large inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products.  Management believes that the Company's demonstrated ability to immediately fulfill a high percentage (approximately 45 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace.  The Company sells its products pursuant to written purchase orders it receives from its customers.  All products are shipped via common carrier.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts.  The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable.  The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary.  The Company determines receivables to be past due based on the payment terms of original invoices.  Interest is not typically charged on past due receivables.

Allowance for doubtful accounts was $0 for December 31, 2007 and 2006, respectively.

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at December 31, 2007. The Company has not established a valuation allowance for inventory.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006 goodwill was recognized at $2,443,114.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company tests for impairment on an annual basis. The Company has determined that no impairment is needed at December 31, 2007.

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

Earnings per Common Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic earnings per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 37 percent of our total sales.  No other customer accounted for greater than 10 percent of our total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Gross Profit

The Company determines its gross profit by subtracting cost of goods sold from sales.  Cost of goods sold includes the cost of the products sold and excludes costs for selling, general and administrative expenses, which are reported separately in the income statement.

Shipping and Handling Costs and Fees

The Company records freight cost on merchandise purchased to cost of goods.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that began after September 15, 2006.  The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

2. Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

The provisions of SFAS No. 157 should be applied prospectively.  Management believes this will have no material impact on Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  The Company has no defined benefit pension plans at this time and therefore this pronouncement has no effect on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).  Management believes this will have no material impact on Company’s financial condition and results of operations.

3. PROPERTY AND EQUIPMENT

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2007 consist of the following:

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a lease which expires July 20, 2008.  The lease has options for renewal.  The rental rate is $12,000 per month.

On March 14, 2007 the Company guaranteed the performance of Freundlich in connection with the agreement (entered into on the same date) between Freundlich and Greater Bay Business Funding (the “Agreement”).  The Agreement, which has a maturity date of March 13, 2008, provides for Freundlich to sell all of its accounts receivable to Greater Bay Business Funding in return for a revolving invoice funding facility which will allow Freundlich to receive up to one million dollars ($1,000,000).  The funds will be made available to Freundlich in accordance with an pre-determined formula which allows for the payment of up to eighty per-cent (80%) of eligible accounts.  Eligible accounts are those not outstanding for more than ninety (90) days.  The daily rate on the outstanding balance is the prime rate as existing from time to time plus four per cent (4%).  Freundlich is required to maintain a minimum daily outstanding advance balance of two hundred thousand dollars ($200,000).  The balance is secured by a first lien position on all of Freundlich’s assets.  This obligation was replaced on March 6, 2008.

6. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision for the years ended December 31 are as follows:

Although the Company has a stockholders equity deficit of 1,973,344 there are no net operating losses available to be used against taxable income.

7. EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2007 and 2006, the number of common shares was increased by the number of shares issuable upon the exercise of outstanding stock options and warrants and the conversion of Series A and Series B Preferred Stock and the convertible note.  In July 31, 2007 the conversion ratios of the Series A Preferred stock and the convertible note were adjusted.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

8. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2007 consists of the following:

Future principal payments on long-term debt for the next 5 years are as follows:

Line of Credit

$1,000,000 available to draw revolving invoice credit facility.  Availability of payment of up to eighty (80) per-cent of eligible accounts.  The balance is secured by a first lien position on all of Freundlich’s assets at a variable rate of Prime plus 4% (11.25% on December 31, 2007).  The facility is due as of March 13, 2008.  As of December 31, 2007, $387,466 was outstanding.  The line was replaced in March, 2008.

9. ACQUISITION

On July 20, 2006, the Company acquired all the assets and certain liabilities of Freundlich Supply, a New York corporation which operated as a distributor of fasteners to the aerospace industry.  The purchase price totaled $5,263,943, consisting of the original purchase price of $5,000,000 plus $263,943 working capital adjustment.  The asset purchase agreement provided that the purchase price would be adjusted to the extent of the Seller’s net working capital (defined as the excess of accounts receivable, inventory and prepaid expenses over accounts payable and accrued expenses) exceeded, or was less than, $2,280,000 at closing.  Net working capital totaled $2,543,943 at closing, and accordingly, the purchase price was increased by $263,943.

The acquisition was recorded by allocating the cost of the assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date.  The excess of the cost of the acquisition over the net of the amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill.

The fair value of the assets and liabilities was determined and the purchase price was allocated as follows:

Additionally, $221,369 was recognized as Goodwill for the profit of 20 days, for the period of July 1-20, 2006.

10. STOCK OPTIONS

The Company had adopted a stock option plan, which provided for the granting of options to certain officers, directors and key employees of the Company.  Currently, options for 100,000 shares of common stock have been issued under this plan and remain outstanding.  The option price, number of shares and grant date were determined at the discretion of the Company's board of directors.  Grantees vested in the options at the date of the grant.  The exercise price of each option that has been granted under the plan equals 100% of the market price of the Company’s stock on the date of the grant.  Options under this plan vest on the grant date and are exercisable for a period not to exceed 10 years from the option grant date.  Options are non-transferable.  A summary of the status of the Company’s stock option plan as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

10. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2007.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  There were no options granted during the year ended December 31, 2007; therefore, no pro forma presentations are required.

11.  WARRANTS

As part of the December, 2000 acquisition of the freight transport and freight brokerage business of Eagle Transportation Services, Inc., and Eagle Transport, Inc., the Sellers were granted warrants to purchase 100,000 shares of common stock at $2.50 per share and 75,000 shares of common stock at $3.00 per share, exercisable after one year and expiring in 10 years (2010).

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

In connection with the Securities Purchase Agreement of July 20, 2006, (the “SPA”) the Company issued 5 year warrants to purchase 10,541,000 shares of its post 150:1 reverse conversion common stock at an exercise price of $0.35 per common share and the same number, 10,541,000 shares of its post 150:1 reverse conversion common stock at an exercise price of $0.60 per common share.  On July 31, 2007 the Company and the investors under the SPA agreed to modify the exercise price of the warrants to be $.203 and $.347 respectively.  These equate to 1,581,150,000 shares each, pre conversion, at exercise prices of .00135 and .00231 respectively; however the Company does not have sufficient authorized shares (only 100,000,000 shares are authorized) to enable full exercise of the warrants.

(A) -Cannot be fully exercised until the Company completes its 150:1 reverse conversion.

12.  SUBSEQUENT EVENTS

On January 8, 2008, the Company was notified of the dismissal of the complaint (the “Complaint”), without prejudice, by the United States District Court for the Eastern District of Pennsylvania, which had been filed against the Company, its directors and a major investor, by Robert Moyer, its former president and chief executive officer, on March 23, 2007, alleging breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.

As of February 26, 2008 the Company’s common stock was re-listed on the OTC Bulletin Board, this removes the adverse impact the delisting of the securities had on the market liquidity for the Company’s securities.

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Successor Agreement”).  The Successor Agreement, which has a maturity date of January 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to Seventy-five (75) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.

