Form 10QSB
period 2008-03-31
Precision Aerospace Components, Inc.
filed 2008-05-12
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The number of shares of the issuer’s common stock outstanding on May 1, 2008 was  33,324,691

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 - UNAUDITED

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$554,862
Accounts receivable, net	1,265,610
Inventory, net	4,303,446
Prepaid expenses	66,432
6,190,350

PROPERTY AND EQUIPMENT - Net	240,723

OTHER ASSETS
Deposits	12,700
Goodwill	2,443,114
2,455,814

TOTAL ASSETS	$8,886,887

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$914,601
Subordinated note payable-current portion	300,000
Loan payable-current portion	2,722,506
Income taxes payable	31,919
TOTAL LIABILITIES	3,969,026

TEMPORARY EQUITY

Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811
Prepaid Services	(4,014,020)
Additional paid-in capital -warrants	843,272
Additional paid-in capital -options	4,378,932
1,216,269
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325
Additional paid-in capital	5,808,675
Retained earnings (deficit)	(2,140,408)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,701,592

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,886,887
The accompanying notes are an integral part of these condensed consolidated financial statements 3
PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUE - SALES	$ 3,105,468	$ 1,952,218

TOTAL REVENUE	3,105,468	1,952,218

TOTAL COSTS OF GOODS SOLD	2,119,254	1,182,292

GROSS PROFIT	986,214	769,926

OPERATING EXPENSES
General and administrative expenses	469,316	465,806
Stock Based Compensation	364,910	-
Professional Fees	48,947	18,077
Depreciation	19,861	19,063
	903,034	502,946

NET INCOME (LOSS) BEFORE OTHER (EXPENSE)	83,180	266,980

OTHER (EXPENSE)
Interest expense	(95,562)	(17,483)
	(95,562)	(17,483)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(12,382)	249,497

Provision for income taxes	154,682	88,784

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ (167,064)	$ 160,713

NET INCOME (LOSS) PER BASIC SHARES	$ (0.01)	$ 0.00

NET INCOME (LOSS) PER DILUTED SHARES	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	9,227,401,341	6,913,003,091
The accompanying notes are an integral part of these condensed consolidated financial statements 4
PRECISION AEROSPACE COMPONENTS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(167,064)	$160,713

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,861	19,063
Stock Based Compensation	364,910	-

Changes in assets and liabilities:
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(428,058)	30,792
(Increase) decrease in inventory	(418,114)	180,027
(Increase) decrease in prepaid expenses	(66,432)	(16,815)
(Increase) decrease in security deposits	-	72,000

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	307,974	(646,211)
Increase (decrease) in income taxes payable	(397,964)	88,484

Total adjustments	(617,823)	(272,660)

Net cash provided by (used in) operating activities	(784,887)	(111,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(8,450)

Net cash (used in) investing activities	-	(8,450)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payment) of convertible note payable	(1,000,000)	-
(Payment) Proceeds of S/T loan payable Greater Bay	(387,466)	236,765
Proceeds from loan payable IDB Bank	2,722,506	-
(Payment) of subordinated note payable	(150,000)	(75,000)

Net cash (used in) provided by financing activities	1,185,040	161,765

INCREASE IN CASH AND CASH EQUIVALENTS	400,153	41,368

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,709	67,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$554,862	$108,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$95,562	$17,483
Income taxes paid	$586,408	$-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of options for stock based compensation	$364,910	$-
The accompanying notes are an integral part of these condensed consolidated financial statements 5

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2008 AND 2007 - UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method.  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  Inventory consists of finished goods for resale at March 31, 2008.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Warehouse equipment	5 years
Leasehold improvements	5 - 39 years **
Computers	5 years
Furniture and fixtures	7 years
Equipment	5 years

** Shorter of life or lease term.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2008 AND 2007 - UNAUDITED

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 52 percent of the Company’s total sales.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic loss per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2008 AND 2007 - UNAUDITED

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

2008

Furniture and fixtures	$2,392
Equipment and other	354,184
Leasehold improvements	6,488
363,064

Less accumated depreciation and amortization	(122,341)

Property and equipment, net	$240,723

Depreciation expense for the three months ended March 31, 2008 was $ 19,861.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2008 consist of the following:

2008

Accounts payable	$867,723
Accrued expenses	46,878
Total	$914,601

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

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which has a maturity date of January 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to Seventy-five (75) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2008 AND 2007 - UNAUDITED

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  The Agreement replaced the Company’s existing facility with Greater Bay Business Funding.

6. SHORT-TERM DEBT AND LINE OF CREDIT

Long-term debt as of March 31, 2008 consists of the following:

2007
Revolving funding facility. Due 2009 (See note 5).	$2,722,506

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (6.25 on March 31, 2008).	300,000
$3,022,506

7. OPTIONS AND AGREEMENTS

On February 27, the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO as well as the options awarded in conjunction with the agreement.  Included in Mr. Prince’s compensation package is a 7 year option (exercisable through September 1, 2014), vesting over the initial term of the Agreement, which runs through September 1, 2008 with automatic one year extensions if not terminated, for him to acquire a 7% ownership interest in the Company.

 On February 27, 2008 the Board also approved the service options, with 7 year exercise periods from time of issuance, for present and future non-officer Board members at the rate of 5,000 shares upon joining the Board and at the rate of 2,000 shares per year of service; the number of shares being the shares of the Company in existence after the contemplated 150:1 combination of the Company’s shares.

The Company used The Black Scholes Model to value the options. The company recognized an expense at March 31, 2008 of $364,910.  The total expense the Company will recognize in connection with the options will be $4,378,930.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-KSB report for the year ended 2007 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the three months ended March 2008 may not be indicative of the results for the entire year.

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

Freundlich is a niche player in the North American aerospace fastener industry.  The fastener distribution industry is highly fragmented with no single company holding a dominant position.  Freundlich currently focuses exclusively on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.  Freundlich competes with numerous distributors who serve as authorized stocking distributors for the seven nut manufacturers in its supplier base.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products.  Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (over 50 percent) of customer orders from stock-on-hand provides Freundlich a distinct competitive advantage in the marketplace.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented 52%, of our total sales.  No other customer accounts for more than 10% of our sales.

The Company had a good first quarter.  This good performance has occurred in the face of both a continuing production under-capacity in the fastener industry and continuing increase in the cost of materials.  These factors have increased lead-times for delivery and increased cost of products.  This situation, particularly with regard to the under-capacity is anticipated to continue in the immediate future.  A portion of our increased sales is a result of our receipt of goods which have finally arrived after a long delay.  The Company continues to have substantial challenges managing its inventory.  It has also required an increase in investment in inventory – since replacing even the same item is done at a higher cost and, because of the longer lead times, it is desirable to maintain higher inventory levels when product can be obtained.  The challenges presented cannot be overstated.  Particularly in view of the onerous and almost confiscatory tax rates associated with doing business in the New York City area.  Capital which would otherwise be utilized to employ persons to expand the business and make other investments must be utilized for inventory investment to stay even with inflation or tax payments.  The Company has explored geographical alternatives, but as yet has not found a suitable alternative which would also allow it to maintain its competent staff.  Accuracy of promised lead times from manufacturers and actual delivery times are low, making inventory scheduling exceptionally problematic.

During this quarter the Company invested over $400,000 additional dollars in its inventory which had been $3,885,332 at year end 2007.  Inventory at the end of the quarter was $4,303,446.  Last year, at the end of the quarter, the inventory was $3,329,156.  Reflecting the long lead times, Freundlich has more than the amount of its inventory on backorder to better enable it to meet the needs of its customers

The Company increased consolidated revenues nearly 60% in the quarter to $3,105,468 from $1,952,218 in the comparable period last year.

The Gross Profit of $986,214 is an increase of 28% over $769,926 for the same period last year.  This Gross Profit is only 31% percent of revenues as opposed to 39% for the same period last year and 37% for the entire year last year.  This reduction in margin was anticipated as the prior higher margins were the result of the use of older inventory which was obtained at lower prices.

The Company would have shown a net income before taxes and interest of $448,090 and a profit of $197,846 after taxes if not for a non cash expense of $364,910 required to be recognized due to the issuance of options.  This resulted in the net income number and profit numbers shown, $83,180 and ($167,064) respectively.  Additional non-cash expense in connection with these options will be required to be recognized in future periods.  The Company utilized the Black Scholes option pricing model which is commonly and widely used to determine the non cash expense amount.  The recognition of this expense does not have an impact on cash flows, although it does adversely affect the income statement and balance sheet for financial reporting purposes.  The Internal Revenue Service does not allow any portion of this non-cash expense to be utilized as a deduction to income for income tax purposes.  This non cash expense amount will not be reversed or taken into income if the options expire unexercised.  Additionally, because there are currently insufficient authorized shares for all of the options issued, they all could not be exercised until the Company has sufficient authorized shares for such exercise.

The Company incurred substantially higher interest expenses of $95,562 for the quarter, compared to $17,483 for the same period last year.  This was due to both the existence of the Company’s line of Credit for the entire quarter.  Last year the line was in place for only a portion of March.  Additionally, the rate of interest on our $1,000,000 convertible debt increased during the first quarter last year, while it was at the 14% rate for the entire first quarter this year.

During the quarter, on March 6, 2008, the Company replaced Freundlich’s previously existing accounts receivable credit line with a new $3M credit facility based upon its inventory and receivables and at a lower variable rate of interest.  The Company utilized a portion of this facility to pay off its $1,000,000 convertible debt.  Additionally Freundlich was obliged to prepay an additional $75,000 portion of its subordinated debt; consequently, that debt should be fully paid in February, 2009.

These actions will decrease the future interest payments required to be made by the Company.  Additionally they have caused the debt liabilities on the Company’s balance sheet to all be short term, since the line of credit needs to be renewed within the year, by January 31, 2009, and the remaining portion of the subordinated note is due within the year.

The Company also utilized a portion of the credit facility to fully pay all of the $429,883 income taxes payable at the end of 2007 as well as to make some of its quarterly payments for 2008.

Although accounts payable and accrued expenses increased over $300,000 to $914,603 from $606,627 at the end of 2007, this is a timing issue.  The Company’s cash and equivalents increased over $400,000 to $554,862 from $154,709 at the end of the year.  Additionally, largely reflecting our increased sales pace, our accounts receivable increased over $425,000 to $1,265,610 from $837,552.

Our total assets increased over $1.2 million to $8,886,887 from $7,593,989 at the end of last year and $7,083,084 in the same period last year.  Additionally, our net assets at the end of the first quarter increased over $190,000 to $4,913,655 from $4,720,013 at the end of last year and $4,109,622 in the same period last year.

The Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2008 and the present cash flow from the activities of Freundlich and its financing facility is sufficient to meet the Company’s cash requirements; however additional financing will be necessary to more rapidly increase operations and expand operations.

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.  However, it is possible that one or two additional staff members will be retained to augment the growth and operation of Freundlich.  Presently, many Company level activities are either outsourced or handled at the Freundlich level.

The Company and the shareholders have, as reported on 8-K filings during the course of the quarter, benefitted from several other events that better situate it for future growth and reduced risk exposure.  The events are as follows:

Dismissal of March 23, 2007 Complaint against the Company

See Item 1 Part II below.

The Company’s common stock has been re-listed on the OTC Bulletin Board

As of February 26, 2008, the Company’s common stock was re-listed on the OTC Bulletin Board, thereby removing the adverse impact the delisting of the securities had on the market liquidity for our securities.

The Company entered into an Employment Agreement with its President and Option Compensation

The Board of Directors of the Company approved an employment and compensation agreement with Andrew S. Prince, its President and CEO, which will run through September 1, 2008.  The Board of Directors also approved the option compensation to be received by non-executive members of the Company’s Board of Directors.

Critical Accounting Policies

The Company considers the accounting policies related to revenue and related cost recognition, the valuation of inventory, the valuation of goodwill, transactions related to our debt and equity financing activity, to be critical to the understanding of our results of operations.  For a more detailed discussion of the Company’s critical accounting policies, please see the Company’s consolidated financial statements and accompanying notes.  Critical accounting policies include the areas where the Company has made what it considers to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact the Company’s financial results under different assumptions and conditions.  The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles.  As such, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available.  These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented.  Actual results could be different from these estimates.

Subsequent Event

The Company has reached agreement with its investors in the Registration Rights Agreement (the "Agreement"), dated as of July 20, 2006, to which the Company was a party extending the date by which the Company is required to file a registration statement effecting a 150:1 reverse split through December 15, 2008.

Off Balance Sheet Arrangements

None

Inflation

Our monetary assets, consisting primarily of cash and receivables and our non-monetary asset of goodwill, are not affected significantly by inflation.  However our major non-monetary asset of inventory is understated as a result of the effects of inflation.  Mere replacement of this inventory will result in the need for the Company to make an additional expenditure.  Additionally, as a result of the inflation of the replacement prices, our profit margins will be improved and consequently the Company will be forced to pay taxes and therefore lose some of the funds that will be necessary to replace the inventory.  This will divert cash from the expansion of the business.  The Company believes that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation, which may not be readily recoverable in the prices offered by the Company.

ITEM 3  CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.  Due to the size of the Company, and as a result of the implementation of the integrated financial reporting system discussed in (b) below, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

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

PART II
OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On January 8, 2008, the Company was notified of the dismissal, without prejudice, of the complaint brought in the United States District Court for the Eastern District of Pennsylvania, which had been filed against the Company, its directors and a major investor, by Robert Moyer (the “Complaint”), its former president and chief executive officer, on March 23, 2007.  The Complaint alleged breach of employment contract, violation of the New York Payment of Wages Law, wrongful discharge, unjust enrichment and civil conspiracy, all arising out of Moyer’s discharge.

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

Dated: May 9, 2008	PRECISION AEROSPACE
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