Form 10QSB
period 2008-06-30
Precision Aerospace Components, Inc.
filed 2008-08-13
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

The number of shares of the issuer’s common stock outstanding on Aug 1, 2008 was 33,324,691

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X ]

PART I – FINANCIAL INFORMATION

Note: The Company has restated, in Note 8, the three months ended financial statements that account for its March 31, 2008 and 2007, for the options award made on February 27, 2008.  Although in place for approximately a month, the award was 70% vested at March 31, 2008 and should have been accounted for as 70% vested as opposed to the one month vested amount which was utilized.  This is a non cash charge which has no impact on the actual financial operations or well being of the Company and the total non-cash cost anticipated to be incurred by the Company has not been changed.

ITEM 1. FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 – UNAUDITED

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$496,892	$154,709
Accounts receivable, net	985,099	837,552
Inventory, net	4,393,327	3,885,332
Prepaid expenses	57,519	-
	5,932,837	4,877,593

PROPERTY AND EQUIPMENT - Net	224,770	260,582

OTHER ASSETS
Deposits	12,700	12,700
Goodwill	2,443,114	2,443,114
	2,455,814	2,455,814

TOTAL ASSETS	$8,613,421	$7,593,989

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$507,317	$606,627
Subordinated note payable-current portion	225,000	300,000
Loan payable-current portion	2,722,506	387,466
Income taxes payable	85,208	429,883
	3,540,031	1,723,976

LONG -TERM LIABILITIES
Subordinated note payable-long term portion	-	150,000
Convertible note payable	-	1,000,000
TOTAL LIABILITIES	-	2,873,976

TEMPORARY EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811	2,811
Prepaid Services	(525,470)	-
Additional paid-in capital -warrants	843,272	843,272
Additional paid-in capital -options	4,378,932	-
	4,704,819	851,357
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325	33,325
Additional paid-in capital	5,808,675	5,808,675
Retained earnings (deficit)	(5,473,429)	(1,973,344)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	368,571	3,868,656

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,613,421	$7,593,989

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months ended June 30,		Three Months ended June 30,

	2008	2007	2008	2007

REVENUE - SALES	$5,837,280	$4,303,789	$2,731,812	$2,351,571

TOTAL REVENUE	5,837,280	4,303,789	2,731,812	2,351,571

TOTAL COST OF GOODS SOLD	3,942,917	2,626,036	1,823,663	1,443,744

GROSS PROFIT	1,894,363	1,677,753	908,149	907,827

OPERATING EXPENSES
General and administrative expenses	937,687	842,606	468,371	376,800
Stock Based Compensation	3,853,462	-	788,210	-
Professional Fees	164,410	88,255	115,463	70,178
Depreciation	39,928	38,126	20,067	19,063
Total Expenses	4,995,487	968,987	1,392,111	466,041

INCOME (LOSS) BEFORE OTHER (EXPENSE)	(3,101,124)	708,766	(483,962)	441,786

OTHER INCOME (EXPENSE)
Interest expense	(125,644)	(86,791)	(30,082)	(69,308)
	(125,644)	(86,791)	(30,082)	(69,308)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	(3,226,768)	621,975	(514,044)	372,478

Provision for income taxes	273,317	230,599	118,635	141,815

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(3,500,085)	$391,376	$(632,679)	$230,663

NET INCOME (LOSS) PER BASIC SHARES	$(0.11)	$0.01	(0.02)	$0.01

NET INCOME (LOSS) PER DILUTED SHARES	$-	$-	-	$-

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	33,324,691	33,324,691	33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,999,978,902	6,913,003,091	8,772,556,464	6,913,003,091

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,500,085)	$391,376

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	39,928	38,126
Stock Based Compensation	3,853,462

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(147,547)	(98,173)
Decrease (increase) in inventory	(507,995)	79,456
Decrease (increase) in prepaid expenses	(57,519)	(33,630)
Decrease (increase) in security deposits	-	88,815

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(99,310)	(778,476)
Increase (decrease) in income taxes payable	(344,675)	230,299
Total adjustments	2,736,344	(473,583)

Net cash (used in) operating activities	(763,741)	(82,207)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(4,116)	(11,775)

Net cash (used in) investing activities	(4,116)	(11,775)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payment) of convertible note payable	(1,000,000)	-
(Payment) of S/T loan payable Greater Bay	(387,466)	-
Proceeds from issuance of short term loan payable - Great Bay	2,722,506	219,658
(Payment) of principle of subordinated note payable	(225,000)	(150,000)

Net cash provided by financing activities	1,110,040	69,658

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342,183	(24,324)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,709	67,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$496,892	$42,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$125,644	$86,791
Income taxes paid	$651,753	$-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of options for stock based compensation	$3,853,462	$-

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 – UNAUDITED
1.  BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at June 30, 2008. The Company has not established a valuation allowance for inventory. For the 6 months ended June 30, 2008, $83,502 was written off.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Warehouse equipment	5 years
Leasehold improvements	5 – 39**
Computers	5 years
Furniture and fixtures	7 years

** Shorter of life or lease term.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 – UNAUDITED

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006, goodwill was recognized at $2,443,114.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The Company tests for impairment on an annual basis or based upon facts that may occur.

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 47 percent of the Company’s total sales.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic loss per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 – UNAUDITED

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

2008

Furniture and fixtures	$2,392
Equipment and other	358,298
Leasehold improvements	6,488
367,178

Less accumated depreciation and amortization	(142,408)

Property and equipment, net	$224,770

Depreciation expense for the six  months ended June 30, 2008 was $ 39,928.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2008 consist of the following:

2008

Accounts payable	$481,044
Accrued expenses	26,273
Total	$507,317

5. COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space for its operations under a lease which expires July 20, 2008.  The Company has an option to extend the lease.  The rental rate has been $12,000 per month; on July 20, 2008, the rental rate increases to $12,400 per month.

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which has a maturity date of January 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to seventy-five (75) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  The Agreement replaced the Company’s existing facility with Greater Bay Business Funding.  At June 30, 2008, the Company had the availability to borrow an additional $130,439 under this facility.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 – UNAUDITED

6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of June 30, 2008 consists of the following:

2007
Revolving funding facility. Due 2009 (See note 5).	$2,722,506

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (6.25 on March 31, 2008).	225,000
$2,947,506

7. OPTIONS AND AGREEMENTS

On February 27, the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO, as well as the options awarded in conjunction with the agreement.  Included in Mr. Prince’s compensation package is a 7 year option (exercisable through September 1, 2014), vesting over the initial term of the Agreement, which runs through September 1, 2008, with automatic one year extensions if not terminated, permitting him to acquire a 7% ownership interest in the Company.

On February 27, 2008, the Board also approved the service options, with 7 year exercise periods from time of issuance, for present and future non-officer Board members at the rate of 5,000 shares upon joining the Board and at the rate of 2,000 shares per year of service; the number of shares being the shares of the Company in existence after the contemplated 150:1 combination of the Company’s shares.

The Company used the Black Scholes Model to value the options.  The Company recognized an expense at June 30, 2008 of $3,853,462.  The total expense the Company will recognize in connection with the options will be $4,378,930.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 – UNAUDITED

8. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the three months ended March 31, 2008.  The Company did not reflect the proper amount for stock based compensation.  The Company is restating its financial statements to comply with those reporting requirements.

For 3/31/08	Originally Filed	Restated
	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2008	2008

Assets	$8,886,887	$8,886,887

Liabilities	3,969,026	3,969,026

Temporary Equity	1,216,269	3,916,611

Stockholders' Equity	3,701,592	1,001,250

Total Liabilities and Stockholders' Equity	$8,886,887	$8,886,887

	Originally Filed	Restated
	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2008	2008

GROSS PROFIT	$986,214	$986,214

OPERATING EXPENSES:	903,034	3,603,376

NET INCOME (LOSS) BEFORE OTHER (EXPENSE)	83,180	(2,617,162)

OTHER (EXPENSE)
Interest expense	(95,562)	(95,562)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$(12,382)	$(2,712,724)

Provision for income taxes	154,682	154,682

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(167,064)	$(2,867,406)

NET INCOME (LOSS) PER BASIC SHARES	$(0.01)	$(0.09)

NET INCOME (LOSS) PER DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	33,324,691	33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	9,227,401,341	9,227,401,341

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the six months ended June 2008 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The Company's operations are presently carried out through its Freundlich Supply Company, Inc. (“Freundlich”) subsidiary.

Freundlich and, through it, the Company is a stocking distributor of aerospace quality, internally-threaded fasteners.  Freundlich distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company’s products are manufactured, by others, to exacting specifications or are made from raw material that provides strength and reliability required for aerospace applications.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of more than 7,000 SKUs comprised of more than 35 million parts of premium quality, brand name nut products.  Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (nearly 50 percent) of customer orders from stock-on-hand provides Freundlich a distinct competitive advantage in the marketplace.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented 47%, of our total sales, for the year to date such sales represented 48% of our total sales.  No other customer accounts for more than 10% of our sales.

The Company had a better  second quarter this year than last year, and the first half of the year has been substantially better than last year. This good performance has occurred in the face of both a continuing production under-capacity in the fastener industry and continuing increase in the cost of materials.  These factors have increased lead-times for delivery and increased cost of products.  This situation, particularly with regard to the under-capacity, is anticipated to continue in the immediate future.  A portion of our increased sales is a result of our receipt of goods which have finally arrived after a long delay.  The Company continues to have substantial challenges managing its inventory.  It has also required an increase in investment in inventory – since replacing even the same item is done at a higher cost and, because of the longer lead times, it is desirable to maintain higher inventory levels when product can be obtained.  The challenges presented cannot be overstated, particularly in view of the onerous and almost confiscatory tax rates associated with doing business from within New York City.  Capital which would otherwise be utilized to employ persons to expand the business and make other investments must be utilized for inventory investment to stay even with inflation or tax payments.  The Company has explored geographical alternatives, but as yet has not found a suitable alternative which would also allow it to maintain its competent staff.  Accuracy of promised lead times from manufacturers and actual delivery times are low, making inventory scheduling exceptionally problematic.

During this quarter, the Company invested nearly $90,000 additional dollars in its inventory, which had been $4,303,446 at the beginning of the quarter and $3,885,332 at year end 2007, bringing its total year to date investment in inventory to over $500,000.  Inventory at the end of the quarter was $4,393,327.  Last year, at the end of the similar quarter, the inventory was $3,429,727.  At the year-end 2006, inventory was $3,509,183.  Reflecting the long lead times, Freundlich has more than the amount of its inventory on backorder to better enable it to meet the needs of its customers.

The Company increased consolidated revenues over 16% in the quarter to $2,731,812 from $2,351,571 in the comparable period last year.  For the year to date, the Company increased consolidated revenues over 35%, to $5,837,280 from $4,303,789 for the same period last year.  While a portion of this increase can be attributed to the cost increases in our product line, it also demonstrates the continued strength in the demand from the markets we serve and increases in deliveries from our suppliers.

The Company’s gross profit of $908,149 is about the same as the gross profit of $907,827 for the same period last year.  This gross profit is only 33% percent of revenues as opposed to 39% for the same period last year and 37% for the entire year last year.  For the year to date the gross profit is $1,894,363, 32% of revenues, versus $1,677,753, 39% of revenues last year.  These reductions in margin were anticipated as the prior higher margins were the result of the use of older inventory which was obtained at lower prices.  We anticipate that margins will trend slightly lower in coming quarters.

For the quarter, the Company would have shown a net income before taxes and interest of $304,248 and a profit of $155,531 after interest and taxes if not for a non-cash expense of $788,210 required to be recognized due to the issuance of options.  This resulted in the net income number and profit numbers shown, ($483,962) and ($632,679) respectively.  For the year to date the Company would have shown a net income before taxes and interest of $752,338 and a profit of $353,377 after interest and taxes if not for a non-cash expense of $3,853,462 required to be recognized due to the issuance of options.  This resulted in the net income before other expense (the other expense being interest and income taxes) number and net income applicable to common shares numbers shown, ($3,101,124) and ($3,500,085) for the year to date.  Additional non-cash expense in connection with these options will be required to be recognized in future periods.  The Company utilized the Black Scholes option pricing model which is commonly and widely used to determine the non-cash expense amount.  The recognition of this expense does not have an impact on cash flows, although it does adversely affect the income statement and balance sheet for financial reporting purposes.  The Internal Revenue Service does not allow any portion of this non-cash expense to be utilized as a deduction to income for income tax purposes.  This non-cash expense amount will not be reversed or taken into income if the options expire unexercised.  Additionally, because there are currently insufficient authorized shares for all of the options issued, they all could not be exercised until the Company has sufficient authorized shares for such exercise.  Last year, when there was no option expense recognition, for the same quarter, the Company had a net income before taxes and interest of $441,786 (the decrease for this quarter being due to increased General and Administrative expenses and professional fees) a profit of $141,815 after interest and taxes, and for the six month period last year the Company had a net income before taxes and interest of $708,766 and a profit of $230,599 after interest and taxes

The Company incurred substantially lower interest expenses of $30,082 for the quarter, compared to $69,308 for the same period last year. For the year to date, interest expenses were higher than last year, $125,644 versus $86,791.  The decrease for the quarter was mainly due to the Company having replaced Freundlich’s previously existing $1,000,000 credit facility on March 6, 2008 with a $3,000,000 credit facility, having a lower variable rate of interest (Prime plus 1% versus Prime plus 4%) and utilizing $1,000,000 of the new facility to pay off the Company’s previously existing convertible debt (without conversion or penalty) on March 31, 2008; the paid off debt had a substantially higher rate of interest (14%); additionally, the prime rate which is the basis of measurement for the Company’s variable rate debt, declined year over year.  The reason the year to date interest is above that paid last year is mainly the result of the substantially higher interest payments made by the Company in the first quarter of 2008 compared to 2007 due to both the existence of the Company’s line of Credit for the entire quarter; last year the Company’s line of Credit was in place for only a portion of March; and the rate of interest on the Company’s $1,000,000 convertible debt increased during the first quarter last year, while it was at the 14% rate for the entire first quarter this year.  The Company has also been paying down the principal of its subordinated secured loan which reduces the associated payments; this loan, which has $75,000 quarterly principal payments, is scheduled to be paid in full in February 2009 and has an interest rate of Prime plus 1% on the outstanding balance.

These actions will decrease the future interest payments required to be made by the Company.  Additionally they have caused the debt liabilities on the Company’s balance sheet to all be short term, since the line of credit needs to be renewed within the year, by January 31, 2009, and the remaining portion of the subordinated note is due within the year.

At the close of the quarter, the Company had $130,439 available to draw under the credit facility.

The Company’s cash and equivalents at the end of the quarter were $496,892, an increase of over $450,000 compared to the Company’s cash and equivalents of $42,770 at the end of the same period last year.  Although this was over $50,000 less than the $554,862 at the end of the prior quarter, it was nearly $350,000 more than the $154,709 at the end of the year.  Last year for the same six months, the Company’s cash and equivalents decreased nearly $25,000 from $67,094 at the end of 2006.

The Company’s accounts receivable at the end of the quarter were $985,099 which is a decrease from $1,265,610 at the end of the last quarter, and almost $150,000 more than the $837,552 at the start of the year.  Last year, at the end of the same quarter, our accounts receivable were nearly $100,000 less at $882,971, while at the end of 2006, accounts receivable were over $200,000 less at $784, 798.  The Company considers these variations normal within the context of its sales for the respective periods.

At the end of the quarter, accounts payable and accrued expenses totaled $507,317.  This is a decrease of over $180,000 from the $689,583 for the same period last year.  Of this, accounts payable were reduced by nearly $100,000 (in 2008, $481,044; in 2007, $580,352) and accrued expenses were reduced by over $75,000 (in 2008, $$26,273; in 2007, $109,231).  These amounts are also a reduction of nearly $100,000 from the $606,627 at the end of 2007, at which time accounts payable were $525,407 and accrued expenses were $81,220.

The Company’s total assets, which stood at $8,613,421 at the end of the quarter, increased over $1.2 million to $8,886,887 from $7,593,989 at the end of last year and nearly $1.4 million from $7,231,190 at the end of the same period last year.  Additionally, the Company’s net assets at the end of the second quarter increased nearly $175,000 to $5,093,501 from $4,913,655 at the end of the prior quarter and nearly $375,000 from $4,720,013 at the end of last year; and over $750,000 from $4,340,284 at the end of the same period last year.

The Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2008 and the present cash flow from the activities of Freundlich and its financing facility is sufficient to meet the Company’s cash requirements; however, additional financing will be necessary to more rapidly increase operations and expand operations.

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.  During the quarter, Freundlich hired one additional full time and one part time employee to augment the growth and operation of Freundlich.  Freundlich does not presently anticipate making further hires; however, it is possible that one or two additional staff members may be retained should business activity warrant it.  Presently many Company level activities are either outsourced or handled at the Freundlich level.

The Company has reached agreement with its investors in its financing of July 20, 2006, further extending the date by which the Company is required to file a registration statement effecting a 150:1 reverse split through December 15, 2008.  The Company and the affected investors agree that it is in the best interests of the Company that the deferral continues.

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

ITEM 3  CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.  Due to the size of the Company, and as a result of the implementation of the integrated financial reporting system discussed in (b) below, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls conducted during the quarter ended June 30, 2008, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company's internal controls over financial reporting.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company has concluded that its disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in its reports filed under the Exchange Act.

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

Dated: August 13, 2008	PRECISION AEROSPACE
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