Form 10-Q
period 2008-09-30
Precision Aerospace Components, Inc.
filed 2008-11-13
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [ X ] No [  ]

 i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$423,456	$154,709
Accounts receivable, net	950,618	837,552
Inventory, net	4,431,470	3,885,332
Prepaid expenses	48,606	-
	5,854,150	4,877,593

PROPERTY AND EQUIPMENT - Net	204,702	260,582

OTHER ASSETS
Deposits	24,700	12,700
Goodwill	2,443,114	2,443,114
	2,467,814	2,455,814

TOTAL ASSETS	$8,526,666	$7,593,989

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$370,321	$606,627
Subordinated note payable-current portion	150,000	300,000
Loan payable-current portion	2,722,506	387,466
Income taxes payable	69,603	429,883
	3,312,430	1,723,976

LONG -TERM LIABILITIES
Subordinated note payable-long term portion	-	150,000
Convertible note payable	-	1,000,000
TOTAL LIABILITIES	3,312,430	2,873,976

TEMPORARY EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811	2,811
Additional paid-in capital -warrants	843,272	843,272
Additional paid-in capital -options	4,378,930	-
TOTAL TEMPORARY EQUITY	5,230,287	851,357

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325	33,325
Additional paid-in capital	5,808,675	5,808,675
Accumulated deficit	(5,858,051)	(1,973,344)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16,051)	3,868,656

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,526,666	$7,593,989

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months ended September 30,		Three Months ended September 30,

	2008	2007	2008	2007

REVENUE - SALES	$8,601,266	$6,863,343	$2,763,986	$2,559,554

TOTAL REVENUE	8,601,266	6,863,343	2,763,986	2,559,554

TOTAL COST OF GOODS SOLD	5,883,410	4,312,209	1,940,493	1,686,173

GROSS PROFIT	2,717,856	2,551,134	823,493	873,381

OPERATING EXPENSES
General and administrative expenses	1,410,703	1,170,863	473,016	358,257
Stock Based Compensation	4,378,930	-	525,468	-
Professional Fees	223,841	144,928	59,431	56,673
Depreciation	59,996	58,850	20,068	20,724
Total Operating Expenses	6,073,470	1,374,641	1,077,983	435,654

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(3,355,614)	1,176,493	(254,490)	437,727

OTHER INCOME (EXPENSE)
Expiration of Warrants	-	50,000	-	50,000
Interest expense	(170,480)	(180,916)	(44,836)	(64,125)
	(170,480)	(130,916)	(44,836)	(14,125)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,526,094)	1,045,577	(299,326)	423,602

Provision for income taxes	358,613	392,087	85,296	161,488

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(3,884,707)	$653,490	$(384,622)	$262,114

NET INCOME (LOSS) PER BASIC SHARES	$(0.12)	$0.02	$(0.01)	$0.01

NET INCOME (LOSS) PER DILUTED SHARES	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	33,324,691	33,324,691	33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,923,618,083	8,999,719,761	8,772,556,464	8,999,719,761

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,884,707)	$653,490

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	59,996	58,850
Stock Based Compensation	4,378,930	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(113,066)	(400,814)
Decrease (increase) in inventory	(546,138)	(198,762)
Decrease (increase) in prepaid expenses	(48,606)	(16,815)
Decrease (increase) in security deposits	(12,000)	84,000

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(236,306)	(703,755)
Increase (decrease) in income taxes payable	(360,280)	273,408
Total adjustments	3,122,530	(903,888)

Net cash (used in) operating activities	(762,177)	(250,398)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(4,116)	(17,775)

Net cash (used in) investing activities	(4,116)	(17,775)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payment) of convertible note payable	(1,000,000)	-
(Payment) of S/T loan payable Greater Bay	(387,466)	-
Proceeds from issuance of short term loan payable - Great Bay	2,722,506	472,157
(Payment) of principle of subordinated note payable	(300,000)	(225,000)

Net cash provided by financing activities	1,035,040	247,157

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	268,747	(21,016)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,709	67,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$423,456	$46,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$169,299	$86,791
Income taxes paid	$651,753	$67,999

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of options for stock based compensation	$4,378,930	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 ABD 2007 - UNAUDITED

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at September 30, 2008.  For the nine months ended September 30, 2008, $121,654 was written off.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Warehouse equipment	5 years
Leasehold improvements	5 – 39**
Computers	5 years
Furniture and fixtures	7 years

** Shorter of life or lease term.

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 ABD 2007 - UNAUDITED

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 47 percent of the Company’s total sales for the quarter and year ended September 30, 2008.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 ABD 2007 - UNAUDITED
3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

2008

Furniture and fixtures	$2,392
Equipment and other	358,298
Leasehold improvements	6,488
367,178

Less accumated depreciation and amortization	(162,476)

Property and equipment, net	$204,702

Depreciation expense for the nine months ended September 30, 2008 was $59,996.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2008 consist of the following:

2008

Accounts payable	$343,514
Accrued expenses	26,807
Total	$370,321

Depreciation expense for the nine months ended September 30, 2008 was $ 59,996.

5. COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space for its operations under a lease which expires July 20, 2013.  The Company has an option to extend the lease.  The present rental rate is $12,400 per month.

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which has a maturity date of January 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to seventy-five (75) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  The Agreement replaced the Company’s existing facility with Greater Bay Business Funding.  At September 30, 2008, the Company had the availability to borrow an additional $225,632 under this facility.

PRECISION AEROSPACE COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 ABD 2007 - UNAUDITED
6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of September 30, 2008 consists of the following:

2007
Revolving funding facility. Due 2009 (See note 5).	$2,722,506

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (6.00 on September 30, 2008).	150,000
$2,872,506

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

The Company used the Black Scholes Model to value the options.  The Company recognized an expense through September 30, 2008 of $4,378,930; this is a non-cash expense and is the total expense the Company will recognize with regard to these options.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-KSB report for the year ended 2007 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnotes disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the nine months ended September 30, 2008 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

The Company has received and is responding to a comment letter from the SEC which was occasioned by the selection of the Company for a Sarbanes-Oxley review of its filings.  To incorporate the suggestions by the SEC and issues which have come to the Company’s attention, the Company may, in the future, modify and re-file this and some prior reports.  The issues do not include any items regarding the day to day operating results of the Company.

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

Freundlich is a niche player in the North American aerospace fastener industry.  The fastener distribution industry is highly fragmented with no single company holding a dominant position.  Freundlich currently focuses exclusively on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.  Freundlich competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in its supplier base.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of more than 6,400 SKUs comprised of more than 21 million parts of premium quality, brand name nut products.  Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (nearly 50 percent) of customer orders from stock-on-hand provides Freundlich a distinct competitive advantage in the marketplace.

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

The Company had a an equivalent third quarter this year compared to the same period last year, however its balance sheet position continued to improve.  The first three quarters of the year have been substantially better than last year.  This good performance has occurred in the face of both a continuing production under-capacity in the fastener industry and continuing increase in the cost of materials.  These factors have increased lead-times for delivery and increased cost of products.  This situation, particularly with regard to the under-capacity, is anticipated to continue in the immediate future.  As discussed below, it is unclear when cost increases will abate.  A portion of our increased sales is a result of our receipt of goods which have finally arrived after a long delay.  The Company continues to have substantial challenges managing its inventory.  It has also required an increase in investment in inventory – since replacing even the same item is done at a higher cost and, because of the longer lead times, it is desirable to maintain higher inventory levels when product can be obtained.  The challenges presented cannot be overstated, particularly in view of the onerous tax rates associated with doing business from within New York City.  Capital which would otherwise be utilized to employ persons to expand the business and make other investments must be utilized for inventory investment to stay even with inflation or tax payments.  Accuracy of promised lead times from manufacturers and actual delivery times are low, making inventory scheduling and providing the level of customer service we would like to provide exceptionally problematic.

The Company increased consolidated revenues nearly 8% in the quarter to $2,763,986 from $2,559,554 in the comparable period last year.  This is substantially in line with price increases the Company is experiencing in its replacement costs.  Such increases are expected to continue for the near future, although it is unclear when or if the impact of the slowdown in the world economy will affect both commodity prices and, thereafter, product prices.  For the year to date, the Company increased consolidated revenues over 25%, to $8,601,266 from $6,863,343 for the same period last year.  While a portion of this increase can be attributed to the cost increases in our product line, it also demonstrates the continued strength in the demand from the markets we serve and increases in deliveries from our suppliers.

The Company’s gross profit of $823,493 is about 6% less than the gross profit of $873,381 for the same period last year.  This gross profit is 30% of revenues as opposed to 34% for the same period last year.  For the year to date, the gross profit is $2,717,856, 32% of revenues, versus $2,551,134, 37% of revenues last year.  These reductions in margin were anticipated as the prior higher margins were the result of the use of older inventory which was obtained at lower prices and reduced margins on older government contracts.  We anticipate that margins will trend slightly lower in coming quarters.

This Company is required to present the net income (loss) before taxes and interest number and net income applicable to common shares (“profit”) number shown, ($254,490) and ($384,622) respectively, for the quarter.  This is in accordance with Generally Accepted Accounting Principles (“GAAP”).  The Company is concerned that this required presentation may be misleading.  To provide a better perspective regarding ongoing operations, the Company is presenting in this paragraph only the non-GAAP measure of financials without the non cash stock based compensation expense.  Using this measure, for the quarter, the Company would have shown a net income before taxes and interest of $270,978 and a profit of $140,846 after interest and taxes.  The difference between the GAAP and non-GAAP numbers being the non-cash expense of $525,468 required to be recognized due to the issuance of options.  The same is true for the year to date.  For the year to date the Company has, in accordance with GAAP, presented the net income (loss) before other expense (the other expense being interest and income taxes) number and net income applicable to common shares numbers shown, ($3,355,614) and ($3,884,707).  For the year to date the Company would have shown a net income before taxes and interest of $1,023,316 and a profit of $494,223 after interest and taxes  The difference between the GAAP and non-GAAP numbers is the non-cash expense of $4,378,930 required to be recognized due to the issuance of options.  The Company utilized the Black Scholes option pricing model which is commonly and widely used to determine the non-cash expense amount.  The recognition of this expense does not have an impact on cash flows, although it does affect the income statement and balance sheet for financial reporting purposes.  The Internal Revenue Service does not allow any portion of this non-cash expense to be utilized as a deduction to income for income tax purposes.  This non-cash expense amount will not be reversed or taken into income if the options expire unexercised.  Additionally, because there are currently insufficient authorized shares for all of the options issued, they all could not be exercised until the Company has sufficient authorized shares for such exercise.  Last year, when there was no option expense recognition, for the same quarter and year to date, the Company had, for the quarter, a net income before taxes and interest of $437,727 (the decrease for this quarter and the year to date is due to increased General and Administrative expenses and professional fees due to additional staffing and compensation increases) a profit of $262,114 after interest and taxes, and for the same part of the year to date last year the Company had a net income before taxes and interest of $1,176,493 and a profit of $653,490 after interest and taxes

The Company incurred substantially lower interest expenses of $44,836 for the quarter, compared to $64,125 for the same period last year.  For the year to date, interest expenses were lower than last year, $170,480 versus $180,916.  The decrease for the quarter was mainly due to the Company having replaced Freundlich’s previously existing $1,000,000 credit facility on March 6, 2008 with a $3,000,000 credit facility, having a lower variable rate of interest (Prime plus 1% versus Prime plus 4%) and utilizing $1,000,000 of the new facility to pay off the Company’s previously existing convertible debt (without conversion or penalty) on March 31, 2008; the paid off debt had a substantially higher rate of interest (14%); additionally, the prime rate which is the basis of measurement for the Company’s variable rate debt, declined year over year.  These are the same reasons the year to date interest is only slightly below above that paid last year - the substantially higher interest payments made by the Company in the first quarter of 2008 compared to 2007 due to both the existence of the Company’s line of Credit for the entire quarter; last year the Company’s line of Credit was in place for only a portion of March; and the rate of interest on the Company’s $1,000,000 convertible debt increased during the first quarter last year, while it was at the 14% rate for the entire first quarter this year.  The Company has also been paying down the principal of its subordinated secured loan which reduces the associated payments; this loan, which has $75,000 quarterly principal payments, is scheduled to be paid in full in February 2009 and has an interest rate of Prime plus 1% on the outstanding balance.

These actions will decrease the future interest payments required to be made by the Company.  Additionally they have caused the debt liabilities on the Company’s balance sheet to all be short term, since the line of credit needs to be renewed within the year, presently by January 31, 2009, and the remaining portion of the subordinated note is due within the year.

At the close of the quarter, the Company had $225,632 available to draw under the credit facility.

When the Company put its refinancing of its line in place in March and subsequently paid its taxes for 2007 and repaid its convertible note at the end of March, it substantially reset its balance sheet.  The March 31 2007 balance sheet is a more appropriate stepping off point for comparisons, but securities regulations require the Company to report comparisons with the 2007 end of year numbers, so both as well as the changes from the prior quarter are presented.

The Company’s cash and equivalents at the end of the quarter, $423,456, which is nearly $275,000 more than the $154,709 at the end of last year although they are nearly $75,000 lower than last quarter and approximately $130,000 lower than the $554,862 at March 31, 2008.  This cash has been realigned as debt has been reduced.

The Company’s accounts receivable at the end of the quarter were $950,618 which is almost $125,000 more than the $837,552 at the end of last year although it is a reduction of almost $35,000 from last quarter and approximately $315,000 less than the $1,265,610 at March 31, 2008.  The Company has not experienced any unusual collection problems and the high receivable number at March 31 reflected both a high pace of activity in the first quarter as well as a large outstanding amount due from the Government which was delayed pending approvals and has been collected.

The Company’s inventory totaled $4,431,470 at the end of the quarter.  Inventory had been $3,885,332 at year end 2007, bringing the total year to date investment in inventory to over $540,000.  This is an investment of nearly $40,000 during the quarter.  The inventory stood at $4,393,327 at the beginning of the quarter.  The six month investment is nearly $130,000 since the inventory stood at $4,303,446 at March 31, 2008, a total investment of for the six months through the end of this period.  As can be seen from these figures, the pace of delivery, as reflected in the inventory, is uneven.  Reflecting the long lead times for the receipt of its products, which continue to persist, the Company has more than the amount of its inventory on backorder to better enable it to meet the needs of its customers.

The Company’s accounts payable and accrued expenses totaled $370,321 at the end of the quarter.  This is a decrease of over $235,000 from the $606,627 at the end of last year.  It was also a decrease of over $235,000 from the $507,317 at the end of last quarter and a decrease of almost $545,000 from the $914,601 at March 31.  The accounts payable portion, $343,514, was reduced by over $180,000 from the $525,407 at the end of last year; reduced by over $135,000 from $481,044 last quarter and by over $520,000 from $867,723 at March 31, 2008.  The, accrued expenses portion, $26,807, was reduced by nearly $55,000 from the $81,220 at the end of last year; reduced by approximately $500 from $26,273 last quarter and over $20,000 from $46,878 at March 31, 2008.  The Company has used available cash above its desired safety level to take advantage of discounts with certain of its suppliers, which, at present interest rates, provides it a savings in preference to paying down the balance on its line of credit.  The Company is usually in a position to take advantage of the discounts offered.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company utilized a portion of its expanded line of credit to pay its estimate of income taxes for 2007 on the date tax payments were due date in March 2008.  The estimated taxes for 2007 had been accrued as a payable at the end of 2007.  The Company is now paying quarterly taxes current when due.  Income taxes payable shows the difference between the total estimated income taxes payable through the end of the quarter and the total income tax payments made through the end of the quarter.

The Company’s net assets (total assets less total liabilities) at the end of the quarter, $5,214,236, were nearly $500,000 greater than the $4,720,013 at the end of last year.  This continues the growth in net assets and is a growth of over $140,000 from last quarter, when net assets were $5,073,390 and nearly $300,000 from the $4,917,861 on March 31, 2008.  This reflects the continued strong operations of the Company which is necessary in view of the investment required in inventory as well as its subordinated debt service obligation, which is a principle repayment of $75,000 per quarter through the first quarter of 2009.

The Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2008 and the present cash flow from the activities of Freundlich and its financing facility is sufficient to meet the Company’s cash requirements, assuming it receives inventory in orderly fashion as has been the case; however, additional financing will be necessary to more rapidly increase operations and expand operations.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4 & 4T  CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

In addition, the Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last evaluation, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting.

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

Dated: November 13, 2008	PRECISION AEROSPACE
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