Form 10-K
period 2008-12-31
Precision Aerospace Components, Inc.
filed 2009-03-31
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark one)
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to________________________________________

Commission File Number________________________________________________________________________________

Precision Aerospace Components, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2200 Arthur Kill Road
Staten Island, New York 10309-1202
(Address of Principal Executive Offices)

(718)-356-1500
(Issuer’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock	OTC:BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                Yes [   ] No [XX]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [   ]
Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ XX ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  Yes [  ] No [XX]

Indicate by check mark whether the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [XX]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes     [XX ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $392,600

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.              [XX] Yes        [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 15, 2009  33,324,691.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Pat II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks herein occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications.  Freundlich maintains a large inventory of more than 6,400 SKUs comprised of more than 21 million parts of premium quality, brand name nut products. Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (over 50 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace.  Freundlich sells its products pursuant to written purchase orders it receives from its customers.  All products are shipped via common carrier.

Industry Overview

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  Freundlich competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Freundlich supplier base.  Freundlich believes that the depth of its 6,400 SKU inventory represents a competitive advantage.  As a stocking distributor, Freundlich has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs.  While this business model has allowed Freundlich to mitigate the supply shortage suffered by the industry, the extremely long supply times are creating challenges and creating shortages at Freundlich.  Regulatory requirements which require manufacturer certifications create a barrier to new supplier entry into the aerospace fastener manufacturing business beyond the usual investment and patent barriers faced by new entrants to other industries.  Certain domestic manufacturing capacity was eliminated during a post-9/11 downturn in the aerospace industry.  The industry began a turnaround in 2004, driven by increased levels of defense spending and increased commercial demand caused by new orders received by Boeing Company and others.  The continuing increased demand has exceeded the manufacturing capacity of qualified manufacturers.  Through the middle of this year, manufacturing lead times have continued to increase, as have prices.  As the year was ending, the lead times appear to be stabilizing albeit at long periods, in some cases in excess of a year.  After close of the year lead times started to slightly decrease.  Prices of finished product are yet to reflect the reported declines in raw material costs.

Inventory

As a stocking distributor, Freundlich attempts to maintain levels of inventory on hand or on order to satisfy its customers’ projected needs.  Freundlich has approximately 6,400 different types of nuts in its inventory, comprised of more than 21 million parts of premium quality, brand name nut products.  Freundlich’s primary suppliers include the following:

SPS Technologies
Greer Stop Nut
Republic Fastener Mfg. Corp
MacLean-ESNA
Alcoa Fastening Systems
Bristol Industries Inc.
Abbott-Interfast Corporation

Customers

In 2008, Freundlich Supply sold approximately 48% of its products to the United States Department of Defense.  All of these products were sold for maintenance, repair and operations functions, were shipped to various government installations across the United States and were sold for many different government programs.  For 2007, sales to the United States Department of Defense represented approximately 37% of total sales.

Freundlich’s commercial customers include original equipment manufacturers, repair facilities and other distributors.  Other than the sales to the United States Department of Defense, no one customer represented more than 10 percent of total sales in 2008 or 2007.

Competition

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  The Company competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Company's supplier base. The Company believes that the depth of its 6,400 SKU inventory represents a competitive advantage.

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

Employees

Freundlich has 17 employees, all of whom are full time employees.  We believe our employee relations are very good.

ITEM 1A RISK FACTORS

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

Following the 2006 acquisition, our ongoing expenses have increased significantly, these include ongoing public company expenses, such as increased legal and accounting, administrative (including directors and insurance) expenses and the requirement that we register the shares of common stock issued underlying the preferred stock and warrants issued to Barron Partners LP, as well as expenses incurred in complying with the internal controls requirements of the Sarbanes-Oxley Act, and obligations incurred in connection with the acquisition.  Our failure to generate sufficient revenue and gross profit could result in reduced profits or losses as a result of the additional expenses and our failure to be able to meet our payment obligations could result in default under our obligations.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our series A and B convertible preferred stock and our warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock. Currently, the Company is not authorized to issue a sufficient number of shares if the preferred shares were converted to common stock or the warrants were exercised for common stock.

The Company entered into a Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger (the “Investors”) pursuant to which the Investors purchased and as of Dec 31, 2008 held: (a) 5,274,152 shares of the Company’s series A convertible preferred stock (the “series A preferred stock”) which, are convertible into 4,098,016,050 shares of the Company’s common stock; (b) warrants to purchase 1,581,150,000 shares of the Company’s common stock at $0.00135 per share; and (c) 1,581,150,000 shares of the Company’s common stock at $0.00231 per share..

Additionally, all 2,811,000 shares of the Company’s series B convertible preferred stock convert into 843,300,000 common shares, however these shares cannot be converted until the stock Reverse Split described below.

The Securities Purchase Agreement provides that the Company will have filed a restated certificate of incorporation that will (i) change the authorized capital stock to 10,000,000 shares of preferred stock and 90,000,000 shares of common stock and (ii) effect a one-for-150 reverse split of the common stock (the “Reverse Split”).  The total number of shares, upon full conversion of all securities which could be converted to common stock of the Company without giving effect to the Reverse Split or presently authorized shares, would be 8,774,196,464 shares.  The Company presently has an authorized common stock limit of 100,000,000 shares.  As a result, the Investors will not have the ability to convert the series A preferred stock or exercise the warrants in full unless the Reverse Split is effected.  The Investors have agreed to extend that the date of the Reverse Split to December 15, 2009.  If the Reverse Split is not effective on or prior to December 15, 2009, the Company is required to pay the investors liquidated damages in an amount equal to 5% of the investment made by the investors, which would be $287,500 and if it fails to timely file and maintain effective a registration statement it may be liable for liquidated damages which would be 2,100 shares of Series A stock per day it is in violation, up to a maximum of 750,000 shares.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  Section 404 of the Sarbanes-Oxley Act requires increased control over financial reporting requirements, including documentation and testing of our internal control procedures in order to satisfy its requirements, annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments.  This section may become fully applicable to us in the future resulting in significantly increased cost due to the additional third party report required.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office and the offices and distribution center of Freundlich is located at 2200 Arthur Kill Road, Staten Island, New York 10309.  The space is leased, pursuant to a triple net lease, by the Company through July 2013.  The space is leased for approximately $12,400 per month.  We have an option to extend our lease for this space and the Company can terminate the lease upon six months notice.  The approximately 18,000 square foot building is constructed from brick and cinder block and is maintained in excellent condition.  The space is sufficient for our present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently trades on the OTC:BB under the trading symbol "PAOS.OB".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2007 as reported on the web site Big Charts.  It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	PRICES
	HIGH	LOW
2007
First Quarter	$0.03	$0.007
Second Quarter	$0.09	$0.023
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.035	$0.008

2008
First Quarter	$0.017	$0.01
Second Quarter	$0.09	$0.023
Third Quarter	$0.05	$0.023
Fourth Quarter	$0.035	$0.008

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value.  As of March 13, 2009, there were 78 holders of record of the Company's common stock and 33,324,691 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of March 13, 2009, there were 2 holders of record and 5,274,152 shares of series A convertible preferred stock outstanding, each of which is convertible into 777 shares of the Company’s common stock and there were 5 holders of record and 2,811,000 shares of series B convertible preferred stock outstanding each of which would be convertible into 300 shares of the Company’s common stock.  (These shares convert automatically upon the reverse split described herein into 2 shares of the Company’s post split common stock.)

Dividends

Precision Aerospace has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board and will depend upon, among other factors, the Company's operations, its capital requirements, and its overall financial condition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

During this past year the Company entered into a $3million dollar line of credit (at prime plus 1%), replacing its $1 million dollar line (at prime plus 4%).  A portion of the additional availability was utilized to pay off the Company’s 1 million dollar, 14% interest convertible subordinated note, due July 2011 without any prepayment penalty or conversion.  Since the interest rate being paid on the new line is the prime rate plus one percent, at year end the rate was 4.25 percent meaning that the Company is presently realizing an interest saving of nearly $100,000.  This savings and reduction of potential dilution has been realized by bringing more of its debt (all of its debt) to be due within 12 months.  The Company expects that it will be able to renew its present line.

The Company has also paid down an additional $375,000 of the Company’s subordinated note.  It also reduced its accounts payable by over $285,000 and reduced accrued expenses by over $65,000.  The Company has also paid all of its income taxes fully to date; this included a payment of the 2007 taxes and the estimated 2008 taxes to have been paid through the end of the year.  The total of these tax payments was over $460,000.

Additionally the Company increased its inventory by over $700,000 ($4,592,247 vs $3,885,332).  It is important to fully recognize the value of the Freundlich inventory.  Not only does Freundlich’s inventory enable Freundlich to meet customer demand and obtain orders, but a portion of the inventory is carried on the Company’s balance sheet at a value well below the replacement cost were it to be reordered today.  As Freundlich replaces its lower cost inventory with new higher-priced inventory, it will have to make this investment.  Freundlich has the strategic benefit over a potential new entrant of having a lower cost of goods versus the seller of newly purchased items.  The replacement cost of Freundlich’s inventory is difficult to ascertain exactly, since the cost of each particular item is generally increasing and the unit cost usually decreases as the quantity purchased increases.

As a result of these additional payments and the Company’s operations, the Company’s overall cash position increased by over $20,000.

The Company’s total liabilities increased by under $250,000 ($3,050,036 vs $2,807,449) while total assets grew by over $850,000 ($8,212,241 vs $7,372,619) and our current assets grew over $900,000 ($5,781,163 vs $4,877,593) so our Net Worth increased nearly $600,000, or more than 13%, to $5,162,205 (from$4,565,170).

When looking at the Company’s accumulated deficit of $5,949,069, the reader should be aware that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $2,997,934 which could not be used to offset future taxes, and this year was required to incur a $4,417,917 non cash option charge, so more than $7,400,000 of non cash reductions have been brought to that deficit, which would otherwise be positive by about 1,500,000 during the Company’s two and a half years of operations as presently constituted.

The amount available for the Company to draw under its credit line stood at over $178,627 at the end of the year, compared with the amount available under it s prior line at the end of 2007 of $302,694.

The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  It can fall back to its line of credit to meet additional liquidity needs; at the end of the year this unused capacity was $178,627.  In the present market environment, other sources of financing for continuing operations will be difficult to obtain.  The Company does believe that it will be able to raise additional funding to support properly structured, attractive acquisitions; market conditions will impact this.

The Company does not anticipate the need to make any material capital equipment investments in the coming year.  It anticipates that it has and will generate sufficient capital to more than offset the additional investment in inventory it will make during the coming year.  Stresses could be created if product deliveries to the Company occur at a rate greater than anticipated or operating results fail to reach expectations.  The Company’s available cash gets depleted to the extent it must be utilized to pay taxes and the Company is quite concerned by the various tax increase proposals which abound.

The Company does not anticipate any material changes in its mix or cost of its capital resources until there is an increase in the prime rate.  An increase in the prime rate will increase the Company’s cost of borrowing, since its line of credit is priced at one percentage point over the prime rate, as it changes from time to time.  While the Company does not expect a near term increase, it anticipates that there could be substantial future increases.  The Company believes it will have sufficient cash flow to absorb reasonable additional interest expenses.

The Company has no off balance sheet financing arrangements.

Results of Operations

The economic turmoil that is gripping the world will affect the Company.  What is not clear is what the net effect will be.  A significant portion of the Company’s sales are to the Defense Department for aviation and nuclear repair requirements.  The Company believes that Defense Department requirements for its products should continue unabated-whether or not there are programmatic reviews of Defense Department programs.

Unfortunately for the Company, non commercial aviation has been singled out as an area of excess, at least when it comes to the purchase and use of certain corporate jets.    The Company also recognizes that weak economic times may well result in reduced utilization of private aircraft.  This reduction in use should be partially offset by the reduction in fuel prices which will reduce operating costs.  The use of the parts the Company supplies is related to aircraft operating hours.  A decrease in aircraft flying hours will decrease demand for the products sold by the Company.

While the Company has not yet seen a significant decline in business there has been some decline in activity.  This is perhaps better shown on a more macro level where most of the Company’s suppliers are reducing their lead times for their product lines.  These lead times are still excessively long, in many instances still in excess of a year. However this is an improvement over the approximate 18 month lead times that previously existed.  This Company believes that these reductions are only partially attributable to weakness in order books, but are also attributable to increased capacity that has come on line.

The overall reduction in backlog combined with more stability in material costs should result in an overall stabilization, and perhaps reduction, in the cost of goods the Company purchases. These results will take a while to show themselves in 2009, since the still significant lead times from the fabricator, as well as the lead times the fabricators use to acquire their materials, build in a delay in revisions to the prices charged to the Company.

The more immediate impact should be improved certainty of delivery of products.  In the recent past, many of the promised delivery dates to the Company have been meaningless.  Having delivery dates which are kept should enable the Company to better manage its business as well as allow the Company to better serve its customers.  Reflecting the long lead times for the receipt of its products, which continue to persist, the Company has more than the amount of its inventory on backorder to better enable it to meet the needs of its customers

The Company believes with turmoil comes opportunity and will attempt to take advantage of marketplace conditions.

During the past year the Company’s sales increased over 25% in comparison to 2007 ($11,414,687 vs. $8,961,990).  This is substantially due to the increased product deliveries received by the Company.  A portion of this, perhaps as much as 10%, can be attributed to the price increases in the goods acquired by the Company which resulted in the Company charging higher prices for its sales.  A key component in the Company’s selling effort is the immediate or near term availability of the product for shipment.  The Company was unable to fully maintain its margins on the higher priced supplies as can be seen by the reduction in our Gross Profit from nearly 37% to nearly 31%.  This decrease in margin had been anticipated.  With the stabilization in prices expected, the Company expects that margins will be more stabile; however there may be additional reductions in the margins as a result of market forces.

The results of the Company’s operations in 2008, when either taken alone or compared to 2007, were substantially adversely affected by the mandated requirement in GAAP to include the Company’s non-cash option expense.  The reported results are a loss in 2008 of $3,451,628 before provision for income taxes.  In 2007 the Company reported income before income taxes of $1,226,664.  The options expense amount included for 2008 is over $4,400,000.  The inclusion of this expense amount, which was calculated in accordance with Generally Accepted Accounting Principles mandates, using the Black-Scholes valuation formula, makes the observation and utilization of the loss before provision for income taxes substantially misleading when compared the $1,226,664 income the Company reported in the prior year when there were no non cash option expenses.  Although the options will expire unexercised and were expected to do so, the “loss” will never be reversed.  Additionally the Internal Revenue Service does not allow any portion of the non-cash option expense to be utilized as a deduction to income for income tax purposes.  The Company is concerned that this increased understanding will not be available to the significant number of persons who only review the “bottom line” reported number in the electronic reporting sites and will have no understanding of what makes up this number.  The Company has been surprised that even sophisticated financial experts, including investment bankers and bankers, and other reviewers, did not initially fully grasp the Company’s financial status until walked through it by the Company.  When a small company such as this is required to materially distort the perception created in the public by being required to include, without appropriate break out, certain expenses or events, the Company believes it is indeed time that the reporting rules should be questioned.  The present rules, which while presumably well intentioned and understandable to a practitioner, with high probability, lead to the substantial result that the non nuanced reader, particularly those who do not review these full discussions, but only review the financials from other than this report, will be inappropriately misled.

The Company’s Operating Expenses, apart from the noncash option expense, increased due substantially to additional compensation expenses, both directly to staff as well as to professional advisors.  The Company anticipates that the level of operating expense for its present level of operations should continue at about the same expense level in the coming year.

By replacing its line of credit and retiring its convertible preferred debt, the Company has reduced its interest expense by nearly $40,000, and unless there is a substantial and unanticipated increase in the prime rate this year, the Company anticipates that this debt realignment should result in a further reduction in interest expense.

The Company is anticipating significant increases in the prime rate in the future and believes that it will have the capability of meeting the increased interest payments that will occur.

The Company, in addition to working to expand its operations internally is looking to expand through acquisitions.  The Company recognizes that the proper structuring of each acquisition needs to be even more elegantly addressed in the present economic climate.  The task and the operational aspects of the transaction may well be made more difficult and the reporting of results more distorted as a result of the new financial accounting pronouncement SFAS 141R which became effective as of 2009.  The Company is concerned that this required accounting will further distort the Company’s future financial reports even though the acquisition causing the distortion makes operational and economic sense.

The opportunities presently under consideration by the Company, in addition to the expansion of the Freundlich operations, are the acquisition of horizontal, vertical and complementary operations.  While the company is in various discussions and investigations, no specific acquisition opportunities or ventures are nearing conclusion at this time.  In connection with pursuit of these opportunities, the Company will also pursue the arrangement of adequate financing to carry out its plans.

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

The Company has reached agreement with its investors in its financing of July 20, 2006, further extending the date by which the Company is required to file a registration statement effecting a 150:1 reverse split through December 15, 2009.  The Company and the affected investors agree that it is in the best interests of the Company that the deferral continues.

Off-Balance Sheet Arrangements

None.

Subsequent Events

The Company entered into an Employment Agreement with its President

The Company, in its 8-K filed on January 28, 2009, reported that it had approved an employment and compensation agreement with Andrew S. Prince, its President and CEO, which will run through September 30, 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Precision Aerospace required by Article 8 of Regulation S-X are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

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

The following areas are of particular importance to the Company’s operations and available cash flow:

Inventory - The prices for replacement inventory have and through the major part of the year continued to escalate.  Additionally the lead times for delivery remain long, at times exceeding 60 weeks.  With few, insignificant, exceptions, none of the Company’s products in inventory have any shelf life limitations and, assuming eventual utilization, their value, from a replacement perspective meet or exceed their initial acquisition cost.  Demand for individual products extends for long durations and the Company’s business is characterized by the either immediate availability or near term availability of a product being crucial to its sale.  Sales of a particular product may occur at irregular intervals.  Consequently the Company continues to invest in a substantial inventory and to recognize a product as being no longer in demand, if a sale does not occur within five year period.  Although the product is, at the end of the five year period, reduced to a zero cost basis, it may remain in the Company’s inventory and be available for sale at a later time.

Allowance for doubtful accounts - In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors including the aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

Income Taxes - In the preparation of consolidated financial statements, the Company estimates income taxes based on the existing regulatory structures.  Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes.  The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character amount and timing to result in their recovery.  A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value.  Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters.  The Company’s tax returns are subject to audit and local taxing authorities that could challenge the company’s tax positions.  The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

Options - During 2008 the Company issued non-plan options to officers and directors of the Company. The option number of shares were in accordance with compensation arrangements agreed to by the Company and approved by its board of directors.  Grantees vested in the options at the date of issuance.  The exercise price of each option that has been granted equals 100% of the market price of the Company’s stock on the date of the grant.  Options under this plan vest on the grant date and are exercisable for a period not to exceed 1 year from the option grant issuance date.  The Company does not believe that the expense required to be recognized in accordance with GAAP, which is a non cash expense, will be other than an accounting entry for the Company because the Company believes the Options will expire unexercised.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUTANTANTS ON (SIC) ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about February 23, 2009.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this 10-K.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

In addition, the Company's Principal Executive Officer/Principal Financial Officer evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in its internal controls that have materially adversely affected, or are reasonably likely to adversely materially affect, those internal controls over financial reporting.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls conducted at the end of February 2009, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company's internal controls over financial reporting.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  The Company concludes that our disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

ITEM 9B. OTHER INFORMATION

There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of February 20, 2009:

Name	Age	Position	With Company Since
Alexander Kreger	65	Director and Chairman of the Board	2006
Andrew S. Prince	65	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Robert Adler	74	Director	2006
Chris Phillips	36	Secretary and Director	2006
David Walters	46	Director	2006
Donald Barger	66	Director	2008

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected.  The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Alexander Kreger

Mr. Kreger served as the President of Kreger Truck Renting Company, Inc. from 1999 through 2008.  Mr. Kreger has a BS in accounting and finance from the Wharton School, University of Pennsylvania.

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

Mr. Adler is Chairman of the Company’s Audit Committee.

Donald G. Barger Jr.

 From September 2007 until his retirement in February 2008. Mr. Barger served as advisor to the CEO of YRC Worldwide Inc. (“YRCW”), a publicly held company specializing in the transportation of goods and materials; until September 2007, he was Executive Vice President and Chief Financial Officer of YRCW. He joined YRCW’s predecessor company, Yellow Corporation (“Yellow”), in December 2000 as Senior Vice President and Chief Financial Officer. Prior to joining Yellow, he served as Vice President and Chief Financial Officer of Hillenbrand Industries Inc. (“Hillenbrand”), a publicly held company serving the healthcare and funeral services industries, from March 1998 until December 2000. Mr. Barger was also Vice President, Chief Financial Officer of Worthington Industries, Inc., a publicly held manufacturer of metal and plastic products and processed steel products, from September 1993 until joining Hillenbrand. Mr. Barger is a director of Quanex Building Products Corporation, a publicly held manufacturer of engineered materials and components for the U.S. building products markets; Globe Specialty Metals, Inc., a publicly held producer of silicon metal and silicon-based specialty alloys; and Gardner Denver a designer, manufacturer, and marketer of compressor and vacuum products, and fluid transfer products.  Mr. Barger has a B.S. degree from the United States Naval Academy and an M.B.A. from the University of Pennsylvania, Wharton School of Business.

Chris Phillips

Since February 2008, Chris Phillips has been a managing director for Vicis Capital, LLC, a NY based hedge fund. Previously from October 2004 until January 2008, Chris served as the President and CEO of Apogee Financial Investments, Inc., a merchant bank, who owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.  Since July 2000 and up until January 2008, he acted as the managing member of TotalCFO, LLC which provides consulting and CFO services to a number of public and private companies and high net worth individuals.  From November 2007 through January 2008 Chris served as the CEO and Chief Accounting Officer of OmniReliant Holdings, Inc. (OTCBB: ORHI). Presently, he is also a Board Member of OmniReliant Holdings, Inc. (OTCBB: ORHI), Brookside Technology Holdings, Corp. (OTCBB: BKSD), and MDwerks, Inc. (OTCBB: MDWK). Mr. Phillips holds a Bachelors of Science Degree in Accounting and Finance and a Masters of Accountancy with a concentration in Tax from the University of Florida.  Mr. Phillips is a Florida licensed Certified Public Accountant.

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

Mr. Walters is Chairman of the Company’s Compensation Committee .and a member of the Company’s Audit Committee.

Code of Ethics and Committee Charters

Drafts of committee charters for the Audit and Compensation committees have been prepared and are under review by the Board of Directors but have not been formally adopted.

Code of Ethics

The Code of Ethics applies to the Company’s directors, officers and employees.  It is available on the Company’s website.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities.  Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, for 2008, all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer,and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2008, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)

Andrew Prince President, CEO and Director(1)	2008	$200,000	$36,999	-	$4,349,968	-	-	$-

(1)	Mr. Prince serves as a director of the Company, but without compensation for his director services.
(2)	Mr. Prince is to have a7% ownership interest in the company based on fully diluted shares outstanding as of January 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options exercise ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards. Number of shares or units and other rights that have not vested (#)

Andrew Prince	630,805,669	-	-	0.01	Feb 27 2009

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensaton Earnings	All Other Compensation	Total
Robert Adler	$10,000	$-	13,239	$-	$-	$-	$23,239

Alex Kreger	$10,000	$-	13,239	$-	$-	$-	$23,239

Chris Phillips	$6,000	$-	13,239	$-	$-	$-	$19,239

Donald Barger	$5,000	$-	14,995	$-	$-	$-	$19,995

David Walters	$8,000	$-	13,239	$-	$-	$-	$21,239

Non-employee Directors of the Company are paid $2,500 per meeting for board meeting attendance in person and $1,500 per meeting for board meeting attendance by phone and $1,500 per meeting for each committee meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 25, 2009, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 25, 2009, the Company had 33,324,691 shares of Common Stock outstanding.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Richard Kreger 134 Lords Highway Weston, CT 06883	69,111,309 (2)	69.1%	69.1%

Alex Kreger	15,042,000	15.0%	15.0%	Executive Chairman & Director

BGRS 12333 Fairy Hill Road Rydal, PA 19046	3,150,000	3.2	3.2%

Aimee Brooks 12 Graham Terrace Montclair, NJ 07042	1,722,000	1.7%	1.7%

Robert Adler	1,350,000	1.4%	1.4%	Director

Chris Phillips	1,350,000	1.4%	1.4%	Director Secretary

Andrew Prince	66,675,309	66.7%	66.7%	Director President and CEO

David Walters	1,350,000	1.4%	1.4%	Director

Donald Barger	750,000	0.8%	0.8%	Director

Directors and Executive Officers as a Group (5 persons)	86,517,309	86.5%	86.5%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

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

(3)
Includes all shares of Common Stock, up to the maximum presently authorized shares of Company common stock issuable upon exercise of options held by Mr. Andrew Prince.  Were sufficient shares of Company common stock available, and all his options were exercised a total of 630,805,669 shares could be held by Mr. Prince.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no presently active plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In connection with the transactions described above, Midtown Partners, with whom Mr. Richard Kreger was a vice president, an investor in the Securities Purchase Agreement, and the son of the Company’s Chairman, Alex Kreger, obtained 250,000 of the Company’s series B Convertible Preferred shares.  These shares were received from the shares paid by the Company to DFAC.  Midtown Partners & Co., LLC is a registered broker – dealer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were: $81,258 for 2008 and $66,975 for 2007.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 and 2007 were $-0- in 2008 and $-0-in 2007.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007 and 2006 were and $5,000-in 2008 and $5,000 in 2007.

All Other Fees

The aggregate fees billed for products and services provided the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2008 and 2007 were $50,000- in 2008 and $-0-in 2007.

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

PART IV

ITEM 15. EXHIBITS

Listed in the Exhibit Index on page 29 hereof.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Date: March 30, 2009	By	/s/ Andrew S. Prince
[Missing Graphic Reference] Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	March 30 , 2009
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	March 30, 2009
Alexander Kreger

/s/ Robert Adler	Director	March 30, 2009
Robert Adler

/s/ Chris Philips	Director	March 30, 2009
Chris Philips

/s/ David Walters	Director	March 30, 2009
David Walters

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Barron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.7	Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.8	Amendment to Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.9	Guaranty between Greater Bay Business Funding and Freundlich Supply Company, Inc. and Precision Aerospace Components, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.10	Loan and Security Agreement as of March 6, 2008, by and among Freundlich Supply Company, Inc. (borrower) Precision Aerospace Components, Inc. (guarantor) and Israel Discount Bank of New York (lender)	Provided herewith

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

CONSOLIDATED FINANCIAL STATEMENTS:

Pages

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets as of December 31, 2008 and 2007	4

Consolidated Statements of Income for the Years Ended
December 31, 2008 and 2007	5

Consolidated Statement of Stockholders’ Equity for the Years
Ended December 31, 2008 and 2007	6

Consolidated Statement of Temporary Equity for the Years
Ended December 31, 2008 and 2007	7

Consolidated Statement of Cash Flows for the Years
Ended December 31, 2008 and 2007	8

Notes to Consolidated Financial Statements	9–25

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 355-5900   Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Precision Aerospace Components, Inc.
2200 Arthur Kill Rd.
Staten Island, NY 10309

We have audited the accompanying consolidated balance sheet of Precision Aerospace Components, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Precision Aerospace Components, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the accompanying financial statements have been restated.

/s/  BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 15, 2009

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS		(Restated)
	December 31,	December 31,
	2008	2007
	(Audited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$176,483	$154,709
Accounts receivable, net	874,124	837,552
Inventory, net	4,592,247	3,885,332
Prepaid expenses	39,693	-
Prepaid income taxes	98,616	-
	5,781,163	4,877,593

PROPERTY AND EQUIPMENT - Net	184,634	260,582

OTHER ASSETS
Deposits	24,700	12,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,234,444

TOTAL ASSETS	$8,212,241	$7,372,619

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$252,530	$606,627
Subordinated note payable-current portion	75,000	300,000
Loan payable-current portion	2,722,506	387,466
Income taxes payable	-	363,356
	3,050,036	1,657,449
LONG -TERM LIABILITIES
Subordinated note payable-long term portion	-	150,000
Convertible note payable	-	1,000,000
TOTAL LIABILITIES	3,050,036	2,807,449

TEMPORARY EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811	2,811
Additional paid-in capital - preferred stock	2,916,173	2,916,173
Additional paid-in capital -options	4,417,917	-
Additional paid-in capital -warrants	843,272	843,272
	8,185,447	3,767,530
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325	33,325
Additional paid-in capital	2,892,502	2,892,502
Accumulated deficit	(5,949,069)	(2,128,187)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,023,242)	797,640

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,212,241	$7,372,619

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDTED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUE - SALES	$11,414,687	$8,961,990

TOTAL REVENUE	11,414,687	8,961,990

TOTAL COST OF GOODS SOLD	7,888,205	5,627,081

GROSS PROFIT	3,526,482	3,334,909

OPERATING EXPENSES
General and administrative expenses ($4,417,917 noncash compensation for year ended December 31, 2008)	6,332,498	1,581,604
Professional Fees	353,974	218,143
Depreciation	80,063	78,711
Total Operating Expenses	6,766,535	1,878,458

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(3,240,053)	1,456,451

OTHER INCOME (EXPENSE)
Expiration of warrants	-	50,000
Interest income	-	899
Interest expense	(211,575)	(250,686)
Loss on abandonment-deposit	-	(30,000)
	(211,575)	(229,787)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,451,628)	1,226,664

Provision for income taxes	369,254	455,559

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(3,820,882)	$771,105

NET INCOME (LOSS) PER BASIC SHARES	$($0.11)	$0.02

NET INCOME (LOSS) PER DILUTED SHARES	$-	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,885,421,556	8,999,309,761

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance, January 1, 2007	-	$-	-	$-	33,324,691	$33,325	$2,892,502	$(2,899,292)	$-	$26,535

Net Income	-	-	-	-	-	-	-	771,105	-	771,105

Balance, December 31, 2007	-	$-	-	$-	33,324,691	$33,325	$2,892,502	$(2,128,187)	$-	$797,640

Net (Loss)	-	-	-	-	-	-	-	(3,820,882)	-	(3,820,882)

Balance, December 31, 2008	-	$-	-	$-	33,324,691	$33,325	$2,892,502	$(5,949,069)	$-	$(3,023,242)

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED STATEMENT OF TEMPORARY STOCKHOLDERS' EQUITY  (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional	Additional	Additional
					paid-in	paid-in	paid-in
	Preferred Stock-Series A		Preferred Stock-Series B		Capital	Capital	Capital	Prepaid
	Shares	Amount	Shares	Amount	Warrants	Options	Preferred Stock	Services	Total

Balance, January 1, 2007	-	$-	-	$-	$-	$-	$-	$-	$-

Transfer from Liability	5,274,152	5,274	2,811,000	2,811	843,272	-	2,916,173	-	3,767,530

Balances, December 31, 2007	5,274,152	$5,274	2,811,000	$2,811	$843,272	$-	$2,916,173	$-	$3,767,530

Stock Based Compensation						4,417,917		-	4,417,917

Balances, December 31, 2008	5,274,152	$5,274	2,811,000	$2,811	$843,272	$4,417,917	$2,916,173	$-	$8,185,447

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,820,882)	$771,105

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	80,063	78,711
Stock Based Compensation	4,417,917	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(36,572)	(52,754)
Decrease (increase) in inventory	(706,915)	(376,149)
Decrease (increase) in prepaid expenses	(39,693)	62,926
Decrease (increase) in security deposits	(12,000)	117,000
Decrease (increase) in prepaid income taxes	(98,616)	-

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(354,096)	(861,433)
Increase (decrease) in income taxes payable	(363,356)	328,517
Increase (decrease) in redeemable warrants	-	(50,000)
Total adjustments	2,886,732	(753,182)

Net cash provided by (used in) operating activities	(934,150)	17,923

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(4,116)	(17,774)

Net cash (used in) investing activities	(4,116)	(17,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payment) of convertible note payable	(1,000,000)	-
Proceeds (payment) of S/T loan payable Greater Bay	(387,466)	387,466
Proceeds (payment) from loan payable IDC Bank	2,722,506	-
Proceeds (payment) on subordinated note	(375,000)	(300,000)

Net cash provided by financing activities	960,040	87,466

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,774	87,615

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,709	67,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$176,483	$154,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$211,575	$250,686
Income taxes paid	$460,584	$1,255,398

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of options for stock based compensation	$4,417,917	$-

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications.  The Company maintains a large inventory of more than 6,400 SKUs comprised of more than 21 million parts of premium quality, brand name nut products.  Management believes that the Company's demonstrated ability to immediately fulfill a high percentage (approximately 50 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace.  The Company sells its products pursuant to written purchase orders it receives from its customers.  All products are shipped via common carrier.

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

Allowance for doubtful accounts was $0 for December 31, 2008 and 2007, respectively.

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at December 31, 2008. The Company has not established a valuation allowance for inventory.  For the period ending January 1-December 31, 2008, the Company had $148,750.33 in inventory which became over five years without sale during the period and has been reduced to zero value. For the period ending January 1-December 31, 2007, the Company had $130,625 in inventory which became over five years without sale during the period and has been reduced to zero value.

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

** Shorter of life or lease term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (Continued)

The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted.  Such evaluation is based principally on the expected utilization of the long-lived assets.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006 goodwill is recognized at $2,221,744.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company tests for impairment on an annual basis.  The Company has determined that no impairment is needed at December 31, 2008.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 48 percent of our total sales.  No other customer accounted for greater than 10 percent of our total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

2. Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

The implementation of this pronouncement had no impact on the Company’s financial position or results of operations and Management believes this will have no material impact on Company’s financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).  The implementation of this pronouncement had no impact on the Company’s financial position or results of operations and Management believes this will have no material impact on Company’s financial condition and results of operations.

2. Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company is reviewing the impact of SFAS but believes that, at the least, it will add to the expense of certain acquisitions and may adversely affect the perceived performance of the Company subsequent to a combination compared to present practice and could impact relationships with acquired companies.  SFAS 141R is effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of non-controlling interests and establishes this line item as an element of stockholders’ equity, separate from the parent’s equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is reviewing the provisions of SFAS No. 160, which is effective for the Company January 1, 2009.  The Company does not presently have any “non-controlling interests” and consequently this new accounting standard will not presently have an impact on the Company’s financial statements and is not anticipated to have a future impact.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective the first quarter of fiscal 2010.  The Company is reviewing the provisions of SFAS No. 161. The Company does not currently have any such instruments or engage in such activities, and consequently does not anticipate that this new accounting standard will have an impact on the Company’s Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The effective date of SFAS No. 162 has not yet been determined.  The implementation of this standard will not have a material impact on the Company’s Financial Statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets . FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan

2. Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company has no such plans and has no present intention of having such plans.  Even if it had such a plan, this pronouncement is only disclosure-related, and it would not have an impact on the financial position and results of operations, but would affect the disclosures within our financial statements.

3. PROPERTY AND EQUIPMENT

	2008	2007

Furniture and fixtures	$2,392	$2,392
Equipment and other	358,300	354,184
Leasehold improvements	6,487	6,487
	367,179	363,063

Less accumated depreciation and amortization	(182,545)	(102,481)

Property and equipment, net	$184,634	$260,582

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Accounts payable	$237,390	525,407
Accrued expenses	15,140	81,220
Total	$252,530	606,627

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013.  The lease has an option for renewal.  The rental rate is $12,400 per month.  The Company can terminate the lease upon six months notice.

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which has a maturity date of April 30, 2009, established a revolving funding facility which allows Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to Eighty (80) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the

5. COMMITMENTS AND CONTINGENCIES ( CONTINUED)

preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent with a minimum of four and one quarter (4.25) per-cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  The Agreement replaced the Company’s existing facility with Greater Bay Business Funding.

6. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Federal	$234,438	$232,163
State	63,458	106,379
City	71,358	117,017
Total Current income tax	$369,254	$455,559

Although the Company has a stockholders' equity deficit of $5,949,069 there are no net operating losses available to be used against taxable income.

7. EARNINGS (LOSS) PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2008 and 2007, the number of common shares was increased by the number of shares issuable upon the exercise of outstanding stock options and warrants and the conversion of Series A and Series B Preferred Stock and, in 2007, the convertible note which was paid off without conversion in 2008.  In July 31, 2007 the conversion ratios of the Series A Preferred stock and the convertible note were adjusted.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2008	2007
Net income (loss) available to
common stockholders used
in basic EPS and diluted EPS	$(3,820,882)	$771,105

Weighted average number of
common shares used in basic EPS	33,324,691	33,324,691

Effect of dilutive securities:
Weighted average number of
Stock options and warrants,
conversion of preferrred shares and note	8,852,096,865	8,965,985,070

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	8,885,421,556	8,999,309,761

7. EARNINGS (LOSS) PER COMMON SHARE AND COMMON EQUIVALENT SHARE (CONTINUED)

Fully diluted calculation as of December 31:	2008	2007

Common Stock	33,324,691	33,324,691

Series A convertible pfd stock (5,274,152 shares outstanding) each converts to 777 shares.	4,098,016,104	4,098,016,104

Series B convertible pfd stock (2,811,000 shares outstanding) each converts to 300 shares; (not convertible until after 150:1 reverse split)	843,300,000	843,300,000

Convertible Note - paid off March 31, 2008	-	862,068,966

Options issued - August 2, 2002	100,000	100,000

Options issued - Februrary 28, 2008	635,005,669	-

Options issued - December 16, 2008	1,950,000	-

Warrants - Eagle	200,000	200,000

Common Stock Purchase Warrant A	1,581,150,000	1,581,150,000

Common Stock Purchase Warrant B	1,581,150,000	1,581,150,000

Fully Diluted	8,774,196,464	8,999,309,761

8. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2008 and 2007 consists of the following:

	2008	2007
$1,000,000 five year convertible unsecured term loan at a rate which was 14% on December 31, 2007, paid off in 2008.	$-	$1,000,000

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (4.25% and 8.25% on December 31, 2008 and 2007).	75,000	450,000

Total debt	75,000	1,450,000

Less current portion	(75,000)	(300,000)

Long-term portion	$-	$1,150,000

8. LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)

Convertible Note

On July 20, 2006, the Company received $1,000,000 in return for issuing a $1,000,000 convertible note due July 20, 2011.  The note had an interest rate of 3% p.a. through December 2, 2006, and 12% p.a. through January 30, 2007, and thereafter to 14% p.a. through maturity.  The note also had a conversion feature.  The note had an original conversion price of $0.002 per share, subject to adjustment for failing to meet specific earnings in 2006 and 2007.  On July 31, 2007, the Company and the note holder agreed to a onetime adjustment of the conversion price to $0.00116 per share.  If the note could have been fully converted, after the adjustment the note could have been converted to 862,068,966 shares.

The note was paid in full without any conversion on March 31, 2008.

Line of Credit

$3,000,000 available to draw revolving funding facility.  Availability of payment of up to eighty (80) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000). Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent, with a minimum of four and one quarter (4.25) percent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of the Company’s assets.  The facility is due as of April 30, 2009.  The Company expects that the facility will be renewed. As of December 31, 2008, $2,722,506 was outstanding and $178,627 was available to draw.  As of December 31, 2007 $387,466 was outstanding, and $302,694 was available to draw under the prior facility.

9. ACQUISITION

On July 20, 2006, the Company acquired all the assets and certain liabilities of Freundlich Supply, a New York corporation which operated as a distributor of fasteners to the aerospace industry.  The purchase price totaled $6,066,930, consisting of the original purchase price of $5,000,000 plus $263,943 working capital adjustment and liabilities assumed of $802,987.  The asset purchase agreement provided that the purchase price would be adjusted to the extent of the Seller’s net working capital (defined as the excess of accounts receivable, inventory and prepaid expenses over accounts payable and accrued expenses) exceeded, or was less than, $2,280,000 at closing.  Net working capital totaled $2,543,943 at closing, and accordingly, the purchase price was increased by $263,943.

The acquisition was recorded by allocating the cost of the assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date.  The excess of the cost of the acquisition over the net of the amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill.

9. ACQUISITION (CONTINUED)

The fair value of the assets and liabilities was determined and the purchase price was allocated as follows:

Accounts receivable	$1,113,686
Inventory	2,521,153
Prepaid expenses	9,946
Deposits	400
Furniture and equipment	200,000
Goodwill	2,221,745
Allocation of Purchase Price	6,066,930

Accounts payable	(779,005)
Accrued expenses	(23,982)
Liabilities Assumed	(802,987)

Total Purchase Price	$5,263,943

The Company acquired the Freundlich Assets in a series of transactions which occurred on the same date.

The events were:

1.	The Company acquired DFAC in a stock for stock transaction

The July 20, 2006 asset purchase of the Freundlich assets were the result of the Company entering into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the shares of Delaware Fastener Acquisition Corp., a Delaware corporation (“DFAC”), in return for 21,000,000 shares of the Company’s common stock and 2,611,000 shares of the Company’s Class B convertible preferred stock.  The Company’s Class B convertible preferred stock automatically converts into post 150:1 reverse split stock in an amount equal to 783,300,000 shares of the Company’s presently existing common stock which would no longer be existing since the conversion cannot occur prior to the 150:1 reverse split discussed below; so it really converts into 5,222,000 shares of the Company’s post 150:1 reverse split common stock.

2.	The Company received financing

The Investors in the Security Purchase Agreement provided the Company financing of $5,750,000.  In return the Company issued (a) a $1 Million convertible note which has subsequently been repaid without conversion; (b) 5,277,778 shares of series A Preferred stock each originally convertible into 450 shares (3 post 150:1 reverse split shares) of the Company’s common stock and presently convertible into 777 shares (5.18 post 150:1 reverse split shares) of the Company’s common stock; (c) 10,541,000 Series A warrants convertible into 1,581,150,000 shares of the Company’s common stock at an original exercise price of .00233 per share which has

9. ACQUISITION (CONTINUED)

2.	The Company received financing (Continued)

been adjusted to .00135 per share (10,541,000 post 150:1 reverse split shares at an original exercise price of $0.35 per share which has been adjusted to $.203 per share) and (d) 10,541,000 Series B warrants convertible into 1,581,150,000 shares of the Company’s common stock at an original exercise price of .004 per share which has been adjusted to .00231 per share (10,541,000 post 150:1 reverse split shares of the Company’s common stock at an original exercise price of $0.60 per share which has been adjusted to $0.347 per share).  Other than standard adjustment terms there are no other adjustment terms for either the Preferred stock or the warrants.  As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company.  The Company then caused its subsidiary, DFAC to carry out the asset purchase agreement as described below.  Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Co., Inc. (“Freundlich”).

The adjusted conversion terms and prices shown above are a result of the Company, on July 31, 2007, negotiating adjustments to fix the conversion ratio or prices for the securities.  The Securities Purchase Agreement required that the ratio or prices be the adjusted by the percentage shortfall of certain pre-tax income milestones to be reached by the Company in years 2006 and 2007.  Due to these contingencies (possible reduction of conversion prices), the Company has reclassified its preferred A stock and warrants as liabilities at the time of issuance.  Upon the fixing of the prices, in 2007, these preferred shares and warrants were reclassified as temporary equity because the Company is not authorized to issue a sufficient number of shares if the preferred A shares were converted to common stock or the warrants were exercised for common stock.

The Securities Purchase Agreement requires the Company to accomplish a 150:1 reverse split of its common stock; originally to have been accomplished by November 2006, this requirement has been extended several times, without additional consideration, and is now to occur by December 15, 2008 (subsequent to the date covered by this report the date has been further extended to December 15, 2009).  In the event the Company does not timely accomplish the 150:1 reverse split it may have to pay a penalty of $287,500 and if it fails to timely file and maintain effective a registration statement it may be liable for liquidated damages which would be 2,100 shares of Series A stock per day it is in violation, up to a maximum of 750,000 shares.

3.	DFAC acquired the assets of Freundlich
Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc., described above (“Freundlich Supply”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich.  The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  The Securities Purchase Agreement requires the Company to accomplish a 150:1 reverse split of its common stock; originally to have been accomplished by November 2006, this requirement has been extended several times, without additional consideration, and is now to occur by December 15, 2008 (subsequent to the date of covered by this report the date has been further extended to December 15, 2009).  (In the event the Company does not timely accomplish the 150:1 reverse split it may have to pay a penalty of $287,500 and if it fails to timely file and maintain effective a registration statement it may be liable for liquidated damages which would be 2,100 shares of Series A stock per day it is in violation, up to a maximum of 750,000 shares.)

10. STOCK OPTIONS

The Company had adopted a stock option plan, which provided for the granting of options to certain officers, directors and key employees of the Company.  Currently, options for 100,000 shares of common stock have been issued under this plan and remain outstanding.  The option price, number of shares and grant date were determined at the discretion of the Company's board of directors.  Grantees vested in the options at the date of the grant.  The exercise price of each option that has been granted under the plan equals 100% of the market price of the Company’s stock on the date of the grant.  Options under this plan vest on the grant date and are exercisable for a period not to exceed 10 years from the option grant date.  Plan options are non-transferable.

During 2008 the Company issued non-plan options to officers and directors of the Company. The option number of shares were in accordance with compensation arrangements agreed to by the Company and approved by its board of directors.  Grantees vested in the options at the date of issuance.  The exercise price of each option that has been granted equals 100% of the market price of the Company’s stock on the date of the grant.  Options under this plan vest on the grant date and are exercisable for a period not to exceed 1 year from the option grant issuance date.

 A summary of the status of the Company’s stock options as of December 31, 2008 and 2007, and changes during the years then ended is presented below:

	2008		2007
	Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	100,000	$0.35	410,000	$0.70

Granted	636,955,669	0.01	-

Exercise	-		-

Forfeited	-		310,000	0.81

Outstanding at end of year	637,055,669	$0.01	100,000	$0.35

Exercisable at end of year	637,055,669		100,000

Weighted average fair value of options granted during the period - none granted	-	$-	-	$-

10. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2008.

Range of exercise prices	Weighted Number outstanding at 12/31/08	Average remaining contractual life	Weighted average exercise price	Number exercisable at 12/31/08

$0.35	100,000	3.58	$0.35	100,000

$0.01	635,005,669	0.16	$0.01	635,005,669

$0.005	1,950,000	0.96	$0.005	1,950,000

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions may materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.  However, for the options granted in 2008, the Company did utilize the model to meet GAAP guidance, even though this does not properly reflect the cost to the Company.

For the 2008 options:

Disclosures required by SFAS 123, Accounting for Stock Based Compensation, are as follows:

Date issued	2/27/2008	12/16/2008

Dividend yield	-	-

Risk free interest rate	3.75%	2.37%

Expected life	1 Year	1 Year

Expected volatility	200.43%	339.00%

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

In connection with the Securities Purchase Agreement of July 20, 2006, (the “SPA”) the Company issued 5 year warrants to purchase 1,581,150,000 shares of the Company’s common stock at $0.002333 per share; and 1,581,150,000 shares of the Company’s common stock at $0.004 per share. On July 31, 2007 the Company and the investors under the SPA agreed to modify the exercise price of the warrants to be $.001353 and $.0023133 respectively.  The Company does not have sufficient authorized shares (only 100,000,000 shares are authorized) to enable full exercise of the warrants.

The Company, in connection with the Securities Purchase Agreement of July 20, 2006, calculated the fair value of the warrants issued using a Black-Scholes valuation model, in which Management considered all the facts and circumstances of this equity instrument and has deemed the use of a Black-Scholes formula to estimate the fair value of the warrants to be appropriate and consistent with the measurement objectives of the accounting standards.

The factors used by the Company in determining fair value were: closing stock price on Yahoo.finance at the date of the issuance ($0.04), the exercise prices ($.00233 and $0.004), the expected life in years (5 years), the historical volatility of 418.05% was determined by observing the stock price on the issue date and the same date of the eleven prior months, and the discount rate utilized was 2.25%.  These factors yielded fair values of $421,636 for each of the warrants issued, a sum of $843,272.

11.  WARRANTS (CONTINUED)

	2008		2007
	Weighted Average Exercise Shares	Price	Weighted Average Exercise Shares	Price

Outstanding at Beginning of year (A)	3,162,500,000	$0.0018	3,162,600,000	$0.0018

Granted	-		-

Exercised	-		-

Expired	-		(100,000)

Outstanding at end of year	3,162,500,000		3,162,500,000

Warrants exercisable at year end	3,162,500,000		3,162,600,000

(A) -Cannot be fully exercised until the Company completes its 150:1 reverse conversion.

12.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its financial statements and disclosures to reflect an effective date of July 20, 2006, for the acquisition of Freundlich Supply Company.  The Company previously reported all financial activity  for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006.  This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370.

Additionally, the Company’s Balance Sheet for 2006 has been revised to reclassify all of the Company’s Series A Preferred Stock and its Warrants issued in connection with the acquisition as Liabilities because they had possible contingent changes to their conversion or exercise prices.  These contingencies were removed by the negotiation of agreement to fix the conversion and exercise prices on July 31, 2007.  Upon the fixing of the prices, in 2007, these preferred shares and warrants were reclassified as temporary equity because the Company is not authorized to issue a sufficient number of shares if the preferred A shares were converted to common stock or the warrants were exercised for common stock.  These changes to the information included in the report have no impact on the Company’s operations or financial status, either at December 31, 2006 or 2007 or subsequently.

