Form 10-Q
period 2009-03-31
Precision Aerospace Components, Inc.
filed 2009-05-14
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [XX] No [  ]

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 - UNAUDITED

ITEM 1.  FINANCIAL STATEMENTS

INDEX

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED):	Pages

Condensed Consolidated Balance Sheets as of March31, 2009 (Unaudited) and
December 31, 2008 (Audited)	2

Condensed Consolidated Statements of Operations for the Three Months
Ended March31, 2009 and 2008(Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2009 and 2008(Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-9

ii

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$143,319	$176,483
Accounts receivable, net	1,067,084	874,124
Inventory, net	4,916,875	4,592,247
Prepaid expenses	66,433	39,693
Prepaid income taxes	39,556	98,616
	6,233,267	5,781,163

PROPERTY AND EQUIPMENT - Net	164,567	184,634

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,644,278	$8,212,241

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$513,747	$252,530
Subordinated note payable-current portion	-	75,000
Loan payable-current portion	2,822,506	2,722,506
	3,336,253	3,050,036

LONG -TERM LIABILITIES	-	-

TOTAL LIABILITIES	3,336,253	3,050,036

TEMPORARY EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811	2,811
Additional paid-in capital - preferred stock	2,916,173	2,916,173
Additional paid-in capital -options	4,417,917	4,417,917
Additional paid-in capital -warrants	843,272	843,272
	8,185,447	8,185,447
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325	33,325
Additional paid-in capital	2,892,502	2,892,502
Accumulated deficit	(5,803,249)	(5,949,069)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,877,422)	(3,023,242)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,644,278	$8,212,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Restated
	2009	2008

REVENUE - SALES	$2,662,424	$3,105,468

TOTAL REVENUE	2,662,424	3,105,468

TOTAL COST OF GOODS SOLD	1,854,472	2,119,254

GROSS PROFIT	807,952	986,214

OPERATING EXPENSES
General and administrative expenses ($3,065,252 noncash compensation for the three months ended March 31, 2008)	4,63,829	3,534,568
Professional Fees	85,948	48,947
Depreciation	20,068	19,861
Total Operating Expenses	569,845	3,603,376

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	238,107	(2,617,162)

OTHER INCOME (EXPENSE)
Interest expense	(22,881)	(95,562)
	(22,881)	(95,562)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	215,226	(2,712,724)

Provision for income taxes	69,406	154,682

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$145,820	$(2,867,406)

NET INCOME (LOSS) PER BASIC SHARES	$0.00	$(0.09)

NET INCOME (LOSS) PER DILUTED SHARES	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,774,196,464	9,227,401,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

		Restated
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$145,820	$(2,867,406)

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	20,068	19,861
Stock Based Compensation	-	3,065,252

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(192,960)	(428,058)
Decrease (increase) in inventory	(324,628)	(418,114)
Decrease (increase) in prepaid expenses	(26,740)	(66,432)
Decrease (increase) in prepaid income taxes	59,060	-

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	261,216	307,974
Increase (decrease) in income taxes payable	-	(397,964)
Total adjustments	(203,984)	2,082,519

Net cash provided by (used in) operating activities	(58,164)	(784,887)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	-	-

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payment) of convertible note payable	-	(1,000,000)
Proceeds (payment) of S/T loan payable Greater Bay	-	(387,466)
Proceeds (payment) from loan payable IDB Bank	100,000	2,722,506
Proceeds (payment) on subordinated note	(75,000)	(150,000)

Net cash provided by financing activities	25,000	1,185,040

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,164)	400,153

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	176,483	154,709

CASH AND CASH EQUIVALENTS - END OF PERIOD	$143,319	$554,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$22,881	$95,562
Income taxes paid	$10,346	$586,408

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of options for stock based compensation	$-	$3,065,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 - UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at March 31, 2009.  For the three months ended March 31, 2009, $30,315 was written off.  For the similar period in 2008, $29,781 was written off.

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

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 - UNAUDITED

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006, goodwill was recognized at $2,221,744.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The Company tests for impairment on an annual basis or based upon facts that may occur.

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 46 percent of the Company’s total sales for the quarter and year ended March 31, 2009.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 - UNAUDITED

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

	March 31, 2009	December 31, 2008

Furniture and fixtures	$2,392	$2,392
Equipment and other	358,300	358,300
Leasehold improvements	6,488	6,487
	367,180	367,179

Less accumated depreciation and amortization	(202,613)	(182,545)

Property and equipment, net	$164,567	$184,634

Depreciation expense for the three months ended March 31, 2009 was $ 20,068.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008

Accounts payable	$487,475	$237,390
Accrued expenses	26,273	15,140
Total	$513,748	$252,530

5. COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space for its operations under a lease which expires July 20, 2013.  The Company has an option to extend the lease.  The present rental rate is $12,400 per month.

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which had a maturity date of January 31, 2009, and has been extended through May 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to eighty (80) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent, but not less than four and one quarter (4.25) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  At March 31, 2009, the Company had the availability to borrow an additional $177,494 under this facility.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 - UNAUDITED

6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of March 31, 2009 and 2008 consists of the following:

	2009	2008
Revolving funding facility. Due 2009 (See note 5).	$2,822,506	$2,722,506

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (6.25 on March 31, 2008).	-	75,000

	$2,822,506	$2,797,506

7. OPTIONS AND AGREEMENTS

On February 27, 2008 the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO, as well as the options awarded in conjunction with the agreement.

The Company used the Black Scholes Model to value the options.  The Company recognized an expense through of $3,065,252  noncash compensation for three months ended March 31, 2008 and  $0 for the 3 months ended March 31, 2009.

8.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its year ended financial statements for the year ended 2006 to reflect an effective date of July 20, 2006, for the acquisition of Freundlich Supply Company.  The Company previously reported all financial activity for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006.   This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370. Additionally there were reclassifications between liabilities, temporary equity and permanent equity.

Additionally, for the period ending March 31, 2008 only, the Company has increased, from $364,910 to $3,065,252 noncash compensation for the three months. This was a reallocation of a portion of the unchanged total noncash compensation amount , $4,378,930; attributable to the entire year.

The net loss per share, based on the restatement went from (.01) to (.09)

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 - UNAUDITED

8.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Originally Filed For the period ended March 31, 2008	Restated For the period ended March 31, 2008

	$8,886,887	$8,700,124
Assets

Liabilities	3,969,026	3,937,108
Temporary Equity	1,216,269	3,916,609
Stockholders' Equity	3,701,592	846,407

Total Liabilities and Stockholders' Equity	$8,886,887	$8,700,124

	Originally Filed For the period ended March 31, 2008	Restated For the Period ended March 31, 2008

REVENUE-SALES	$3,105,468	$3,105,468
COSTS OF GOODS SOLD	2,119,254	2,119,254

GROSS PROFIT	986,214	986,214

OPERATING EXPENSE:	903,034	3,603,376
INCOME (LOSS) FROM OPERATIONS	83,180	(2,617,162)

OTHER INCOME (EXPENSE)	(95,562)	(95,562)
PROVISION FOR INCOME TAXES	154,682	154,682
NET INCOME (LOSS)	$(167,064	$(2,867,406)

Net income (loss) per share, basic	$(0.01)	(0.09)

Net income (loss) per share, diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic	33,324,691	33,324,691

Weighted average number of sahres outstanding diluted	9,227,401,341	9,227,401,341

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-K report for the year ended 2008 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the three months ended March 2009 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

The Company has responded to a comment letter from the SEC which was occasioned by the selection of the Company for a Sarbanes Oxley review of its filings.  To incorporate the suggestions by the SEC and issues which have come to the Company’s attention, the Company is filing the modified financials from its 10-Q for the first quarter of 2008 and has previously re-filed its 10-KSB reports for 2007 and 2006.  The issues do not include any items regarding the day to day operations of the Company for the period subsequent to acquisition of the Freundlich assets, even though they affect the operating results.  In the comparable period in 2008, the issues related to the accounting presentation of the options issued by the Company, which was a non-cash event, although the Company has been required to make this fact less obvious by not showing it as a separate line item, but rather including it within its general and administrative expenses.

Plan of Operation and Discussion of Operations

The Company's operations are presently carried out through its wholly-owned Freundlich Supply Company, Inc. (“Freundlich”) subsidiary.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of more than 6,400 SKUs comprised of more than 21 million parts of premium quality, brand name nut products.  Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (over 55 percent) of customer orders from stock-on-hand provides Freundlich a distinct competitive advantage in the marketplace.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented nearly 46%, of our total sales.  No other customer accounts for more than 10% of our sales.

The Company’s first quarter this year was below that achieved in the same period last year, however our balance sheet position continued to improve.  There has been a noticeable slowdown in fastener industry orders, and the prices for new orders by manufacturers for many raw materials have declined.  The reduction in orders has allowed the manufacturers to reduce their lead times and to make progress reducing their backlog.  This is a rather abrupt turn-around from prior expectations and conditions.  Presumably due to the lead times associated with material procurement, but also perhaps due to the fact that many of the specialized fasteners the Company acquires are produced by duopolies or triopolies, the Company has yet to see the reductions in prices which should have resulted.  Prices have stabilized.  Toward the end of the quarter, the Company experienced a substantially increased flow of goods, many of which had been long delayed.  This has temporarily increased inventory above projected growth, but since substantially all of these goods are being acquired to fulfill orders, the Company believes that the inventory will be returning to normal growth during the immediate future.  However, as manufacturers further reduce their lead times, which in some cases are still significantly longer than are required for product fabrication, increased deliveries and shipments are expected.  After a very weak January, the Company’s new order book strengthened in February and March.  Slightly longer term, until the inflation the Company anticipates occurs, the inventory investment pressures which have afflicted the Company in the recent past will abate, thereby improving the discretionary cash flow available to the Company.  The Company has been able to substantially improve communications with its vendors so that it now has much higher confidence regarding its ability to provide good information concerning deliveries; this enables the Company, on an improving basis, to provide the level of customer service we would like to provide.

The Company’s consolidated revenues decreased nearly 15% in the quarter to $2,662,424 from $3,105,468 in the comparable period last year.  This was the result of a combination of both a historically strong first quarter last year combined with a particularly weak January and early February this year.

The Company’s gross profit of $807,952 is about 18% less than the gross profit of $986,214 for the same period last year.  This gross profit is approximately 30% percent of revenues as opposed to nearly 32% for the same period last year.  This reduction in margin was anticipated as the prior higher margins were the result of the use of older inventory which was obtained at lower prices as well as reduced margins on older government contracts due to higher costs of goods which are not fully recouped through the price increases allowed in the contracts.  We anticipate that margins will trend slightly lower in coming quarters due more to competitive pressures in a weaker market than to price of goods increases.

The Company showed an improvement in both its net income (loss) before taxes and interest number and net income applicable to common shares (“profit”) numbers shown, $238,107 and $145,820 respectively, for the quarter compared to ($2,617,162) and ($2,867,406) for the same period last year.  This improvement is due to the requirement imposed on the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) that the Company not clearly differentiate between expenses and non cash option expenses.  The Company is concerned that this required presentation may be misleading.  To provide a better perspective regarding ongoing operations, the Company is presenting in this paragraph only the non-GAAP measure of financials without the non cash stock based option compensation expense of $3,065,252 included in the expenses for the period last year.  Using the non- GAAP numbers, for the quarter last year, the Company would have shown a net income before taxes and interest of $448,090 and a profit of $197,846 after interest and taxes.  The Company utilized the Black Scholes option pricing model which is commonly and widely used to determine the non-cash option expense amount.  The recognition of this expense did not have an impact on cash flows, although it does affect the income statement and balance sheet for financial reporting purposes.  The Internal Revenue Service does not allow any portion of this non-cash expense to be utilized as a deduction to income for income tax purposes.  This non-cash expense amount does not get reversed or taken into income now that the options have expired unexercised.  The decrease in pre tax and interest income for this quarter is due to the decreased Gross Profit as well as increased professional fees (nearly $86,000 versus approximately $49,000 to provide a response to the SEC when they selected the Company for a random Sarbanes Oxley review).  As a result of its refinancing at lower rates, the Company reduced its interest expenses for the quarter by over $70,000 ($22,881 this year versus $95,562 last year).

The Company incurred substantially lower interest expenses of $22,881 for the quarter, compared to $95,562 for the same period last year.  The decrease for the quarter was mainly due to the Company having replaced Freundlich’s previously existing $1,000,000 credit facility on March 6, 2008 with a $3,000,000 credit facility, having a lower variable rate of interest (Prime plus 1% versus Prime plus 4%) and utilizing $1,000,000 of the new facility to pay off the Company’s previously existing convertible debt (without conversion or penalty) on March 31, 2008; the paid off debt had a substantially higher rate of interest (14%); additionally, the prime rate which is the basis of measurement for the Company’s variable rate debt, declined year over year.  The Company has also been paying down the principal of its subordinated secured loan, which had an interest rate of Prime plus 1% on the outstanding balance, thereby reducing the associated payments; and paid off the loan in February 2009.

These actions will decrease the future interest payments required to be made by the Company.  Additionally they have caused the debt liabilities on the Company’s balance sheet to all be short term, since the line of credit needs to be renewed within the year, presently by May 31, 2009.  The Company expects that the line will be renewed.

At the close of the quarter, the Company had $177,494 available to draw under the credit facility.  At the close of the same quarter last year, the Company had $277,494 available to draw under the credit facility.

The Company’s cash and equivalents at the end of the quarter, $143,319, were more than $30,000 less than the $176,4839 at the end of last year although they are over $410,000 lower than the $554,862 at March 31, 2008.  This cash has been realigned as debt has been refinanced and substantial deliveries, requiring payment prior to receipt of funds generated by their sale, were received during the quarter.

The Company’s accounts receivable at the end of the quarter were $1,067,084 which is almost $200,000 more than the $874,124 at the end of last year although it is almost $200,000 less than the $1,265,610 at March 31, 2008.  The Company has not experienced any unusual collection problems and the high receivable number at March 31 reflected both a higher pace of activity in the later part of the first quarter as well as a large outstanding amount due from the Government which was delayed pending approvals and has been collected.

The Company’s inventory totaled $4,916,875 at the end of the quarter.  Inventory had been $4,592,247 at year end 2008, bringing the total investment in inventory for the quarter to nearly $325,000.  This is an investment of nearly $600,000 over the amount at the end of the same quarter last year, since the inventory stood at $4,303,446 at March 31, 2008.  As can be seen from these figures, the pace of delivery, as reflected in the inventory, is uneven.  Part of the increase is due to the price increases in goods, but a portion of the increase in the most recent quarter is the increased deliveries partially resulting from an increased pace of deliveries of overdue orders and reduced lead times.  The Company anticipates that inventories will stabilize as some of the recent deliveries are shipped, prices of new orders stabilize or are reduced and shorter lead times as well as the potential for reductions in producer prices lead to reductions in the size and timing of replacement orders.  There still may be some acceleration in deliveries as lead times continue to decline.  The Company still has almost the amount of its inventory on backorder to better enable it to meet the needs of its customers.

The Company’s accounts payable and accrued expenses totaled $513,747 at the end of the quarter.  This is an increase of over $260,000 from the $252,530 at the end of last year.  It was a decrease of over $400,000 from the $914,601 at March 31, 2008.  The accounts payable portion, $487,475, was increased by over $250,000 from the $237,390 at the end of last year; but reduced by over $380,000 from $867,723 at March 31, 2008.  The, accrued expenses portion, $26,273, was increased by over $10,000 from the $15,140 at the end of last year; reduced by approximately $20,000 from $46,878 at March 31, 2008.  The Company has used available cash above its desired safety level to take advantage of discounts with certain of its suppliers, which, at present interest rates, provides it a savings in preference to paying down the balance on its line of credit.  The Company is usually in a position to take advantage of the discounts offered.  The increased payables result directly from the increased deliveries of supplies in the first quarter.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company’s net assets (total assets less total liabilities) at the end of the quarter, $5,308,025, were nearly $150,000 greater than the $5,162,205 at the end of last year.  This continues the growth in net assets and is a growth of nearly $550,000 from the $4,763,016 on March 31, 2008.  This reflects the continued strong operations of the Company.

The Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2009 and the present cash flow from the activities of Freundlich and its financing facility is sufficient to meet the Company’s cash requirements, assuming it receives inventory in orderly fashion as has been the case; however, additional financing will be necessary to more rapidly increase operations and expand operations.

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.  Freundlich does not presently anticipate making further hires; however, it is possible that one or two staff members may be added should business activity warrant it.  Presently many Company level activities are either outsourced or handled at the Freundlich level.

The Company has reached agreement with its investors in its financing of July 20, 2006, further extending the date by which the Company is required to file a registration statement effecting a 150:1 reverse split through December 15, 2009.  The Company and the affected investors agree that it is in the best interests of the Company that the deferral continues.

As a result of the Company having been randomly selected for a Sarbanes Oxley review by the SEC, the Company has restated its year ended financial statements for the year ended 2006 to reflect an effective date of July 20, 2006, for the acquisition of Freundlich Supply Company.  The Company previously reported all financial activity for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006.   This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370. Additionally there were reclassifications between liabilities, temporary equity and permanent equity.

Additionally, for the period ending March 31, 2008 only, the Company has increased, from $364,910 to $3,065,252 noncash compensation for the three months. This was a reallocation of a portion of the unchanged total noncash compensation amount, $4,378,930; attributable to the entire year.

The net loss per share, based on the restatement went from (.01) to (.09)

	Originally Filed For the period ended March 31, 2008	Restated For the period ended March 31, 2008

	$8,886,887	$8,700,124
Assets

Liabilities	3,969,026	3,937,108
Temporary Equity	1,216,269	3,916,609
Stockholders' Equity	3,701,592	846,407

Total Liabilities and Stockholders' Equity	$8,886,887	$8,700,124

	Originally Filed For the period ended March 31, 2008	Restated For the Period ended March 31, 2008

REVENUE-SALES	$3,105,468	$3,105,468
COSTS OF GOODS SOLD	2,119,254	2,119,254

GROSS PROFIT	986,214	986,214

OPERATING EXPENSE:	903,034	3,603,376
INCOME (LOSS) FROM OPERATIONS	83,180	(2,617,162)

OTHER INCOME (EXPENSE)	(95,562)	(95,562)
PROVISION FOR INCOME TAXES	154,682	154,682
NET INCOME (LOSS)	$(167,064	$(2,867,406)

Net income (loss) per share, basic	$(0.01)	(0.09)

Net income (loss) per share, diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic	33,324,691	33,324,691

Weighted average number of sahres outstanding diluted	9,227,401,341	9,227,401,341

Critical Accounting Policies

The Company considers the accounting policies related to revenue and related cost recognition, the valuation of inventory, the valuation of goodwill, and transactions related to our debt and equity financing activity, to be critical to the understanding of our results of operations.  For a more detailed discussion of the Company’s critical accounting policies, please see the Company’s consolidated financial statements and accompanying notes.  Critical accounting policies include the areas where the Company has made what it considers to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact the Company’s financial results under different assumptions and conditions.  The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles.  As such, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available.  These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented.  Actual results could be different from these estimates.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4 & 4T CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

In addition, the Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last evaluation, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting.  The Company concluded that our internal controls over financial reporting are effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Dated: May 14, 2009	PRECISION AEROSPACE
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