Form 10-Q
period 2009-06-30
Precision Aerospace Components, Inc.
filed 2009-08-13
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — (Unaudited)	4

	Condensed Consolidated Statements of Income (Loss)— (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 and 4T	Controls and Procedures	16

PART II OTHER INFORMATION
Item 6.	Exhibits	17

Signatures		17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(UNAUDITED)

INDEX

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED):	Pages

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and
December 31, 2008 (Audited)	4

Condensed Consolidated Statements of Operations for the Six and Three Months
Ended June 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2009 and 2008 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-11

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$170,219	$176,483
Accounts receivable, net	897,948	874,124
Inventory, net	5,040,622	4,592,247
Prepaid expenses	57,520	39,693
Prepaid income taxes	6,002	98,616
	6,172,311	5,781,163

PROPERTY AND EQUIPMENT - Net	151,205	184,634

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,569,960	$8,212,241

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$331,540	$252,530
Subordinated note payable-current portion	-	75,000
Loan payable-current portion	2,797,506	2,722,506
Income taxes payable	15,757	-
	3,144,803	3,050,036

TOTAL LIABILITIES	3,144,803	3,050,036

TEMPORARY EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811	2,811
Additional paid-in capital - preferred stock	2,916,173	2,916,173
Additional paid-in capital -options	4,417,917	4,417,917
Additional paid-in capital -warrants	843,272	843,272
	8,185,447	8,185,447
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325	33,325
Additional paid-in capital	2,892,502	2,892,502
Retained earnings (deficit)	(5,686,117)	(5,949,069)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,760,290)	(3,023,242)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,569,960	$8,212,241

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months ended June 30,			Three Months ended June 30,

	2009	2008		2009	2008

REVENUE - SALES	$5,464,438		$5,837,280	$2,802,014		$2,731,812

TOTAL REVENUE	5,464,438		5,837,280	2,802,014		2,731,812

TOTAL COST OF GOODS SOLD	3,878,334		3,942,917	2,023,862		1,823,663

GROSS PROFIT	1,586,104		1,894,363	778,152		908,149

OPERATING EXPENSES
General and administrative expenses ($3,853,462 and $788,210 noncash compensation for the six and three months ended June 30, 2008)	956,208		4,791,149	492,379		1,256,581
Professional Fees	151,033		164,410	65,085		115,463
Depreciation	40,310		39,928	20,242		20,067
Total Expenses	1,147,551		4,995,487	577,706		1,392,111

INCOME (LOSS) BEFORE OTHER (EXPENSE)	438,553		(3,101,124)	200,446		(483,962)

OTHER INCOME (EXPENSE)
Interest expense	(61,820)		(125,644)	(38,939)		(30,082)
	(61,820)		(125,644)	(38,939)		(30,082)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	376,733		(3,226,768)	161,507		(514,044)

Provision for income taxes	113,781		273,317	44,375		118,635

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$262,952		$(3,500,085)	$117,132		$(632,679)

NET INCOME (LOSS) PER BASIC SHARES	$0.01		$(0.11)	$0.00		$(0.02)

NET INCOME (LOSS) PER DILUTED SHARES	$-	$	**	$-	$	**

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691		33,324,691	33,324,691		33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,139,190,795		8,999,978,902	8,339,164,955		8,772,556,464

** - Outstanding instruments to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$262,952	$(3,500,085)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	40,310	39,928
Stock Based Compensation	-	3,853,462

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(23,824)	(147,547)
Decrease (increase) in inventory	(448,375)	(507,995)
Decrease (increase) in prepaid expenses	(17,827)	(57,519)
Decrease (increase) in prepaid income taxes	92,614	-

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	79,009	(99,310)
Increase (decrease) in income taxes payable	15,757	(344,675)
Total adjustments	(262,336)	2,736,344

Net cash provided by (used in) operating activities	616	(763,741)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(6,880)	(4,116)

Net cash (used in) investing activities	(6,880)	(4,116)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payment) of convertible note payable	-	(1,000,000)
(Payment) of S/T loan payable Greater Bay	-	(387,466)
Proceeds from issuance of short term loan payable- IDB	100,000	2,722,506
(Payment) from issuance of short term loan payable - IDB	(25,000)	-
(Payment) of principle of subordinated note payable	(75,000)	(225,000)

Net cash provided by financing activities	-	1,110,040

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,264)	342,183

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	176,483	154,709

CASH AND CASH EQUIVALENTS - END OF PERIOD	$170,219	$496,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$61,820	$125,644
Income taxes paid	$20,397	$651,753

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:
Issuance of options for stock based compensation	$-	$3,853,462

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at June 30, 2009.  For the 6 months ended June 30, 2009, $108,996 was written off.  For the similar period in 2008, $83,502 was written off.

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
JUNE 30, 2009 AND 2008
(UNAUDITED)

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 53.6 percent of the Company’s total sales for the quarter ended June 30, 2009 and 49.8 percent for the year to date.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(UNAUDITED)

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

	June 30, 2009	December 31, 2008

Furniture and fixtures	$2,392	$2,392
Equipment and other	365,181	358,300
Leasehold improvements	6,487	6,487
	374,060	367,179

Less accumated depreciation and amortization	(222,855)	(182,545)

Property and equipment, net	$151,205	$184,634

Depreciation expense for the six months ended June 30, 2009 was $ 40,310.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008

Accounts payable	$305,267	$237,390
Accrued expenses	26,273	15,140
Total	$331,540	$252,530

5. COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space for its operations under a lease which expires July 20, 2013.  The Company has an option to extend the lease.  The present rental rate is $12,400 per month.

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement has been extended through August 31, 2009, and the Company has been informed by the Bank that it will be renewed for a full term.  The Agreement establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to eighty (80) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent, but not less than four and one quarter (4.25) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  At June 30, 2009, the Company had the availability to borrow an additional $202,494 under this facility.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(UNAUDITED)

6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of June 30, 2009 and December 31, 2008 consists of the following:

	2009	2008

Revolving funding facility. Due 2009 (See note 5).	$2,797,506	$2,722,506

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (6.25 on March 31, 2008).	-	75,000

	$2,797,506	$2,797,506

7. OPTIONS AND AGREEMENTS

On February 27, 2008 the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO, as well as the options awarded in conjunction with the agreement.

The Company used the Black Scholes Model to value the options.  The Company recognized an expense of $3,853,462 noncash compensation for six months ended June 30, 2008 and $0 for the 6 months ended June 30, 2009.

8. FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(UNAUDITED)

8. FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of June 30, 2009:

9.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its yearend financial statements for the yearend 2006 to reflect an effective date of July 20, 2006, for the acquisition of the assets to Freundlich Supply Company.  The Company previously reported all financial activity for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006.   This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370 with a tax liability overstatement of $66,527. Additionally there were reclassifications between liabilities, temporary equity and permanent equity. This restatement affected the Company’s financial statements for the period ended June 30, 2008.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the six months ended June 2009 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

The Company is responding to a comment letter from the SEC which was occasioned by the selection of the Company for a Sarbanes Oxley review of its filings.  To incorporate the suggestions by the SEC and issues which have come to the Company’s attention, the Company is filing the modified financials from its 10-Q for the second quarter of 2008.  The issues do not include any items regarding the day to day operations of the Company for the period subsequent to acquisition of the Freundlich assets, even though they affect the operating results.  In the comparable period in 2008, the issues related to the accounting presentation of the options issued by the Company, which was a non-cash event, although the Company has been required to make this fact less obvious by not showing it as a separate line item, but rather including it within its general and administrative expenses.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of more than 6,500 SKUs comprised of more than 22 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented nearly 53.6%, of our total sales, for the year to date sales to the Department of Defense represented nearly 49.8%, of our total sales.  No other customer accounts for more than 10% of our sales.

The Company’s second quarter this year was below that achieved in the same period last year; however our balance sheet position continued to improve.  There has been no recovery in the slowdown in fastener industry orders.  The reduction in orders has allowed the manufacturers to reduce their lead times and to make continued progress reducing their backlog.  Apparently, due to the fact that many of the specialized fasteners the Company acquires are produced by duopolies or triopolies, the Company has yet to see reductions in prices which should have resulted from reductions in the cost of raw materials utilized to fabricate the products.  Prices have substantially stabilized.  The Company has continued to experience an increased flow of goods, both as a result of delayed orders being finally received as well as more recent orders being received earlier than anticipated.  This has increased inventory above projected growth for the year to date.  Certain lead times are still significantly longer than are required for product fabrication, as these times are reduced increased deliveries are expected.  However, there has been a reduction in the total value of shipments which fall in this category.  Overall inventory growth for the quarter continued at the pace expected, but starting from the higher level of the prior quarter.  The Company believes that inventory growth will slow going forward, because there has been substantial delivery of backorders as well as because there has been a reduction in recent re-orders to accommodate market conditions.  Until the inflation which the Company is anticipating occurs, the inventory investment pressures which have afflicted the Company in the recent past will abate, thereby improving the discretionary cash flow available to the Company.  The Company has been able to substantially improve communications with its vendors so that it now has much higher confidence regarding its ability to provide good information concerning deliveries; this enables the Company, on an improving basis, to provide the level of customer service we would like to provide.

The Company’s consolidated revenues increased nearly 3% in the quarter to $2,802,014 from $2,731,812 in the comparable period last year and decreased over 6% in the year to date to $5,464,438 from $5,837,280 in the comparable period last year.  This was the result of a combination of both a historically strong first quarter last year combined with a particularly weak January and early February this year.

The Company’s gross profit of $778,152 is 14% less than the gross profit of $908,149 for the same 3 month period last year.  This gross profit is nearly 28% percent of revenues as opposed to approximately 33% for the same period last year and the gross profit of $1,586,104 is about 16% less than the gross profit of $1,894,363 for the year to date period last year.  This gross profit is approximately 29% percent of revenues as opposed to nearly 33% for the same period last year.  The reduction in margin was anticipated as the prior higher margins were the result of both reduced margins on older government contracts due to higher costs of goods which are not fully recouped through the price increases allowed in the contracts and the use of older inventory which was obtained at lower prices as well as present market conditions which are resulting in more aggressive pricing.  We anticipate that margins will trend slightly lower in coming quarters due more to competitive pressures in a weaker market than to price of goods increases.

The Company showed an improvement in both its net income before taxes and interest expense and net income applicable to common shares (“profit”) numbers shown both for the three month period $200,446 and $117,132 versus losses last year of ($483,962) and ($632,679), respectively, for the three month period and $438,553 and $262,952 respectively, for the year to date, versus losses of ($3,101,124) and ($3,500,085), respectively, for the same period last year.  This improvement is mainly due to the requirement imposed on the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) that the Company not clearly differentiate between expenses and non cash option expenses.  The Company is concerned that this required presentation may be misleading.  The non cash option expenses included in the expenses for last year were $788,120 for the three month period and $3,853,462 for the entire year to date period last year.  The Company utilized the Black Scholes option pricing model which is commonly and widely used to determine the non-cash option expense amount.  The recognition of this expense did not have an impact on cash flows, although it does affect the income statement and balance sheet for financial reporting purposes.  The Internal Revenue Service does not allow any portion of this non-cash expense to be utilized as a deduction to income for income tax purposes.  This non-cash expense amount does not get reversed or taken into income now that the options have expired unexercised.

Although the Company incurred slightly higher interest expenses of $38, 939 for the three months compared to $30,082 for the period last year, for the year to date interest expenses have been reduced by over $60,000; $61,820 this year, compared to $125,644 for the same period last year.  The decrease for the period was mainly due to the Company having replaced Freundlich’s previously existing $1,000,000 credit facility on March 6, 2008 with a $3,000,000 credit facility, having a lower variable rate of interest (Prime plus 1% versus Prime plus 4%) and utilizing $1,000,000 of the new facility to pay off the Company’s previously existing convertible debt (without conversion or penalty) on March 31, 2008; the paid off debt had a substantially higher rate of interest (14%); additionally, the prime rate which is the basis of measurement for the Company’s variable rate debt, declined year over year.  The Company has also paid off, in February 2009, its subordinated secured loan, which had an interest rate of Prime plus 1% on the outstanding balance.

These actions will decrease the future interest payments required to be made by the Company.  Additionally they have caused the debt liabilities on the Company’s balance sheet to all be short term, since the line of credit needs to be renewed within the year, presently by August 31, 2009.  The Company expects that the line will be renewed.

At the close of the period, the Company had $202,494 available to draw under the credit facility.  At the close of the same period last year, the Company had $178,627 available to draw under the credit facility.

The Company’s cash and equivalents at the end of the period, $170,219 were more than $6,000 less than the $176,483 at the end of last year.  This cash has been realigned as debt has been refinanced and substantial deliveries, requiring payment prior to receipt of funds generated by their sale, were received during the quarter.

The Company’s inventory totaled $5,040,622 at the end of the period.  Inventory had been $4,592,247 at year end 2008, bringing the total investment in inventory for the period to nearly $450,000.  Part of the increase is due to the price increases in goods, but a portion of the increase is the increased deliveries resulting from an increased pace of deliveries of overdue orders and reduced lead times.  The Company anticipates that inventories will stabilize as some of the recent deliveries are shipped, prices of new orders stabilize or are reduced and shorter lead times as well as the potential for reductions in producer prices lead to reductions in the size and timing of replacement orders.  There still may be some acceleration in deliveries as lead times continue to decline and older orders finally arrive.

The Company’s accounts payable and accrued expenses totaled $331,540 at the end of the period.  This is an increase of nearly $80,000 from the $252,530 at the end of last year.  The accounts payable portion, $305,267 was increased by over $67,000 from the $237,390 at the end of last year.  The, accrued expenses portion, $26,273, was increased by over $10,000 from the $15,140 at the end of last year.  The Company has used available cash above its desired safety level to take advantage of discounts with certain of its suppliers, which, at present interest rates, provides it a savings in preference to paying down the balance on its line of credit.  The Company is usually in a position to take advantage of the discounts offered.  The increased payables result directly from the increased deliveries of supplies in the first quarter.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company’s net assets (total assets less total liabilities) at the end of the period, $5,425,157, were nearly $263,000 greater than the $5,162,205 at the end of last year.  This continues the Company’s growth in net assets.

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

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.  Freundlich may make an additional hire to improve business operations.  Presently many Company level activities are either outsourced or handled at the Freundlich level.

The Company has reached agreement with its investors in its financing of July 20, 2006, further extending the date by which the Company is required to file a registration statement effecting a 150:1 reverse split through December 15, 2009.  The Company and the affected investors agree that it is in the best interests of the Company that the deferral continues.

The Company has restated its yearend financial statements for the yearend 2006 to reflect an effective date of July 20, 2006, for the acquisition of the assets of Freundlich Supply Company.  The Company previously reported all financial activity for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006.  This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370 with a tax liability overstatement of $66,527. Additionally there were reclassifications between liabilities, temporary equity and permanent equity.  This restatement affected the Company’s financial statements for the period ended June 30, 2008.

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

Dated: August 13, 2009	PRECISION AEROSPACE
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