Form 10-K/A
period 2007-12-31
Precision Aerospace Components, Inc.
filed 2009-10-21
CIK 936446

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K/A

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ XX ].

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2007:  $176,694

Shares of common stock outstanding at January 31, 2007:  33,324,691

EXPLANATORY STATEMENT

Purpose of this Amended Annual Report on Form 10-KSB/A

The Company is restating its financial statements and disclosures to reflect an effective date of July 20, 2006, for the acquisition of Freundlich Supply Company.  The Company previously reported all financial activity  for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006. This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370.  As a result of these adjustments to the 2006 financial statements, the Company is also restating its financial statements and related disclosures for the year ended December 31, 2007.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the restated financial statements in this Report.

A change has been made to the Balance Sheet regarding the Company’s series A Preferred Stock and Warrants which were issued in connection with the acquisition.  In 2007, upon the fixing of exchange or conversion prices for these securities, which had been classified as Liabilities because they had possible contingent changes to their conversion or exercise prices, these preferred shares and warrants were classified as temporary equity because the Company is not authorized to issue a sufficient number of shares if the preferred A shares were converted to common stock or the warrants were exercised for common stock.  These changes to the information included in the report have no impact on the Company’s operations or financial status.

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-K/A that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks herein occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our convertible note, series A and B convertible preferred stock and our warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock. Presently the Company does not have sufficient shares of common stock to fully convert the shares or exercise the warrants

The Company entered into a Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger (the “Investors”) pursuant to which the Investors purchased and as of Dec 31, 2007 held: (a) the Company’s convertible promissory note in the principal amount of $1,000,000. The note, upon full conversion, is convertible into 862,068,900 shares of the Company’s common stock (the conversion price is $0.00116 per share) (this Note has subsequently been paid off without conversion); (b) 5,274,152 shares of the Company’s series A convertible preferred stock (the “series A preferred stock”) which, are convertible into 4,098,016,050 shares of the Company’s common stock; (c) warrants to purchase 1,581,150,000 shares of the Company’s common stock at $0.00135 per share; and (d) 1,581,150,000 shares of the Company’s common stock at $0.00231 per share..

Additionally, all 2,811,000 shares of the Company’s series B convertible preferred stock convert into 843,300,000 common shares, however these shares cannot be converted until the stock reverse split described below.

The Securities Purchase Agreement provides that the Company will have filed a restated certificate of incorporation that will (i) change the authorized capital stock to 10,000,000 shares of preferred stock and 90,000,000 shares of common stock and (ii) effect a one-for-150 reverse split of the common stock.  The number of Total Shares, upon full conversion of all Investor securities which could be converted to common stock of the Company without giving effect to the reverse split, would be 8,999,009,550 shares.  The Company presently has an authorized common stock limit of 100,000,000 shares.  As a result, the Investors will not have the ability to convert the note or series A preferred stock or exercise the warrants in full unless the reverse split is effected.  The Investors have agreed to extend that the date of the reverse split to May 1, 2008 (subsequently further extended to December 15, 2009).  If the reverse split is not effective on or prior to May 1, 2008 (now December 15, 2009), the Company is required to pay the investors liquidated damages in an amount equal to 5% of the investment made by the investors, which would be $287,500 and if it fails to timely file and maintain effective a registration statement it may be liable for liquidated damages which would be 2,100 shares of Series A stock per day it is in violation, up to a maximum of 750,000 shares.

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

	PRICES
	HIGH	LOW
2006
First Quarter	$0.14	$0.03
Second Quarter	$0.06	$0.01
Third Quarter	$0.11	$0.0001
Fourth Quarter	$0.05	$0.011

2007
First Quarter	$0.03	$0.007
Second Quarter	$0.09	$0.023
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.035	$0.008

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value. As of February 29, 2008, there were 78 holders of record of the Company's common stock and 33,324,691 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of February 29, 2008, there were 2 holders of record and 5,274,152 shares of series A convertible preferred stock outstanding, each of which is convertible into 777 shares of the Company’s common stock and there were 5 holders of record and 2,811,000 shares of series B convertible preferred stock outstanding each of which would be convertible into 300 shares of the Company’s common stock.  (These shares convert automatically upon the reverse split described herein into 2 shares of the new common.)

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

Additionally, the Company’s Balance Sheet for 2006 has been revised to classify all of the Company’s Series A Preferred Stock and its Warrants issued in connection with the acquisition as Liabilities because they had possible contingent changes to their conversion or exercise prices.  These contingencies were removed by the negotiation of agreement to fix the conversion and exercise prices on July 31, 2007.  Upon the fixing of the prices, in 2007, these preferred shares and warrants were classified as temporary equity because the Company is not authorized to issue a sufficient number of shares if the preferred A shares were converted to common stock or the warrants were exercised for common stock.  These changes to the information included in the report have no impact on the Company’s operations or financial status, either at December 31, 2006 or 2007.

For 12/31/2007		Originally Filed For the year ended December 31, 2007		Restated For the year ended December 31, 2007
Assets	$	7,593,989	$	7,372,619
Liabilities		2,873,976		2,807,449
Temporary Equity		851,357		3,767,530
Stockholders' Equity		3,868,656		797,640
Total Liabilities and Stockholders' Equity	$	7,593,989	$	7,372,619

		Originally Filed For the year ended December 31, 2007		Restated For the year ended December 31, 2007
REVENUE -SALES	$	8,961,990	$	8,961,990
COST OF GOODS SOLD		5,627,081		5,627,081
GROSS PROFIT		3,334,909		3,334,909
OPERATING EXPENSES:		1,878,458		1,878,458
GAIN FROM OPERATIONS		1,456,451		1,456,451
OTHER INCOME (EXPENSE)		(229,787)		(229,787)
PROVISION FOR INCOME TAXES		455,559		455,559
NET INCOME	$	771,105	$	771,105
Net income per share, basic	$	0.02	$	0.02
Net income per share, diluted	$	0.00	$	0.00
Weighted average number of shares outstanding basic		33,324,691		33,324,691
Weighted average number of shares outstanding diluted		8,999,309,761		8,999,309,761

For 12/31/06

	Originally Filed For the year ended December 31, 2006		Restated For the year ended December 31, 2006	
Assets	$	7,318,333	$	7,096,963
Liabilities		3,369,425		7,070,428
Temporary Equity		851,357		-
Stockholders' Equity		3,097,551		26,535
Total Liabilities and Stockholders' Equity	$	7,318,333	$	7,096,963

	Originally Filed For the year ended December 31, 2006		Restated For the year ended December 31, 2006	
REVENUE -SALES	$	4,951,927	$	4,216,252
COST OF GOODS SOLD		3,156,837		2,642,532
GROSS PROFIT		1,795,090		1,573,720
OPERATING EXPENSES:		1,410,812		1,410,812
GAIN FROM OPERATIONS		384,278		162,908
OTHER INCOME (EXPENSE)		(49,427)		(49,427)
PROVISION FOR INCOME TAXES		101,366		34,839
NET INCOME	$	233,485	$	78,642
Net income per share, basic	$	0.01	$	0.00
Net income per share, diluted	$	0.00	$	0.00
Weighted average number of shares outstanding basic		36,265,493		36,265,493
Weighted average number of shares outstanding diluted		3,149,310,735		3,149,310,735

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

The Company’s overall liability exposure was reduced by $4,262,979 (from $7,070,428 in 2006 to $2,807,449 in 2007) while our overall assets grew by $275,656 (from $7,096,963 in 2006 to $7,372,619 in 2007) – an overall improvement in stockholders’ equity of $771,105, from our annual sales of nearly $9,000,000.  When looking at our retained deficit it must be remembered that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $2,997,934 which could not be used to offset future taxes.

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

The Company made an additional investment in our inventory of more than $375,000 (from $3,509,183 in 2006 to $3,885,332 in 2007).  This is necessary not only to meet customer demand, but also to replenish stocks at new, higher prices.  This required investment, which is made with after tax dollars, diverts our scarce cash resources from other uses which could expand our business.  It is one example of the insidious way that higher taxes adversely affect businesses.  The Company has considered alternatives that could reduce the tax burden, but has determined that at the present time there is not an acceptable alternative.  For example, the Company is concerned that relocating Freundlich from the New York City area (where it bears among the highest tax rates in the country) would deprive it of its long standing and excellent staff.  The Company will explore possible actions to reduce the overall impact of the taxes on its operations without harming those operations.  The costs of materials in the fastener industry, and the lead-times for delivery, both continue to increase.  This has required more astute management of inventory ordering-even if the face of extreme uncertainty regarding actual deliveries.  Additionally, it continues to result in the need to make additional inventory investment.

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

The present cash flow from the activities of Freundlich and the line of credit is sufficient to meet the Company’s cash requirements, subject to the foregoing discussion regarding expansion.  At year end 2007 there was $302,694 available under the Greater Bay line of credit.

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

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which has a maturity date of January 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to Seventy-five (75) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  The Agreement replaced the Company’s existing facility with Greater Bay Business Funding. .

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

The following areas are of particular importance to the Company’s operations and available cash flow:

Inventory- The prices for replacement inventory have and continue to escalate.  Additionally the lead times for delivery continue to escalate, at times exceeding 78 weeks.  With few, insignificant, exceptions, none of its products in inventory have any shelf life limitations and, assuming eventual utilization, their value, from a replacement perspective meet or exceed their initial acquisition cost.  Demand for individual products extends for long durations and the Company’s business is characterized by the either immediate availability or near term availability of a product being crucial to its sale. Sales of a particular product may occur at irregular intervals.  Consequently the Company continues to invest in a substantial inventory and to recognize a product as being no longer in demand, if a sale does not occur within five year period.  Although the product is, at the end of the five year period, reduced to a zero cost basis, it may remain in the Company’s inventory and available for sale at a later time

Allowance for doubtful accounts- In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

Income Taxes- In the preparation of consolidated financial statements, the Company estimates income taxes based on the existing regulatory structures. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters. The Company’s tax returns are subject to audit and local taxing authorities that could challenge the company’s tax positions. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

ITEM 8A. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about February 20, 2008, and again on August 26, 2009, for the period ended December 31, 2007.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level described below as of the period covered by this 10-KSB as of their initial evaluation.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable level of assurance as of the time of the re-evaluation.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures were ineffective at this reasonable assurance level as of the period covered by this 10-KSB as of their initial evaluation.  The Company believes that it has rectified its disclosure controls and procedures as of the time of the re-evaluation which took place so that management believes that they are now effective at this reasonable assurance level.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting on or about February 20, 2008, and again on August 26, 2009, for the period ended December 31, 2007.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting were ineffective at the reasonable level of assurance described below as of the period covered by this Form 10-KSB when initially evaluated.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company assessed its internal control system as of December 31, 2007 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company believes that, as of December 31, 2007, its system of internal control over financial reporting was ineffective when initially evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting were ineffective at this reasonable level of assurance as of the period covered by this Form 10-KSB when initially evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the re-evaluation.
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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer, and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2007, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert Moyer President, CEO and Director (1)	2007	$ $	8,654	0	0		$0	0	$0	(2)	$8,654

Andrew Prince President, CEO and Director	2007		$142,769	0	0	$0	0	0	$0	(2)	$142,769

(1) Robert Moyer ceased serving in his positions as President and CEO on January 18, 2007 and was replaced by Andrew Prince.

(2) Messrs. Moyer (until his departure) and Prince (upon replacing Mr. Moyer) served as directors of the Company, but without compensation for their director services.  Mr. Prince had, until the time he replaced Mr. Moyer, served as a paid director of the Company.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Adler	$9000						$9,000
Alex Kreger	$7,000						$7,000
Chris Phillips	$3,000						$3,000
Andrew Prince	$4,500						$4,500
David Walters	$10,000						$10,000

Non-employee Directors of the Company are paid $2,500 per meeting for board meeting attendance in person and $1,500 per meeting for board meeting attendance by phone and $1,500 per meeting for each committee meeting.  To conserve cash, certain director’s payments were not made when earned in 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: October 2, 2009	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	October 2, 2009
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	October 2, 2009
Alexander Kreger

/s/ Robert Adler	Director	October 2, 2009
Robert Adler

/s/ Chris Philips	Director	October 2, 2009
Chris Philips

/s/ David Walters	Director	October 2, 2009
David Walters

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Barron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.7	Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.8	Amendment to Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.9	Guaranty between Greater Bay Business Funding and Freundlich Supply Company, Inc. and Precision Aerospace Components, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.10	Loan and Security Agreement as of March 6, 2008, by and among Freundlich Supply Company, Inc. (borrower) Precision Aerospace Components, Inc. (guarantor) and Israel Discount Bank of New York (lender)

31.1	Certification By Chief Executive Officer/Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

CONSOLIDATED FINANCIAL STATEMENTS:	Pages

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of December 31, 2007	4

Consolidated Statements of Income for the Years Ended
December 31, 2007 and 2006	5

Consolidated Statement of Stockholders’ Equity for the Years
Ended December 31, 2007 and 2006	6

Consolidated Statement of Temporary Equity for the Years
Ended December 31, 2007 and 2006	7

Consolidated Statement of Cash Flows for the Years
Ended December 31, 2007 and 2006	8

Notes to Consolidated Financial Statements	9 – 24

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Precision Aerospace Components, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the accompanying financial statements have been restated.

 /s/  BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 24, 2008 (January 14, 2009 as to the effects of the restatement discussed in Note 13)

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
	(restated)	(restated)
CURRENT ASSETS
Cash and cash equivalents	$154,709	$67,094
Accounts receivable, net	837,552	784,798
Inventory, net	3,885,332	3,509,183
Prepaid expenses	-	62,926
	4,877,593	4,424,001

PROPERTY AND EQUIPMENT - Net	260,582	321,518

OTHER ASSETS
Deposits	12,700	129,700
Goodwill	2,221,744	2,221,744
	2,234,444	2,351,444

TOTAL ASSETS	$7,372,619	$7,096,963

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$606,627	$1,468,059
Subordinated note payable-current portion	300,000	300,000
Line of credit	387,466	-
Income taxes payable	363,356	34,839
Preferred stock subject to redemption	-	2,924,258
Warrant liability	-	893,272
	1,657,449	5,620,428

LONG -TERM LIABILITIES
Subordinated note payable-long term portion	150,000	450,000
Convertible note payable	1,000,000	1,000,000
TOTAL LIABILITIES	2,807,449	7,070,428

TEMPORARY EQUITY

Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274	-
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811	-
Additional paid-in capital - preferred stock	2,916,173	-
Additional paid-in capital -warrants	843,272	-
	3,767,530	-
STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	-	-
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325	33,325
Additional paid-in capital	2,892,502	2,892,502
Retained earnings (deficit)	(2,128,187)	(2,899,292)
TOTAL STOCKHOLDERS' EQUITY	797,640	26,535

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$7,372,619	$7,096,963

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		(restated)
	2007	2006

REVENUE	$8,961,990	$4,216,252

COSTS OF GOODS SOLD	5,627,081	2,642,532

GROSS PROFIT	3,334,909	1,573,720

OPERATING EXPENSES
General and administrative expenses	1,581,604	1,255,197
Professional fees	218,143	131,845
Depreciation	78,711	23,770
Total Expenses	1,878,458	1,410,812

INCOME BEFORE OTHER INCOME (EXPENSE)	1,456,451	162,908

OTHER INCOME (EXPENSE)
Expiration of warrants	50,000	-
Interest income	899	2,934
Interest expense	(250,686)	(52,361)
Loss on abandonment-deposit	(30,000)	-
	(229,787)	(49,427)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,226,664	113,481

Provision for income taxes	455,559	34,839

NET INCOME APPLICABLE TO COMMON SHARES	$771,105	$78,642

NET INCOME PER BASIC SHARES	$0.02	$0.00

NET INCOME PER DILUTED SHARES	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691	36,265,493

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,999,309,761	6,913,003,091

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							(restated)
	(restated)	(restated)	(restated)	(restated)			Additional	(restated)
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		paid-in	Accumulated	Treasury	(restated)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance, January 1, 2006	-	$-	-	$-	39,677,966	$39,678	$2,906,589	(2,977,934)	$(17,833)	$(49,500)

Stock conversion	-	-	2,611,000	2,611	(8,000,000)	(8,000)	5,389	-	-	-

Treasury Stock	-	-	-	-	15,025	15	(17,848)	-	17,833	-

Issuance of preferred stock	5,277,778	5,278	200,000	200	-	-	3,759,445	-	-	3,764,923

Conversion of preferred stock to common stock	(3,626)	(4)	-	-	1,631,700	1,632	(1,628)	-	-	-

Transfer to Liability	(5,274,152)	(5,274)	(2,811,000)	(2,811)	-	-	(3,759,445)	-	-	(3,767,530)

Net Income	-	-	-	-	-	-	-	78,642	-	78,642

Balance, December 31, 2006	-	-	-	-	33,324,691	33,325	2,892,502	(2,899,292)	-	26,535

Net Income	-	-	-	-	-	-	-	771,105	-	771,105

Balance, December 31, 2007	-	-	-	-	33,324,691	33,325	2,892,502	(2,128,187)	-	797,640

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED STATEMENT OF TEMPORARY STOCKHOLDERS' EQUITY (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional	Additional
					paid-in	paid-in
	Preferred Stock-Series A		Preferred Stock-Series B		Capital	Capital
	Shares	Amount	Shares	Amount	Warrants	Preferred Stock	Total
Balance, January 1, 2006	-	$-	-	$-	$-	$-	$-

Balances, December 31, 2006	-	$-	-	$-	$-	$-	$-

Transfer from Liability	5,274,152	$5,274	2,811,000	$2,811	$843,272	$2,916,173	$3,767,530

Balances, December 31, 2007	5,274,152	$5,274	2,811,000	$2,811	$843,272	$2,916,173	$3,767,530

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
(FORMERLY JORDAN 1 HOLDINGS COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	(restated)	(restated)
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$771,105	$78,642

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	78,711	23,770

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(52,754)	328,888
(Increase) in inventory	(376,149)	(988,030)
Decrease (increase) in prepaid expenses and other assets	62,926	(52,980)
Decrease (increase) in security deposits	117,000	(129,300)

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(861,433)	665,072
Increase in income taxes payable	328,517	34,839
Decrease in redeemable warrants	(50,000)	-
Total adjustments	(753,182)	(117,741)

Net cash provided by (used in) operating activities	17,923	(39,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(17,774)	(145,288)
Acquistion of Freundlich Supply Co. Inc.	-	(5,263,942)

Net cash (used in) investing activities	(17,774)	(5,409,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	4,750,000
Proceeds from convertible note	-	1,000,000
Retirement of Common stock	-	(550,000)
Expenses associated with the sale of common stock	-	(435,077)
Proceeds from issuance of short term loan payable - Greater Bay	387,466	-
Proceeds (payment) of principal of subordinated note payable	(300,000)	750,000

Net cash provided by financing activities	87,466	5,514,923

INCREASE IN CASH AND CASH EQUIVALENTS	87,615	66,594

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	67,094	500

CASH AND CASH EQUIVALENTS - END OF YEAR	$154,709	$67,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$250,686	$49,427
Income taxes paid	$125,398	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006 goodwill was recognized at $2,221,744.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company tests for impairment on an annual basis.  The Company has determined that no impairment is needed at December 31, 2007.

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

3. PROPERTY AND EQUIPMENT

	2007	2006

Furniture and fixtures	$2,392	$2,392
Equipment and other	354,184	336,409
Leasehold improvements	6,487	6,487
	363,063	345,288

Less accumated depreciation and amortization	(102,481)	(23,770)

Property and equipment, net	$260,582	$321,518

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2007 and 2006 consist of the following:

	2007	2006
Accounts payable	$525,407	1,251,878
Accrued expenses	81,220	216,181
Total	$606,627	1,468,059

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

6. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Current:

Federal	$232,163	$29,613
State	106,379	5,226
City	117,017	-
Total Current income tax	455,559	34,839

Although the Company has a stockholders equity deficit of $2,128,187 there are no net operating losses available to be used against taxable income.

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

	December 31,
	2007	2006
Net income available to		(restated)
common stockholders used
in basic EPS and diluted EPS	$771,105	$78,642

Weighted average number of
common shares used in basic EPS	33,324,691	36,265,493

Effect of dilutive securities:
Stock options and warrants,
conversion of preferrred shares and note	8,965,985,070	6,876,737,598

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	$8,999,309,761	$6,913,003,091

Fully diluted calculation as of December 31:	2007	2006

Common Stock	33,324,691	33,324,691

Series A convertible pfd stock (5,274,152 shares outstanding )	4,098,016,104	2,373,368,400
in 2007 each converts to 777 shares; in 2006 each converts to 450 shares

Series B convertible pfd stock (2,811,000 shares outstanding)	843,300,000	843,300,000
each converts to 300 shares; not convertible until after 150:1 reverse split

Convertible Note	862,068,966	500,000,000

Options	100,000	410,000

Warrants	200,000	300,000
Common Stock Purchase Warrant A	1,581,150,000	1,581,150,000
Common Stock Purchase Warrant B	1,581,150,000	1,581,150,000

Fully Diluted	8,999,309,761	6,913,003,091

8. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2007 and 2006 consists of the following:

	2007	2006
$1,000,000 five year convertible unsecured term loan at a rate which was 14% and 12% on December 31, 2007 and 2006. Due 2011.	$1,000,000	$1,000,000

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (8.25% and 9.25% on December 31, 2007 and 2006).	450,000	750,000

Total debt	1,450,000	1,750,000

Less current portion	300,000	300,000

Long-term portion	$1,150,000	$1,450,000

Future principal payments on long-term debt for the next 5 years are as follows:

2008	$300,000
2009	150,000
2010	-
2011	1,000,000
2012 and thereafter	-

$1,450,000
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

Line of Credit

$1,000,000 available to draw revolving invoice credit facility.  Availability of payment of up to eighty (80) per-cent of eligible accounts. The balance is secured by a first lien position on all of Freundlich’s assets at a variable rate of Prime plus 4% (11.25% on December 31, 2007). The facility is due as of March 13, 2008.  As of December 31, 2007 and 2006, $387,466 and $0 was outstanding.  The line was replaced in March, 2008.

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
The fair value of the assets and liabilities was determined and the purchase price was allocated as follows:

Accounts receivable	$1,113,686
Inventory	2,521,153
Prepaid expenses	9,946
Deposits	400
Furniture and equipment	200,000
Goodwill	2,221,745
Allocation of Purchase Price	6,066,930

Accounts payable	(779,005)
Accrued expenses	(23,982)
Liabilities Assumed	(802,987)

Net Purchase Price	$5,263,943

The Company acquired the Freundlich Assets in a series of transactions which occurred on the same date.

The events were:

1.	The Company acquired DFAC in a stock for stock transaction

The July 20, 2006 asset purchase of the Freundlich assets were the result of the Company entering into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the shares of Delaware Fastener Acquisition Corp., a Delaware corporation (“DFAC”), in return for 21,000,000 shares of the Company’s common stock and 2,611,000 shares of the Company’s Class B convertible preferred stock.  The Company’s Class B convertible preferred stock automatically converts into post 150:1 reverse split common stock in an amount equal to 783,300,000 shares of the Company’s presently existing common stock which would no longer be existing since the conversion cannot occur prior to the 150:1 reverse split discussed below. (At the time of the reverse split and not before, the Company’s Class B convertible preferred stock will convert to 5,222,000 shares of the Company’s post 150:1 reverse split common stock.)

2.	The Company received financing

The Investors in the Security Purchase Agreement provided the Company financing of $5,750,000.  In return the Company issued (a) a $1 Million convertible note which has subsequently been repaid without conversion; (b) 5,277,778 shares of series A Preferred stock each originally convertible into 450 shares (3 post 150:1 reverse split shares) of the Company’s common stock and presently convertible into 777 shares (5.18 post 150:1 reverse split shares) of the Company’s common stock; (c) 10,541,000 Series A warrants convertible into 1,581,150,000 shares of the Company’s common stock at an original exercise price of .00233 per share which has been adjusted to .00135 per share (10,541,000 post 150:1 reverse split shares at an original exercise price of $0.35 per share which has been adjusted to $.203 per share) and (d) 10,541,000 Series B warrants convertible into 1,581,150,000 shares of the Company’s common stock at an original exercise price of .004 per share which has been adjusted to .00231 per share (10,541,000 post 150:1 reverse split shares of the Company’s common stock at an original exercise price of $0.60 per share which has been adjusted to $0.347 per share).  Other than standard adjustment terms there are no other adjustment terms for either the Preferred stock or the warrants.  At the date of the financing the Company’s shares, according to MarketWatch.com traded at $0.0001 per share.  As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company.  The Company then caused its subsidiary, DFAC to carry out the asset purchase agreement as described below.  Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Co., Inc. (“Freundlich”).

The adjusted conversion terms and prices shown above are a result of the Company, on July 31, 2007, negotiating adjustments to fix the conversion ratio or prices for the securities.  While there are no reported prices on Marketwatch.com on the date of the adjustment, the reported price on the prior day was $0.04.  The Securities Purchase Agreement required that the ratio or prices be the adjusted by the percentage shortfall of certain pre-tax income milestones to be reached by the Company in years 2006 and 2007.  Due to these contingencies (possible reduction of conversion prices), the Company’s preferred A stock and warrants were, for GAAP accounting, liabilities at the time of issuance.  Upon the fixing of the prices, in 2007, these preferred shares and warrants were classified as temporary equity because the Company is not authorized to issue a sufficient number of shares if the preferred A shares were converted to common stock or the warrants were exercised for common stock.  No benefit on conversion was recognized as the conversion price of the stock was at or greater than market value on the day immediately before the conversion price was fixed and this was the last reported quote, there being no quote on the date of the fixing of the conversion price.

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

	2007		2006
	Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	410,000	$0.70	410,000	$0.70

Granted	-		-

Exercise	-		-

Forfeited	310,000	0.81	-

Outstanding at end of year	100,000	$0.35	410,000	$0.70

Exercisable at end of year	100,000		410,000

Weighted average fair value of options granted during the period - none granted	-	$-	-	$-

10. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2007.

	Weighted
Range of exercise prices	Number outstanding at 12/31/07	Average remaining contractual life	Weighted average exercise price	Number exercisable at 12/31/07

$0.35	100,000	$4.58	$0.35	100,000

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

In connection with the Securities Purchase Agreement of July 20, 2006, (the “SPA”) the Company issued 5 year warrants to purchase 1,581,150,000 shares of the Company’s common stock at $0.002333 per share; and 1,581,150,000 shares of the Company’s common stock at $0.004 per share..At issuance the warrants exercise prices would have been adjusted downward if specified earnings were not achieved.  On July 31, 2007 the Company and the investors under the SPA agreed to eliminate the price adjustment feature (the Company having missed the 1st year target and enroute to missing the 2nd year) and modify the exercise price of the warrants to be fixed at $.001353 and $.0023133 respectively.  Upon the renegotiation of the exercise price, the variable nature of the exercise price was eliminated.  Consequently, the warrants could be treated in the way that the investing public normally views warrants – as a form of equity and not as a liability-since the variables were removed.  The Company does not have sufficient authorized shares (only 100,000,000 shares are authorized) to enable full exercise of the warrants.

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

11.  WARRANTS (CONTINUED)

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

	2007		2006
	Weighted Average Exercise Shares	Price	Weighted Average Exercise Shares	Price

Outstanding at Beginning of year	3,162,600,000	$0.00183	300,000	$1.61

Granted (A)	-		3,162,300,000	0.0032

Exercise	-		-

Expired	(100,000)		-

Outstanding at end of year	3,162,500,000		3,162,600,000

Warrants exercisable at year end	3,162,500,000		3,162,600,000

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

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Successor Agreement”).  The Successor Agreement, which has a maturity date of January 31, 2009, establishes a revolving funding facility which will allow Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to Seventy-five (75) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently

12.  SUBSEQUENT EVENTS (CONTINUED)

that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1) per cent or LIBOR plus three and three quarters (3.75) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

22

24