Form 10-K/A
period 2008-12-31
Precision Aerospace Components, Inc.
filed 2009-10-21
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark one)

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

PART I

INTRODUCTORY NOTE

PURPOSE OF THIS AMENDED ANNUAL REPORT ON FORM 10-K/A

The Company is restating it's financial statements and disclosures to expand certain Company disclosures. These changes to the information included in the report have no impact on the Company's operations or financial status.

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

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value.  As of February 13, 2009, there were 78 holders of record of the Company's common stock and 33,324,691 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of February 13, 2009, there were 2 holders of record and 5,274,152 shares of series A convertible preferred stock outstanding, each of which is convertible into 777 shares of the Company’s common stock and there were 5 holders of record and 2,811,000 shares of series B convertible preferred stock outstanding each of which would be convertible into 300 shares of the Company’s common stock.  (These shares convert automatically upon the reverse split described herein into 2 shares of the Company’s post split common stock.)

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

When looking at the Company’s accumulated deficit of $5,949,069, the reader should be aware that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $2,997,934 which could not be used to offset future taxes, and this year was required to incur a $4,417,917 non cash option charge, so more than $7,400,000 of non cash reductions have been brought to that deficit., which would otherwise be positive during the Company’s two and a half years of operations as presently constituted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUTANTANTS ON (SIC) ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about February 23, 2009, and again on August 26, 2009, for the period ended December 31, 2008.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level described below as of the period covered by this 10-K as of their initial evaluation.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable level of assurance as of the time of the re-evaluation.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures, since they had resulted in an incomplete disclosure regarding the Company’s internal controls over financial reporting, were ineffective at this reasonable assurance level as of the period covered by this 10-K as of their initial evaluation.  The Company believes that it has rectified its disclosure controls and procedures as of the time of the re-evaluation so that they are now effective at this reasonable assurance level.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.
(B) Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting on or about February 23, 2009, and again on August 26, 2009, for the period ended December 31, 2008.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting were ineffective at the reasonable level of assurance described below as of the period covered by this Form 10-K when initially evaluated.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company assessed its internal control system as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company believes that, as of December 31, 2008, its system of internal control over financial reporting was ineffective when initially evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting, because they had resulted in an incomplete disclosure, were ineffective at this reasonable level of assurance as of the period covered by this Form 10-K when initially evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the re-evaluation.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer,and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2008, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation

Andrew Prince President, CEO and Director(1)	2008	$200,000	$36,999	$-	$4,349,968	$-	$-	$-

(1)	Mr. Prince serves as a director of the Company, but without compensation for his director services.
(2)	Mr. Prince is to have a7% ownership interest in the company based on fully diluted shares outstanding as of January 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options exercise ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards. Number of shares or units and other rights that have not vested (#)

Andrew Prince	630,805,669	-	-	0.01	Feb 27 2009

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensaton Earnings	All Other Compensation	Total
Robert Adler	$10,000	$-	-	$-	$-	$-	$10,000

Alex Kreger	$10,000	$-	-	$-	$-	$-	$10,000

Chris Phillips	$6,000	$-	-	$-	$-	$-	$6,000

Donald Barger	$5,000	$-	-	$-	$-	$-	$5,000

David Walters	$8,000	$-	-	$-	$-	$-	$8,000

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

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Richard Kreger 134 Lords Highway Weston, CT 06883	69,111,309	(2)	69.1%	69.1%

Alex Kreger	15,042,000		15.0%	15.0%	Executive Chairman & Director

BGRS 12333 Fairy Hill Road Rydal, PA 19046	3,150,000		3.2%	3.2%

Aimee Brooks 12 Graham Terrace Montclair, NJ 07042	1,722,000		1.7%	1.7%

Robert Adler	1,350,000		1.4%	1.4%	Director

Chris Phillips	1,350,000		1.4%	1.4%	Director Secretary

Andrew Prince	66,675,309	(3)	66.7%	66.7%	Director President and CEO

David Walters	1,350,000		1.4%	1.4%	Director

Donald Barger	750,000		0.8%	0.8%	Director

Directors and Executive Officers as a Group	86,517,309		86.5%	86.5%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2)
Includes all shares of Common Stock, up to the maximum presently authorized shares of Company common stock issuable, upon conversion of either convertible preferred series A stock of Series A or Series B warrants held by Mr. Richard Kreger.  Were sufficient shares of Company common stock available, and all warrants and conversion of preferred series A possible, a total of 592,486,771 shares could be held by Mr. Kreger.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Listed in the Exhibit Index on page 27 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Date: October 2, 2009	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008		2007

REVENUE - SALES		$11,414,687	$8,961,990

TOTAL REVENUE		11,414,687	8,961,990

TOTAL COST OF GOODS SOLD		7,888,205	5,627,081

GROSS PROFIT		3,526,482	3,334,909

OPERATING EXPENSES
General and administrative expenses ($4,417,917 noncash compensation for year ended December 31, 2008)		6,332,498	1,581,604
Professional Fees		353,974	218,143
Depreciation		80,063	78,711
Total Operating Expenses		6,766,535	1,878,458

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)		(3,240,053)	1,456,451

OTHER INCOME (EXPENSE)
Expiration of warrants		-	50,000
Interest income		-	899
Interest expense		(211,575)	(250,686)
Loss on abandonment-deposit		-	(30,000)
		(211,575)	(229,787)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES		(3,451,628)	1,226,664

Provision for income taxes		369,254	455,559

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES		$(3,820,882)	$771,105

NET INCOME (LOSS) PER BASIC SHARES		$(0.11)	$0.02

NET INCOME (LOSS) PER DILUTED SHARES	$	**	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING		33,324,691	33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING		8,885,421,556	8,999,309,761

** Calculation of diluted EPS not presented, since inclusion of outstanding instruments to purchase stock would be antidilutive

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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
CONSOLIDATED STATEMENT OF TEMPORARY STOCKHOLDERS' EQUITY
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

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,820,882)	$771,105

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	80,063	78,711
Stock Based Compensation	4,417,917	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(36,572)	(52,754)
Decrease (increase) in inventory	(706,915)	(376,149)
Decrease (increase) in prepaid expenses	(39,693)	62,926
Decrease (increase) in security deposits	(12,000)	117,000
Decrease (increase) in prepaid income taxes	(98,616)	-

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(354,096)	(861,433)
Increase (decrease) in income taxes payable	(363,356)	328,517
Increase (decrease) in redeemable warrants	-	(50,000)
Total adjustments	2,886,732	(753,182)

Net cash provided by (used in) operating activities	(934,150)	17,923

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(4,116)	(17,774)

Net cash (used in) investing activities	(4,116)	(17,774)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payment) of convertible note payable	(1,000,000)	-
Proceeds (payment) of S/T loan payable Greater Bay	(387,466)	387,466
Proceeds from loan payable IDC Bank	2,722,506	-
(Payment) on subordinated note	(375,000)	(300,000)

Net cash provided by financing activities	960,040	87,466

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,774	87,615

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,709	67,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$176,483	$154,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$211,575	$250,686
Income taxes paid	$460,584	$1,255,398

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of options for stock based compensation	$4,417,917	$-

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

Income Taxes

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The only temporary book to tax differences are depreciation and the amortization of financing fees, and the summation of these amounts for 2008 and 2007 were in management's judgment, immaterial to the financial statements on both an annual and cumulative basis, and so deferred tax assets or liabilities were not recorded.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for

2. Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that began after September 15, 2006.  The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan

2. Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company has no such plans and has no present intention of having such plans.  Even if it had such a plan, this pronouncement is only disclosure-related, and it would not have an impact on the financial position and results of operations, but would affect the disclosures within our financial statements.

3. PROPERTY AND EQUIPMENT

	2008	2007

Furniture and fixtures	$2,392	$2,392
Equipment and other	358,300	354,184
Leasehold improvements	6,487	6,487
	367,179	363,063

Less accumated depreciation and amortization	(182,545)	(102,481)

Property and equipment, net	$184,634	$260,582

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Accounts payable	$237,390	$525,407
Accrued expenses	15,140	81,220
Total	$252,530	$606,627

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013.  The lease has an option for renewal.  The rental rate is $12,400 per month.  The Company can terminate the lease upon six months notice.

On March 6, 2008, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement, which has a maturity date of April 30, 2009, established a revolving funding facility which allows Freundlich to receive up to three (3) million dollars.  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to Eighty (80) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The only temporary book to tax differences are depreciation and the amortization of financing fees, and the summation of these amounts for 2008 and 2007 were in management's judgment, immaterial to the financial statements on both an annual and cumulative basis, and so deferred tax assets or liabilities were not recorded.

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

The computation of diluted EPS for 2008 is not presented because inclusion of outstanding instruments to purchase stock would be antidilutive.  Dilutive securities are presented for information purposes only.

	December 31,
	2008	2007
Net income (loss) available to
common stockholders used
in basic EPS and diluted EPS	$(3,820,882)	$771,105

Weighted average number of
common shares used in basic EPS	33,324,691	33,324,691

Effect of dilutive securities:
Weighted average number of
Stock options and warrants,
conversion of preferrred shares and note	8,852,096,865	8,965,985,070

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	8,885,421,556	8,999,309,761

7. EARNINGS (LOSS) PER COMMON SHARE AND COMMON EQUIVALENT SHARE (CONTINUED)

Fully diluted calculation as of December 31:	2008	2007

Common Stock	33,324,691	33,324,691

Series A convertible pfd stock (5,274,152 shares outstanding) each converts to 777 shares.	4,098,016,104	4,098,016,104

Series B convertible pfd stock (2,811,000 shares outstanding) each converts to 300 shares;	843,300,000	843,300,000
(not convertible until after 150:1 reverse split)

Convertible Note - paid off March 31, 2008	-	862,068,966

Options issued - August 2, 2002	100,000	100,000

Options issued - Februrary 28, 2008	635,005,669	-

Options issued - December 16, 2008	1,950,000	-

Warrants - Eagle	200,000	200,000

Common Stock Purchase Warrant A	1,581,150,000	1,581,150,000

Common Stock Purchase Warrant B	1,581,150,000	1,581,150,000

Fully Diluted	8,774,196,464	8,999,309,761

8. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2008 and 2007 consists of the following:

	2008	2007
$1,000,000 five year convertible unsecured term loan at a rate which was 14% on December 31, 2007, paid off in 2008.	$-	$1,000,000

$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (4.25% and 8.25% on December 31, 2008 and 2007).	75,000	450,000

Total debt	75,000	1,450,000

Less current portion	(75,000)	(300,000)

Long-term portion	$-	$1,150,000

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

9. ACQUISITION (CONTINUED)

2.	The Company received financing (Continued)

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

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions may materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.  However, for the options granted in 2008, the Company did utilize the model to meet GAAP guidance.

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

In connection with the Securities Purchase Agreement of July 20, 2006, (the “SPA”) the Company issued 5 year warrants to purchase 1,581,150,000 shares of the Company’s common stock at $0.002333 per share; and 1,581,150,000 shares of the Company’s common stock at $0.004 per share..At issuance the warrants exercise prices would have been adjusted downward if specified earnings were not achieved.  On July 31, 2007 the Company and the investors under the SPA agreed to eliminate the price adjustment feature (the Company having missed the 1st year target and enroute to missing the 2nd year) and modify the exercise price of the warrants to be fixed at $.001353 and $.0023133 respectively.  Upon the renegotiation of the exercise price, the variable nature of the excercised price was eliminated.  Consequently, the warrants could be treated in the way that the investing public normally views warrants-as a form of equity and not as a liability-since the variables were removed. The Company does not have sufficient authorized shares (only 100,000,000 shares are authorized) to enable full exercise of the warrants.

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

11.  WARRANTS (CONTINUED)

	2008		2007
	Weighted Average Exercise Shares	Price	Weighted Average Exercise Shares	Price

Outstanding at Beginning of year (A)	3,162,500,000	$0.00183	3,162,600,000	$0.00183

Granted	-		-

Exercise	-		-

Expired	-		(100,000)

Outstanding at end of year	3,162,500,000		3,162,500,000

Warrants exercisable at year end	3,162,500,000		3,162,600,000
 (A) -Cannot be fully exercised until the Company completes its 150:1 reverse conversion.

