Form 10-Q
period 2009-09-30
Precision Aerospace Components, Inc.
filed 2009-11-12
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Number of shares outstanding of the Registrant's common stock as of November 1, 2009:  33,324,691

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$185,634	$176,483
Accounts receivable, net	1,016,223	874,124
Inventory, net	5,167,594	4,592,247
Prepaid expenses	14,854	39,693
Prepaid income taxes	-	98,616
	6,384,305	5,781,163

PROPERTY AND EQUIPMENT - Net	140,759	184,634

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,771,508	$8,212,241

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$375,452	$252,530
Subordinated note payable-current portion	-	75,000
Loan payable-current portion	2,797,506	2,722,506
Income taxes payable	74,664	-
	3,247,622	3,050,036

TOTAL LIABILITIES	3,247,622	3,050,036

TEMPORARY EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	5,274	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	2,811	2,811
Additional paid-in capital - preferred stock	2,916,173	2,916,173
Additional paid-in capital -options	4,417,917	4,417,917
Additional paid-in capital -warrants	843,272	843,272
	8,185,447	8,185,447
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized	-	-
5,274,152 shares issued and outstanding
Preferred Stock B $.001 par value; 2,900,000 shares authorized	-	-
2,811,000 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized
33,324,691 shares issued and outstanding	33,325	33,325
Additional paid-in capital	2,892,502	2,892,502
Retained earnings (deficit)	(5,587,388)	(5,949,069)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,661,561)	(3,023,242)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,771,508	$8,212,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months ended September 30,			Three Months ended September 30,

	2009	2008		2009	2008

REVENUE - SALES	$7,826,999		$8,601,266	$2,362,561		$2,763,986

TOTAL REVENUE	7,826,999		8,601,266	2,362,561		2,763,986

TOTAL COST OF GOODS SOLD	5,464,927		5,883,410	1,586,593		1,940,493

GROSS PROFIT	2,362,072		2,717,856	775,968		823,493

OPERATING EXPENSES
General and administrative expenses ($4,378,930 and $525,468 noncash compensation for the nine and three months ended September 30, 2008)	1,406,809		5,789,633	450,601		998,484
Professional Fees	222,659		223,841	71,626		59,431
Depreciation	60,642		59,996	20,332		20,068
Total Expenses	1,690,110		6,073,470	542,559		1,077,983

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	671,962		(3,355,614)	233,409		(254,490)

OTHER INCOME (EXPENSE)
Interest expense	(104,832)		(170,480)	(43,012)		(44,836)
	(104,832)		(170,480)	(43,012)		(44,836)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	567,130		(3,526,094)	190,397		(299,326)

Provision for income taxes	205,449		358,613	91,668		85,296

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$361,681		$(3,884,707)	$98,729		$(384,622)

NET INCOME (LOSS) PER BASIC SHARES	$0.01		$(0.12)	$0.00		$(0.01)

NET INCOME (LOSS) PER DILUTED SHARES	$-	$	**	$-	$	**

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	33,324,691		33,324,691	33,324,691		33,324,691

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	8,271,774,396		8,923,618,083	8,139,190,795		8,772,556,464

** - Outstanding instruments to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$361,681	$(3,884,707)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	60,642	59,996
Stock Based Compensation	-	4,378,930

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(142,099)	(113,066)
Decrease (increase) in inventory	(575,347)	(546,138)
Decrease (increase) in prepaid expenses	24,839	(48,606)
Decrease (increase) in prepaid income taxes	98,616	-
Decrease (increase) in security deposits	-	(12,000)

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	122,921	(236,306)
Increase (decrease) in income taxes payable	74,664	(360,280)
Total adjustments	(335,764)	3,122,530

Net cash provided by (used in) operating activities	25,917	(762,177)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(16,766)	(4,116)

Net cash (used in) investing activities	(16,766)	(4,116)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payment) of convertible note payable	-	(1,000,000)
(Payment) of S/T loan payable Greater Bay	-	(387,466)
Proceeds from issuance of short term loan payable- IDB	100,000	2,722,506
(Payment) of principle of short term loan payable - IDB	(25,000)	-
(Payment) of principle of subordinated note payable	(75,000)	(300,000)

Net cash provided by financing activities	-	1,035,040

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,151	268,747

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	176,483	154,709

CASH AND CASH EQUIVALENTS - END OF PERIOD	$185,634	$423,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$93,195	$169,299
Income taxes paid	$27,329	$651,753

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:
Issuance of options for stock based compensation	$-	$4,378,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at September 30, 2009.  For the nine months ended September 30, 2009, $160,628 was written off.  For the similar period in 2008, $121,654 was written off.

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

** Shorter of life or lease term.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 53.6 percent of the Company’s total sales for the quarter ended September 30, 2009 and 51.0 percent for the year to date.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

	September 30, 2009	December 31, 2008

Furniture and fixtures	$2,392	$2,392
Equipment and other	375,067	358,300
Leasehold improvements	6,487	6,487
	383,946	367,179

Less accumated depreciation and amortization	(243,187)	(182,545)

Property and equipment, net	$140,759	$184,634

Depreciation expense for the nine months ended September 30, 2009 was $ 60,642.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008

Accounts payable	$349,179	$237,390
Accrued expenses	26,273	15,140
Total	$375,452	$252,530

5. COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space for its operations under a lease which expires July 20, 2013.  The Company has an option to extend the lease.  The present rental rate is $12,400 per month.

On August 31, 2009, the Company guaranteed the performance of Freundlich in connection with the agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”).  The Agreement runs through April 30, 2010.  The Agreement established a revolving funding facility which allows Freundlich to receive up to two million eight hundred thousand dollars ($2,800,000).  The funds will be made available to Freundlich in accordance with an advance formula which allows for the payment of up to eighty (80) per-cent of eligible accounts and fifty (50) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  The advance rate against eligible inventory will decrease at the rate of 2.5% per month from 50% to 30%.  (Subsequent to the period of this report, the Company and the bank agreed that the inventory decrease rate will be 1% per month to 40%).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance is, the prime rate plus one and one half (1 1/2) per cent, but not less than four and one quarter (4.25) per cent.  The balance is secured by a first lien position on all of Freundlich’s assets.  At September 30, 2009, the Company had the availability to borrow an additional $2,494 under this facility.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of September 30, 2009 and December 31, 2008 consists of the following:

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

The Company used the Black Scholes Model to value the options.  The Company recognized an expense of $4,378,930 noncash compensation for the nine months ended September 30, 2008 and $0 for the nine months ended September 30, 2009.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

8. FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of September 30, 2009:

Assets	Level I	Level II	Level III	Total

Cash equivalents	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities	$-	$2,797,506	$-	$2,797,506

Total Liabilities	$-	$2,797,506	$-	$2,797,506

9.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its year-end financial statements for the year end 2006 to reflect an effective date of July 20, 2006, for the acquisition of the assets to Freundlich Supply Company.  The Company previously reported all financial activity for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006.   This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370 with a tax liability overstatement of $66,527. Additionally there were reclassifications between liabilities, temporary equity and permanent equity. This restatement affected the Company’s financial statements for the period ended September 30, 2008, however it had no impact on the income statement for the period.

	Originally Filed For the period ended September 30, 2008	Restated For the period ended September 30, 2008

Assets	$8,526,666	$8,305,296

Liabilities	$3,312,430	$3,245,903
Temporary Equity	5,230,287	8,146,460
Stockholders' Equity	(16,051)	(3,087,067)

Total Liabilities and Stockholders' Equity	$8,526,666	$8,305,296

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the nine months ended September 2009 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

To incorporate issues which have come to the Company’s attention, the Company is filing the modified financials from its 10-Q for the third quarter of 2008.  The issues do not include any items regarding the day to day operations of the Company for the period subsequent to acquisition of the Freundlich assets, even though they affect the presentation of the operating results.  In the comparable period in 2008, the issues related to the accounting presentation of the options issued by the Company, which was a non-cash event and which the Company was required to not show as a separate line item, but rather to include the expense within its general and administrative expenses.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of approximately 6,400 SKUs comprised of more than 22 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented nearly 53.6%, of our total sales, for the year to date sales to the Department of Defense represented approximately 51%, of our total sales.  No other customer accounts for more than 10% of our sales.

The Company’s third quarter this year was below that achieved in the same period last year; however our balance sheet position continued to improve.  There has been no recovery in the slowdown in fastener industry orders.  The only good news from this is that the smaller orders are usually shipped at higher margins.  The reduction in orders has allowed the manufacturers to reduce their lead times and to make continued progress reducing their backlog.  Apparently, due to the fact that many of the specialized fasteners the Company acquires are produced by duopolies or triopolies, the Company has yet to see reductions in prices which should have resulted from reductions in the cost of raw materials utilized to fabricate the products.  Prices have substantially stabilized.  The Company has continued to experience an increased flow of goods, both as a result of delayed orders being finally received as well as more recent orders being received earlier than anticipated.  This has increased inventory above projected growth for the year to date.  Certain lead times are still significantly longer than are required for product fabrication, as these times are reduced increased deliveries are expected.  However, there has been a reduction in the total value of shipments which fall in this category.  Overall inventory growth for the quarter continued at the pace expected, but starting from the higher level of the prior quarter, so that inventory investment for the year to date is above what had been anticipated.  The Company believes that inventory growth will slow going forward, because there has been substantial delivery of backorders as well as because there has been a reduction in recent re-orders to accommodate market conditions.  Until the inflation which the Company is anticipating occurs, the inventory investment pressures which have afflicted the Company in the recent past will abate, thereby improving the discretionary cash flow available to the Company.

The Company’s consolidated revenues decreased nearly 15% in the quarter to $2,362,561 from $2,763,986 in the comparable period last year due to a particularly weak July compared to a very strong July and August last year and decreased over 9% for the year to date to $7,826,999 from $8,601,266 in the comparable period last year.  This was the result of a combination of both a historically strong first quarter last year combined with a particularly weak January and early February this year and the weak third quarter.

The Company’s gross profit of $775,968 is 6% less than the gross profit of $823,493 for the same 3 month period last year.  This gross profit is approximately 33% percent of revenues as opposed to approximately 30% for the same period last year and the gross profit of $2,362,072 is about 13% less than the gross profit of $2,717,856 for the year to date period last year.  This gross profit is approximately 30% percent of revenues as opposed to nearly 32% for the same period last year.  The reduction in margin was anticipated as the prior higher margins were the result of both reduced margins on older government contracts due to higher costs of goods which are not fully recouped through the price increases allowed in the contracts and the use of older inventory which was obtained at lower prices as well as present market conditions which are resulting in more aggressive pricing.  The reduction in gross profits was offset somewhat by smaller order sizes which often result in higher margins.  We anticipate that margins will trend slightly lower in coming quarters due more to competitive pressures in a weaker market than to price of goods increases.

The Company showed an improvement in both its net income before taxes and interest expense and net income applicable to common shares (“profit”) numbers shown both for the three month period $233,409 and $98,729 versus losses last year of ($254,490) and ($384,622), respectively, for the three month period and $671,962 and $361,681 respectively, for the year to date, versus losses of ($3,355,614) and ($3,844,707), respectively, for the same period last year.  This improvement is mainly due to the requirement imposed on the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) that the Company not clearly differentiate between expenses and non cash option expenses.  The Company is concerned that this required presentation may be misleading.  The non cash option expenses included in the expenses for last year were $525,468 for the three month period and $4,378,930 for the entire year to date period last year.  The Company utilized the Black Scholes option pricing model which is commonly and widely used to determine the non-cash option expense amount.  The recognition of this expense did not have an impact on cash flows, although it does affect the income statement and balance sheet for financial reporting purposes.  The Internal Revenue Service does not allow any portion of this non-cash expense to be utilized as a deduction to income for income tax purposes.  This non-cash expense amount does not get reversed or taken into income now that the options have expired unexercised.

Although the Company incurred slightly lower interest expenses of $43,012 for the three months compared to $44,836 for the period last year, for the year to date interest expenses have been reduced by over $65,000; $104,832 this year, compared to $170,480 for the same period last year.  The decrease for the period was mainly due to the Company having replaced Freundlich’s previously existing $1,000,000 credit facility on March 6, 2008 with a $3,000,000 credit facility, having a lower variable rate of interest (Prime plus 1% versus Prime plus 4%) and utilizing $1,000,000 of the new facility to pay off the Company’s previously existing convertible debt (without conversion or penalty) on March 31, 2008; the paid off debt had a substantially higher rate of interest (14%); additionally, the prime rate which is the basis of measurement for the Company’s variable rate debt, declined year over year.  The Company has also paid off, in February 2009, its subordinated secured loan, which had an interest rate of Prime plus 1% on the outstanding balance.  On August 31, 2009 the credit facility was renewed at an interest rate of Prime plus 1 1/2% on the outstanding balance, with a maximum draw of $2,800,000.

These actions will decrease the future interest payments required to be made by the Company.  Additionally they have caused the debt liabilities on the Company’s balance sheet to all be short term, since the line of credit needs to be renewed within the year, presently by April 30, 2010.

At the close of the period, the Company had $2,494 available to draw under the credit facility (the maximum draw having been reduced by $200,000).  At the close of the same period last year, the Company had $186,223 available to draw under the credit facility.

The Company’s inventory totaled $5,167,594 at the end of the period.  Inventory had been $4,592,247 at year end 2008, bringing the total investment in inventory for the period to over $575,000.  The increase is largely due to the increased deliveries resulting from an increased pace of deliveries of overdue orders and reduced lead times.  The Company anticipates that inventories will stabilize as some of the recent deliveries are shipped, prices of new orders stabilize or are reduced and shorter lead times as well as the potential for reductions in producer prices lead to reductions in the size and timing of replacement orders.  There still may be some acceleration in deliveries as lead times continue to decline and older orders finally arrive.

The Company’s accounts payable and accrued expenses totaled $375,452 at the end of the period.  This is an increase of nearly $123,000 from the $252,530 at the end of last year.  The accounts payable portion, $349,179 increased by over $110,000 from the $237,390 at the end of last year.  The, accrued expenses portion, $26,273was increased by over $10,000 from the $15,140 at the end of last year.  The increased payables result directly from the increased deliveries of supplies.  The increased payables result directly from the increased deliveries.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company’s net assets (total assets less total liabilities) at the end of the period, $5,523,886, were over $360,000 greater than the $5,162,205 at the end of last year.  This continues the Company’s growth in net assets.

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

The Company has reached agreement with its investors in its financing of July 20, 2006, further extending the date by which the Company is required to file a registration statement effecting a 150:1 reverse split through December 15, 2009.  The Company, with the investors’ agreement, is in the process of carrying out a 500:1 reverse split.

The Company has restated its year-end financial statements for the year end 2006 to reflect an effective date of July 20, 2006, for the acquisition of the assets of Freundlich Supply Company.  The Company previously reported all financial activity for the period of July 1, 2006 to July 19, 2006 in its originally filed Form 10-KSB for the year ended December 31, 2006.  This error caused revenues for 2006 to be overstated by $735,675, cost of sales to be overstated by $514,305 and goodwill to be overstated by $221,370 with a tax liability overstatement of $66,527. Additionally there were reclassifications between liabilities, temporary equity and permanent equity.  This restatement affected the Company’s financial statements for the period ended September 30, 2008, however it had no impact on the income statement for the period.

	Originally Filed For the period ended September 30, 2008	Restated For the period ended September 30, 2008

Assets	$8,526,666	$8,305,296

Liabilities	$3,312,430	$3,245,903
Temporary Equity	5,230,287	8,146,460
Stockholders' Equity	(16,051)	(3,087,067)

Total Liabilities and Stockholders' Equity	$8,526,666	$8,305,296

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

ITEM 4 & 4T CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on August 26, 2009.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

In addition, the Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last evaluation, August 26,2009, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: November 9, 2009	PRECISION AEROSPACE COMPONENTS, INC.
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