Form 10-K
period 2009-12-31
Precision Aerospace Components, Inc.
filed 2010-03-31
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark one)
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 15, 2010  1,840,004.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications.  Freundlich maintains a large inventory of more than 6,300 SKUs comprised of more than 21 million parts of premium quality, brand name nut products. Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (over 50 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace.  Freundlich sells its products pursuant to written purchase orders it receives from its customers.  All products are shipped via common carrier.

Industry Overview

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  Freundlich competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Freundlich supplier base.  Freundlich believes that the depth of its 6,300 SKU inventory represents a competitive advantage.  As a stocking distributor, Freundlich has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs.  While this business model has allowed Freundlich to mitigate the supply shortage suffered by the industry, the extremely long supply times are creating challenges and creating shortages at Freundlich.  Regulatory requirements which require manufacturer certifications create a barrier to new supplier entry into the aerospace fastener manufacturing business beyond the usual investment and patent barriers faced by new entrants to other industries.  Certain domestic manufacturing capacity was eliminated during a post-9/11 downturn in the aerospace industry.  The industry began a turnaround in 2004, driven by increased levels of defense spending and increased commercial demand caused by new orders received by Boeing Company and others.  The increased demand exceeded the manufacturing capacity of qualified manufacturers.  Through the middle of 2008, manufacturing lead times continued to increase, as did prices. At the end of 2008 and through 2009, with the slowdown of the economy, lead times decreased.  By the end of the year the times had come down by approximately 50% from their highs in 2008.  Although the lead times came down substantially, prices of finished product rarely reduced and have not reflected the reported declines in raw material costs.  Most probably this is due to the concentration in each of the industry segments.

Inventory

As a stocking distributor, Freundlich attempts to maintain levels of inventory on hand or on order to satisfy its customers’ projected needs.  Freundlich has approximately 6,300 different types of nuts in its inventory, comprised of more than 21 million parts of premium quality, brand name nut products.  Freundlich’s primary suppliers include the following:

SPS Technologies
Greer Stop Nut
Republic Fastener Mfg. Corp
MacLean-ESNA
Alcoa Fastening Systems
Bristol Industries Inc.
Abbott-Interfast Corporation

Customers

In 2009, Freundlich Supply sold approximately 51% of its products to the United States Department of Defense.  All of these products were sold for maintenance, repair and operations functions, were shipped to various government installations across the United States and were sold for many different government programs.  For 2008, sales to the United States Department of Defense represented approximately 48% of total sales.

Freundlich’s commercial customers include original equipment manufacturers, repair facilities and other distributors.  Other than the sales to the United States Department of Defense, no one customer represented more than 10 percent of total sales in 2009 or 2008.

Competition

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  The Company competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Company's supplier base. The Company believes that the depth of its 6,300 SKU inventory represents a competitive advantage.

Few barriers to entry exist for fastener distributors generally.  However, the business model employed by Freundlich promotes competitive differences favoring Freundlich and collectively not generally seen in the industry.

Freundlich’s quality system is certified to AS9100:2004 and ISO 9001:2008 quality measures.  Since quality is an important measure of aerospace suppliers, Freundlich strives to maintain its quality system to the highest standards in the industry.

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

Our directors are involved in other businesses which may cause them to devote less time to our business.

Our directors' involvement with other businesses may cause them to allocate their time and services between us and other entities.  Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

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
the effect of any government regulations which relate to the business acquired; and
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing or sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

We may be required to pay liquidated damages if certain committees of our board do not consist of a majority, or solely, of independent directors.

Our Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger requires us to have (i) an audit committee that is composed solely of independent directors and (ii) have a compensation committee that is composed of a majority of independent directors.  Our failure to maintain these requirements would results in our payment of liquidated damages that are payable in cash or by the issuance of additional shares of series A preferred stock at the election of the investors.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our series A convertible preferred stock and our warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

The Company entered into a Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger (the “Investors”) pursuant to which the Investors purchased and as of December 31, 2009 held: (a) 6,123,301 shares of the Company’s series A convertible preferred stock (the “series A preferred stock”) which, are convertible into 9,515,611 shares of the Company’s common stock; (b) warrants to purchase 962,437 shares of the Company’s common stock at $0.677 per share; and (c) 962,437 shares of the Company’s common stock at $1.157 per share.

The sale of these shares may adversely affect the market price of our common stock.

The terms of our Securities Purchase Agreement may restrict our ability to obtain necessary financing and could impede us from using our securities as consideration in contracts related to our operations.

Under the Securities Purchase Agreement, each investor through the Securities Purchase Agreement has a right of first refusal in subsequent private placements of securities on a pro rata basis to the investor’s holdings in the total post financing total fully diluted shares of the Company.  These restrictions could impede us from using our securities as consideration in contracts related to our operations and obtaining additional financing.  This may force us to use our limited cash to pay third parties as opposed to issue our securities and may also lead to certain parties deciding to not enter into contracts with us to provide us with necessary financing.  If we have difficulty in entering into contracts related to our operations or obtaining additional financing, we may be forced to curtail our business operations.

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

The Chairman of our board of directors owns a controlling interest in our voting stock.

The chairman of our board of directors, Alexander Kreger, presently owns approximately 51% of our outstanding common stock.  As a result, Mr. Kreger has the ability to control substantially all matters submitted to our stockholders for approval, including:

election of our board of directors;
removal of any of our directors;
amendment of our certificate of incorporation or bylaws; and
adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office and the offices and distribution center of Freundlich is located at 2200 Arthur Kill Road, Staten Island, New York 10309.  The space is leased, pursuant to a triple net lease, by the Company through July 2013.  The space is leased for approximately $12,797 per month.  We have an option to extend our lease for this space and the Company can terminate the lease upon six months notice.  The approximately 18,000 square foot building is constructed from brick and cinder block and is maintained in excellent condition.  The space is sufficient for our present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently trades on the OTC:BB under the trading symbol "PAOS.OB".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2008 as reported on the web site Nasdaq.com.  It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.  (In December 2009, the Company carried out a 500:1 reverse stock split and the stock prices per share shown on that site and as reflected below have been retroactively restated to reflect that reverse stock split.)

	PRICES
	HIGH	LOW
2008
First Quarter	$8.50	$5.00
Second Quarter	$15.00	$4.00
Third Quarter	$15.00	$5.00
Fourth Quarter	$2.50	$2.50

2009
First Quarter	$10.00	$2.50
Second Quarter	$13.50	$1.50
Third Quarter	$14.00	$13.50
Fourth Quarter	$7.50	$1.50

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value.  As of March 15, 2010, there were 78 holders of record of the Company's common stock and 1,840,004 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of March 15, 2010, there were 2 holders of record and 6,123,301 shares of series A convertible preferred stock outstanding, each of which is convertible into 1.554 shares of the Company’s common stock.

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

Liquidity and Capital Resources

During this past year the Company entered into a renewal of its line of credit.  In line with the more restrictive business credit environment, the bank renewed on slightly more adverse terms to the Company.  The renewal terms provided the company a $2.8 million line (reduced from $3 million) at prime plus 1 1/2% (previously prime plus 1%).  At year end the rate was 4.75 percent.  Although the principal has been reduced, the interest expense year over year is on the line is still slightly higher; however, since substantially higher interest debt was retired when the line was initiated near the end of the first quarter of 2008, there was an overall interest savings of over $70,000 for the year ending 2009 compared to 2008.  As an annual line of credit, the line is due within the year (April 30) and is a current liability.  The Company expects that it will be able to renew its present line.

The Company has also paid down an additional $155,000 of its short term debt; fully paying off its subordinated note, reducing its accounts payable by over $50,000 and reducing the outstanding amount of the line itself by over $40,000.

Additionally the Company increased its inventory by nearly $500,000 ($5,087,712 vs $4,592,247).  It is important to fully recognize the value of the Freundlich inventory.  Not only does Freundlich’s inventory enable Freundlich to meet customer demand and obtain orders, but a portion of the inventory is carried on the Company’s balance sheet at a value below the replacement cost were it to be reordered today.  Freundlich may have the strategic benefit over a potential new entrant of having a lower cost of goods versus the seller of newly purchased items.  Even with the current relative stabilization of prices, the replacement cost of Freundlich’s inventory is difficult to ascertain exactly, since even if the cost of each particular item is stable or increasing, the unit cost usually decreases as the quantity purchased increases.  With the decline in lead times for delivery, the Company anticipates that it may be able to keep the same level of availability of its present product line with a reduction of inventory investment in those items.

As a result of these additional payments and the Company’s operations, the Company’s overall cash position increased by over $20,000.

The Company’s total liabilities (all of which are current) were reduced by over $150,000 ($2,892,542 vs. $3,050,036) while total assets grew by nearly $300,000 ($8,507,350 vs. $8,212,241) and our current assets grew over $350,000 ($6,140,448 vs. $5,781,163), so our Net Worth (total assets minus total liabilities) increased by over $450,000 to $5,614,808 (from $5,162,205).

When looking at the Company’s accumulated deficit of $5,496,466, the reader should be aware that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $2,997,934 which could not be used to offset future taxes, and in 2008 was required to incur a $4,417,917 non cash option charge, so more than $7,400,000 of non cash reductions have been brought to that deficit, which would otherwise be positive during the Company’s three and a half years of operations as presently constituted.

The amount available for the Company to draw under its credit line stood at $118,000 at the end of the year, compared with the amount available at the end of 2008 of $178,627.

The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  It can fall back to its line of credit to meet additional liquidity needs; at the end of the year this unused capacity was $118,000.  In the present market environment, other sources of financing for continuing operations may be difficult to obtain.  The Company does believe that it will be able to raise additional funding to support properly structured, attractive acquisitions; market conditions will impact this.

The Company does not anticipate the need to make any material capital equipment investments in the coming year.  It anticipates that it has and will generate sufficient capital to more than offset its capital needs during the coming year.  Stresses could be created if product deliveries to the Company occur at a rate greater than anticipated or operating results fail to reach expectations.  The Company’s available cash gets depleted to the extent it must be utilized to pay taxes or other government imposed expenditures and the Company is quite concerned by the various tax increase and other imposed expenditure proposals which abound.

The Company does not anticipate any material changes in its mix or cost of its capital resources until there is an increase in the prime rate.  An increase in the prime rate will increase the Company’s cost of borrowing, since its line of credit is priced at one and one half percentage points over the prime rate, as it changes from time to time.  While the Company does not expect a near term increase, it anticipates that there could be substantial future increases.  The Company believes it will have sufficient cash flow to absorb reasonable additional interest expenses.

The Company has no off balance sheet financing arrangements.

Results of Operations

The Company has been adversely affected during this past year by the economic turmoil that is gripping the world.  It is unclear how the economy will fare during the coming year although it does appear that the Company’s market is stabilizing.  What is not clear is what the market will show as the year unfolds.  A significant portion of the Company’s sales are to the Defense Department for aviation and nuclear repair requirements.  The Company believes that Defense Department requirements for its products should continue unabated-whether or not there are programmatic reviews of Defense Department programs.

A piece of good news is that singling out  non commercial aviation as an area of excess by the government, at least when it comes to the purchase and use of certain corporate jets, has, at least for the moment, abated.  The Company also recognizes that weak economic times have resulted in reduced utilization of private aircraft.  The use of the parts the Company supplies is related to aircraft operating hours.  The decrease in aircraft flying hours has decreased demand for the products sold by the Company.  As the economy recovers, aircraft flying hours should increase.

The Company has not yet seen a pickup in business, although the business level appears to have stabilized.  It is hard to discern a trend since recent month to month operations have been choppy.  Lead times from our suppliers also appear to have substantially stabilized.  The Company has successfully worked its way through the acceptance of long delayed product the deliveries and reduced orders and now is anticipating a period of relative stability, both with regard to pricing and delivery times, with the ability to capitalize on increased sales activity.

During the past year the Company’s sales decreased over 11% in comparison to 2008 ($10,114,990 vs. $11,414,687).  This was reflective of the overall decline in business activity.  The Company was able to maintain its overall sales margins at approximately 31%.  As a result of market forces and the return to larger customer orders, which are sold at lower margins, this margin may decline, but if so, the absolute Gross Profit would be expected to increase since the decline would be as a result of higher sales volume.

The results of the Company’s operations in 2009 show income before provision for income taxes of $603,723; this appears to be substantially better than the reported results in 2008 which were substantially adversely affected by the mandated requirement in GAAP to include the Company’s non-cash option expense.  The 2008 reported results are a loss of $3,451,628 before provision for income taxes.  The options expense amount included for 2008 is over $4,400,000.  The inclusion of this (or any similar) option expense amount, which was calculated in accordance with Generally Accepted Accounting Principles mandates, using the Black-Scholes valuation formula, makes the observation and utilization of the loss before provision for income taxes substantially misleading when comparing the results to years, such as 2009, in which there were no non cash option expenses.  The 2008 options, as expected when they were issued, expired unexercised; however the “loss”, by GAAP does not get reversed.  Additionally the Internal Revenue Service does not allow any portion of the non-cash option expense to be utilized as a deduction to income for income tax purposes.  The Company has been proven to be rightfully concerned that understanding of these GAAP reporting requirements are not generally appreciated by the significant number of persons who only review the “bottom line” reported number in the electronic reporting sites and will have no understanding of what makes up this number.  The Company has been surprised that even sophisticated financial experts, including investment bankers and bankers, and other reviewers, did not initially fully grasp the Company’s financial status until walked through it by the Company.

The Company’s Operating Expenses, after the elimination of the noncash option expense, remained substantially constant.  The Company anticipates that the level of operating expense for its present level of operations should continue at about the same expense level in the coming year.

By replacing its line of credit and retiring its convertible preferred debt, the Company reduced its year over year interest expense by over $70,000.  This coming year, unless there is a substantial and unanticipated increase in the prime rate, the Company anticipates that its interest expense will remain similar to last year.

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

The Company has completed a 500:1 reverse split which fulfilled its obligations to its investors in its financing of July 20, 2006.  This action also automatically caused the all of the shares of the Company’s Series B Convertible Preferred Stock to convert to shares of the Company’s common stock.

Off-Balance Sheet Arrangements

None.

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

The following areas are of particular importance to the Company’s operations and available cash flow:

Inventory - The prices for replacement inventory through the first part of the year continued to escalate.  Prices substantially stabilized as the year ended.  Additionally the lead times for delivery reduced through the second half of the year.  With few, insignificant, exceptions, none of the Company’s products in inventory have any shelf life limitations and, assuming eventual utilization, their value, from a replacement perspective meet or exceed their initial acquisition cost.  Demand for individual products extends for long durations and the Company’s business is characterized by the either immediate availability or near term availability of a product being crucial to its sale.  Sales of a particular product may occur at irregular intervals.  Consequently the Company continues to invest in a substantial inventory and to recognize a product as being no longer in demand, if a sale does not occur within five year period.  Although the product is, at the end of the five year period, reduced to a zero cost basis, it may remain in the Company’s inventory and be available for sale at a later time.

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

Options - During 2008 the Company issued non-plan options to officers and directors of the Company.  All of the options have expired.  The option number of shares was in accordance with compensation arrangements agreed to by the Company and approved by its board of directors.  Grantees vested in the options at the date of issuance.  The exercise price of each option that was granted equaled 100% of the market price of the Company’s stock on the date of the grant.  The options vested on the grant date and were exercisable for a period not to exceed 1 year from the option grant issuance date.  The Company did not believe that the expense required to be recognized in accordance with GAAP, which is a non cash expense, would be other than an accounting entry for the Company because the Company believed, as has occurred, that the Options would expire unexercised.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH THE ACCOUTANTANTS ON (SIC) ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about March 10, 2010 for the period ended December 31, 2009.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the evaluation.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this 10-K as of their evaluation.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting on or about March 10, 2010 for the period ended December 31, 2009.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting were effective at the reasonable level of assurance described below as of the period covered by this Form 10-K when evaluated.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company assessed its internal control system as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company believes that, as of December 31, 2009, its system of internal control over financial reporting was effective when evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the evaluation.

ITEM 9B. OTHER INFORMATION

There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of February 20, 2010:

Name	Age	Position	With Company Since
Alexander Kreger	66	Director and Chairman of the Board	2006
Andrew S. Prince	66	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Robert Adler	75	Director	2006
Chris Phillips	37	Secretary and Director	2006
David Walters	47	Director	2006
Donald Barger	67	Director	2008

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

Andrew S. Prince

Mr. Prince is presently President and Chief Executive Officer of the Company.  Mr. Prince is, and for the last five years has been, a principal of Prince Strategic Group LC, a strategic advisory and merchant-banking group.  Prince Strategic Group’s focus is strategic planning, acquisition/disposition advice, financial restructuring and providing crisis and interim CEO, COO management.  Mr. Prince assists large and small organizations to develop and implement their business strategies and refine their operations.  He has extensive experience in corporate financing, strategic relationship and acquisition transactions, including their financial and strategic analysis, structuring and negotiations, strategic planning and management development activities as well as background in all facets of operations in both small and large organizations.  Mr. Prince is former Deputy Assistant Secretary of the Navy (1981-1986); Mr. Prince is a director of Gibbs and Cox, a naval architectural engineering firm.  From June 1, 2004-June 1, 2006, Mr. Prince was a director of CDKnet.com.  Mr. Prince is a graduate of the United States Naval Academy, Harvard Law School and Harvard Business School.

Mr. Prince is a member of the Company’s Compensation Committee.

Robert I. Adler

From 2000 to 2002, Mr. Adler was Managing Director for ING Furman Selz Asset Management. From 1991 to 2000, he was Vice President, Senior Investment Officer for BHF Securities Corp. He is currently a member of the Board of Directors of China Medicine Company, a distributor of pharmaceutical products, including traditional Chinese herbal medicine, and SinoEnergy Holding Co., a manufacturer of stainless steel vessels for liquid and compressed natural gas (“CNG”) and a developer and operator of CNG filling stations.

Mr. Adler is Chairman of the Company’s Audit Committee.

Donald G. Barger Jr.

From September 2007 until his retirement in February 2008, Mr. Barger served as advisor to the CEO of YRC Worldwide Inc. (“YRCW”), a publicly held company specializing in the transportation of goods and materials; until September 2007, he was Executive Vice President and Chief Financial Officer of YRCW. He joined YRCW’s predecessor company, Yellow Corporation (“Yellow”), in December 2000 as Senior Vice President and Chief Financial Officer. Prior to joining Yellow, he served as Vice President and Chief Financial Officer of Hillenbrand Industries Inc. (“Hillenbrand”), a publicly held company serving the healthcare and funeral services industries, from March 1998 until December 2000. Mr. Barger was also Vice President, Chief Financial Officer of Worthington Industries, Inc., a publicly held manufacturer of metal and plastic products and processed steel products, from September 1993 until joining Hillenbrand. Mr. Barger is a director of Quanex Building Products Corporation, a publicly held manufacturer of engineered materials and components for the U.S. building products markets; Globe Specialty Metals, Inc., a publicly held producer of silicon metal and silicon-based specialty alloys; and Gardner Denver a designer, manufacturer, and marketer of compressor and vacuum products, and fluid transfer products.  Mr. Barger has a B.S. degree from the United States Naval Academy and an M.B.A. from the University of Pennsylvania, Wharton School of Business.

Chris Phillips

From January 2010 Chris Phillips has been providing business consulting services to various private companies.  Previously, from February 2008 until January 2010, Mr. Phillips was a managing director for Vicis Capital, LLC, a NY based hedge fund.  Previously from October 2004 until January 2008, Mr. Phillips served as the President and CEO of Apogee Financial Investments, Inc., a merchant bank, which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.  Since July 2000 and up until January 2008, he acted as the managing member of TotalCFO, LLC which provides consulting and CFO services to a number of public and private companies and high net worth individuals.  From November 2007 through January 2008 Mr. Phillips served as the CEO and Chief Accounting Officer of OmniReliant Holdings, Inc.  Presently, he is also a Board Member of OmniReliant Holdings, Inc.  Mr. Phillips holds a Bachelors of Science Degree in Accounting and Finance and a Masters of Accountancy with a concentration in Tax from the University of Florida.  Mr. Phillips is a Florida licensed Certified Public Accountant.

David Walters

Mr. Walters co-founded Monarch Bay Associates, LLC, a FINRA registered broker dealer, in 2006. Prior to Monarch Bay Associates, Mr. Walters was a principal with Monarch Bay Capital Group, LLC, a firm that provided advisory services and capital for emerging growth companies.  From 1992 through 2000, he was Executive Vice President and Managing Director in charge of capital markets for Roth Capital (formerly Cruttenden Roth), where he managed the Capital Markets group and led over 100 financings (public and private), raising over $2 billion in growth capital.  Additionally, Mr. Walters oversaw a research department that covered over 100 public companies and was responsible for the syndication, distribution and after-market trading of the public offerings.  He managed the public offerings for Cruttenden Roth, which was the most prolific public underwriter in the U.S. for deals whose post-offering market cap was less than $100 million.  Mr. Walters sat on Roth's Board of Directors from 1994 through 2000. Previously, he was a Vice President for both Drexel Burnham Lambert and Donaldson Lufkin and Jenrette in Los Angeles, and he ran a private equity investment fund.  Mr. Walters also serves as Chairman of the Board of Directors and Chief Executive of Management Energy, Inc., Monarch Staffing, Inc. and STI Group, Inc., as Chairman of the Board of Directors of Remote Dynamics, Inc., and a member of the Board of Directors of Trans-Pacific Aerospace Company, Inc.  Mr. Walters earned a Bachelor of Science in Bioengineering from the University of California, San Diego.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities.  Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were or are being met for events in 2009.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2009, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)

Andrew Prince President, CEO and Director(1)	2009	$218,851	$-	-	$-	-	-	$-

(1)                   Mr. Prince serves as a director of the Company, but without compensation for his director services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options exercise ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards. Number of shares or units and other rights that have not vested (#)

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2009:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensaton Earnings	All Other Compensation	Total
Robert Adler	$8,000	$-	-	$-	$-	$-	$8,000

Alex Kreger	$10,000	$-	-	$-	$-	$-	$10,000

Chris Phillips	$4,500	$-	-	$-	$-	$-	$4,500

Donald Barger	$10,000	$-	-	-	$-	$-	10,000

David Walters	$9,000	$-	-	$-	$-	$-	$9,000

Non-employee Directors of the Company are paid $2,500 per meeting for board meeting attendance in person and $1,500 per meeting for board meeting attendance by phone and $1,500 per meeting for each committee meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 15, 2010, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 10, 2010, the Company had 1,840,004 shares of Common Stock outstanding.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Richard Kreger 134 Lords Highway Weston, CT 06883	166,128	9.0%	9.0%

Alex Kreger	933,789	50.7%	50.7%	Executive Chairman & Director

BGRS 2005 LLC PO
2127 Jenkintown,
PA 19046	241,290	13.1%	13.1%

Aimee Brooks 12 Graham Terrace Montclair, NJ 07042	117,435	6.4%	6.4%

Robert Adler	0	0.0%	0.0%	Director

Chris Phillips	0	0.0%	0.0%	Director Secretary

Andrew Prince	0	0.0%	0.0%	Director President and CEO

David Walters	0	0.0%	0.0%	Director

Donald Barger	0	0.0%	0.0%	Director

Directors and Executive Officers as a Group (6 persons)	933,789	50.7%	50.7%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no presently active plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of the Company’s directors, other than Mr. Prince, the Company’s President and Chief Executive Officer, are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were: $91,694 for 2009 and $81,258 for 2008.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2009 and 2008 were $-0- in 2009 and $-0-in 2008.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were and $15,000-in 2009 and $5,000 in 2008.

All Other Fees

The aggregate fees billed for products and services provided the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2009 and 2008 were $-0-in 2009 and $50,000- in 2008.

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: March 30, 2010	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	March 30, 2010
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	March 30, 2010
Alexander Kreger

/s/ Robert Adler	Director	March 30, 2010
Robert Adler

/s/ Chris Phillips	Director	March 30, 2010
Chris Phillips
/s/ Donald Barger, Jr.	Director	March 30, 2010
Donald Barger, Jr.

/s/ David Walters	Director	March 30, 2010
David Walters

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Restated Certificate of Incorporation	Provided herewith

10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Barron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.7	Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.8	Amendment to Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.9	Guaranty between Greater Bay Business Funding and Freundlich Supply Company, Inc. and Precision Aerospace Components, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.10	Loan and Security Agreement as of March 6, 2008, by and among Freundlich Supply Company, Inc. (borrower) Precision Aerospace Components, Inc. (guarantor) and Israel Discount Bank of New York (lender)	Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on March 31, 2008

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

CONSOLIDATED FINANCIAL STATEMENTS:

Pages

Reports of Independent Registered Public Accounting Firm	3-4

Consolidated Balance Sheets as of December 31, 2009 and 2008	5

Consolidated Statements of Operations for the Years Ended
December 31, 2009 and 2008	6

Consolidated Statement of Stockholders’ Equity for the Years
Ended December 31, 2009 and 2008	7

Consolidated Statement of Cash Flows for the Years
Ended December 31, 2009 and 2008	8

Notes to Consolidated Financial Statements	9–21

The Board of Directors and Stockholders
Precision Aerospace Components, Inc.
Staten Island, New York

We have audited the accompanying consolidated balance sheet of Precision Aerospace Components, Inc. (the “Company”), as of December 31, 2009 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Aerospace Components, Inc. as of December 31, 2009 and the consolidated results of its operations and cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

/s/ Friedman LLP
Friedman LLP

Marlton, New Jersey

March 31, 2010

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 355-5900    Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Precision Aerospace Components, Inc.
Staten Island, New York

We have audited the accompanying consolidated balance sheets of Precision Aerospace Components, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2008.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Precision Aerospace Components, Inc. as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

March 15, 2009

The report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$198,971	$176,483
Accounts receivable, net	778,450	874,124
Inventory, net	5,087,712	4,592,247
Prepaid expenses	5,941	39,693
Prepaid income taxes	69,374	98,616
	6,140,448	5,781,163

PROPERTY AND EQUIPMENT - Net	120,458	184,634

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,507,350	$8,212,241

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$210,542	$252,530
Subordinated note payable-current portion	-	75,000
Loan payable-current portion	2,682,000	2,722,506
	2,892,542	3,050,036
LONG -TERM LIABILITIES
Subordinated note payable-long term portion	-	-
Convertible note payable	-	-
TOTAL LIABILITIES	2,892,542	3,050,036

TEMPORARY EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
5,274,152 shares issued and outstanding	-	5,274
Preferred Stock B $.001 par value; 2,900,000 shares authorized
2,811,000 shares issued and outstanding	-	2,811
Additional paid-in capital - preferred stock	-	2,916,173
Additional paid-in capital -options	-	4,417,917
Additional paid-in capital -warrants	-	843,272
	-	8,185,447
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized
6,123,301 shares issued and outstanding	6,123	-
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
at December 31, 2009 and December 31, 2008; 1,753,279 and 66,649 shares issued and outstanding	1,753	67
Additional paid-in capital	11,103,398	2,925,760
Accumulated deficit	(5,496,466)	(5,949,069)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,614,808	(3,023,242)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,507,350	$8,212,241

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE - SALES	$10,114,990	$11,414,687

TOTAL COST OF GOODS SOLD	7,016,346	7,888,205

GROSS PROFIT	3,098,644	3,526,482

OPERATING EXPENSES
General and administrative expenses ($4,417,917 noncash compensation for year ended December 31, 2008 and -0- for December 31, 2009)	1,978,994	6,332,498
Professional and consulting fees	296,311	353,974
Depreciation	81,467	80,063
Total Operating Expenses	2,356,772	6,766,535

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	741,872	(3,240,053)

OTHER INCOME (EXPENSE)
Interest expense	(138,149)	(211,575)
	(138,149)	(211,575)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	603,723	(3,451,628)

Provision for income taxes	151,120	369,254

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$452,603	$(3,820,882)

NET INCOME (LOSS) PER BASIC SHARES	$4.37	$(57.33)

NET INCOME (LOSS) PER DILUTED SHARES	$0.03	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	103,617	66,649

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	15,478,043	17,770,843

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2007	-	$-	-	$-	66,649	$67	$2,925,760	$(2,128,187)	$797,640

Net (Loss)	-	-	-	-	-	-	-	(3,820,882)	(3,820,882)

Balance, December 31, 2008	-	$-	-	$-	66,649	$67	$2,925,760	$(5,949,069)	$(3,023,242)

Reclassification to permanent equity	5,274,152	5,274	2,811,000	2,811	-	-	8,177,362		8,185,447

Conversion of Preferred B stock			(2,811,000)	(2,811)	1,686,630	1,686	1,125		-

Conversion of A and B warrants	849,149	849					(849)		-
						.
Net Income	-	-	-	-	-	-	-	452,603	452,603

Balance, December 31, 2009	6,123,301	$6,123	-	$-	1,753,279	$1,753	$11,103,398	$(5,496,466)	$5,614,808

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$452,603	$(3,820,882)

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	81,467	80,063
Stock Based Compensation	-	4,417,917

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	95,674	(36,572)
Decrease (increase) in inventory	(495,465)	(706,915)
Decrease (increase) in prepaid expenses	33,752	(39,693)
Decrease (increase) in security deposits	-	(12,000)
Decrease (increase) in prepaid income taxes	29,242	(98,616)

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(41,989)	(354,096)
Increase (decrease) in income taxes payable	-	(363,356)
Total adjustments	(297,319)	2,886,732

Net cash provided by (used in) operating activities	155,284	(934,150)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(17,290)	(4,116)

Net cash (used in) investing activities	(17,290)	(4,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payment) of convertible note payable	-	(1,000,000)
Proceeds (payment) of S/T loan payable Greater Bay	-	(387,466)
Proceeds (payment) from loan payable IDB Bank	(140,506)	-
Proceeds (payment) from loan payable IDB Bank	100,000	2,722,506
Proceeds (payment) on subordinated note	(75,000)	(375,000)

Net cash provided by (used in) financing activities	(115,506)	960,040

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,488	21,774

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	176,483	154,709

CASH AND CASH EQUIVALENTS - END OF YEAR	$198,971	$176,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$138,149	$211,575
Income taxes paid	$175,843	$460,584

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of options for stock based compensation	$-	$4,417,917

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Allowance for doubtful accounts was $0 for December 31, 2009 and 2008, respectively.

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any Inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at December 31, 2009.  The Company has not established a valuation allowance for inventory.  For the year January 1-December 31, 2009, the Company had $190,853 in inventory which became over five years without sale during the period and has been reduced to zero value. For the year January 1-December 31, 2008, the Company had $148,750 in inventory which became over five years without sale during the period and has been reduced to zero value.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006 goodwill is recognized at $2,221,744.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The Company tests for impairment on an annual basis.  The Company has determined that no impairment is needed at December 31, 2009.

Income Taxes

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The only temporary book to tax difference is depreciation, and these amounts for 2009 and 2008 were, in management's judgment, immaterial to the financial statements on both an annual and cumulative basis, and so deferred tax assets or liabilities were not recorded.

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.  The company carried out a 500:1 reverse split effective December 24, 2009 accordingly outstanding shares as of December 31, 2008 have been retroactivity restated to account for the 500:1 reverse split.

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 51 percent of our total sales.  No other customer accounted for greater than 10 percent of our total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Shipping and Handling Costs and Fees

The Company records freight cost on merchandise purchased to cost of goods.

Subsequent Events

In May 2009, the FASB issued guidance now included in ASC Topic 855 Subsequent Events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.

Fair Value of Financial Assets and Liabilities

In accordance with the authoritative guidance for fair value measurements and the fair value election for financial assets and financial liabilities, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy was established that draws a distinction between market participant assumptions based on the following:

i)	observable inputs such as quoted prices in active markets (Level 1)

ii)	inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2)

iii)	unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May of 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 855-10, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10 is only disclosure-related, and it would not have an impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS No. 166 has not yet been superseded by FASB Accounting Standards Codification Topic 105. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The adoption SFAS No. 166 will not presently have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 has not yet been superseded by FASB Accounting Standards Codification Topic 105. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption SFAS No. 167 will not presently have a material impact on the Company’s financial position or results of operations.

On June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 162”). Under ASC 105-10, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 will not presently have a material impact on the Company’s financial position or results of operations.

3. PROPERTY AND EQUIPMENT

	2009	2008

Furniture and fixtures	$2,392	$2,392
Equipment and other	375,591	358,300
Leasehold improvements	6,487	6,487
	384,470	367,179

Less accumated depreciation and amortization	(264,012)	(182,545)

Property and equipment, net	$120,458	$184,634

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Accounts payable	$184,270	237,390
Accrued expenses	26,272	15,140
Total	$210,542	252,530

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013.  The lease has an option for renewal for five years at the company's option.  The rental rate is $12,797 per month.  The Company can terminate the lease upon six months notice.

The Company has guaranteed the Freundlich revolving funding facility as more completely described in Note 8.

6. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Federal (After credits for tax refunds (2007) $24,618 and (2006) $34,188	$76,913	$234,438
State	34,937	63,458
City	39,270	71,358
Total Current income tax	$151,120	$369,254

The only temporary book to tax difference is depreciation, and these amounts for 2009 and 2008 were, in management's judgment, immaterial to the financial statements on both an annual and cumulative basis, and so deferred tax assets or liabilities were not recorded.

Although the Company has an accumulated deficit of $5,496,466 there are no net operating losses available to be used against taxable income.

7. EARNINGS (LOSS) PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2009, the number of common shares was increased by the number of shares issuable upon the exercise of outstanding stock warrants and the conversion of Series A Preferred Stock.  At December 31, 2008, the number of common shares was increased by the number of shares issuable upon the exercise of outstanding stock options and warrants and the conversion of Series A and Series B Preferred Stock.  The December 31, 2009 stock numbers reflect the 500:1 reverse split of the common stock and its effect on the shares of common stock issuable upon the exercise of outstanding stock warrants and the conversion of the Preferred stock.  The December 31, 2008 share numbers were adjusted to show comparability for the 500:1 reverse split on December 24, 2009.

The following data shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

The computation of diluted EPS for 2008 is not presented because inclusion of outstanding instruments to purchase stock would be anti-dilutive.  Dilutive securities are presented for information purposes only.

7. EARNINGS (LOSS) PER COMMON SHARE AND COMMON EQUIVALENT SHARE (CONTINUED)

	December 31,
	2009	2008
Net income (loss) available to
common stockholders used
in basic EPS and diluted EPS	$452,603	$(3,820,882)

Weighted average number of
common shares used in basic EPS	103,617	66,649

Effect of dilutive securities:
Weighted average number of
Stock options and warrants,
conversion of preferrred shares and note	15,374,426	17,704,194

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	15,478,043	17,770,843

Treasury stock method-diluted calculation as of December 31:	2009
1,753,249
Common Stock
8,199,688
Series A convertible pfd stock
49,970
Options issued at $5.00
3,703
Options issued at $2.50
200
Options issued - August 2, 2002
400
Warrants - Eagle and Thompson
2,848,458
Common Stock Purchase Warrant A
2,622,375
Common Stock Purchase Warrant B

Fully Diluted	15,478,043

8. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2009 and 2008 consists of the following:

	2009	2008
$750,000 subordinated term loan due April 30, 2009 secured by all assets equipment at a variable rate of Prime plus 1% (4.25% and 8.25% ).	$-	$75,000

Total debt	-	75,000

Less current portion	-	(75,000)

Long-term portion	$-	$-

Revolving funding facility

$2,800,000 available to draw revolving funding facility.  Availability of payment of up to eighty (80) per-cent of eligible accounts and a percentage, decreasing at the rate of 1% per month from fifty (50) per-cent of eligible inventory in September to forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one and one half (1.5) per cent, with a minimum of four and one quarter (4.25) percent.  The balance is secured by a first lien position on all of the Company’s assets.  The facility is due as of April 30, 2010.  The Company expects that the facility will be renewed.  As of December 31, 2009 $2,682,000 was outstanding, the interest rate was 4.75%, and $118,000 was available to draw.  As of December 31, 2008, $2,722,506 was outstanding, the interest rate was 4.25%, and $178,627 was available to draw.

9. STOCK OPTIONS

The Company had adopted a stock option plan, which provided for the granting of options to certain officers, directors and key employees of the Company.  Currently, options for 200 shares of common stock have been issued under this plan and remain outstanding.  The option price, number of shares and grant date were determined at the discretion of the Company's board of directors.  Grantees vested in the options at the date of the grant.  The exercise price of each option that has been granted under the plan equals 100% of the market price of the Company’s stock on the date of the grant.  Options under this plan vest on the grant date and are exercisable for a period not to exceed 10 years from the option grant date.  Plan options are non-transferable.

During 2008 the Company issued non-plan options to officers and directors of the Company.  The option number of shares were in accordance with compensation arrangements agreed to by the Company and approved by its board of directors.  Grantees vested in the options at the date of issuance.  The exercise price of each option that has been granted equals 100% of the market price of the Company’s stock on the date of the grant.  Options under this plan vested on the grant date and were exercisable for a period not to exceed 1 year from the option grant issuance date.  All of the options have expired unexercised.

A summary of the status of the Company’s stock options as of December 31, 2009 and 2008, and changes during the years then ended is presented below (2008 numbers have been adjusted to reflect the company's 500:1 reverse stock split in 2009):

	2009		2008
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	1,274,111	$5	200	$175

Granted	-		1,273,911	5

Expired	1,273,911	5	-

Exercised	-		-

Forfeited	-		-

Outstanding at end of year	200	$175	1,274,111	$5

Exercisable at end of year	200		1,274,111

Weighted average fair value of options granted during the period	0	$0	1,273,911	$4,417,917

9. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2009.

	Weighted
Range of exercise prices	Number outstanding at 12/31/09	Average remaining contractual life	Weighted average exercise price	Number exercisable at 12/31/09

$175	200	2.58	$175	200

The Company utilized the Black Scholes valuation model for the 2008 options using the following assumptions:

Date issued	2/27/2008	12/16/2008

Dividend yield	-	-

Risk free interest rate	3.75%	2.37%

Expected life	1 Year	1 Year

Expected volatility	200.43%	339.00%

10.  WARRANTS

As part of the December, 2000 acquisition of the freight transport and freight brokerage business of Eagle Transportation Services, Inc., and Eagle Transport, Inc., the Sellers were granted warrants to purchase 200 shares of common stock exercisable at $1,250 per share and 150 shares of common stock exercisable at $1,500 per share, exercisable after one year and expiring in 10 years (2010).

On August 5, 2002, Gasel and S. Gene Thompson executed an Employment Agreement outlining the terms and conditions of Mr. Thompson’s employment as Vice President and Chief Financial Officer.  In accordance with the terms of this agreement, Mr. Thompson was given 50 shares of common stock, no par value, of the Company; warrants to purchase an additional 50 shares of common stock, no par value, of Gasel at an exercise price of $175 per share; and will receive additional warrants to purchase 100 shares of common stock in the future at the market price effective on the grant dates, which were to be given on January 1, 2003 and January 2, 2004.  The warrants may be exercised at any time within a 10-year period after the date of issuance.  In the event the Company shall terminate Mr. Thompson’s employment prior to the end of the three year term, or should Gasel enter into a merger or other combination with another company, then the grant date of future warrants shall be accelerated to the date of such merger, combination or termination.

In connection with the Securities Purchase Agreement of July 20, 2006, (the “SPA”) the Company issued 5 year warrants to purchase 3,162,300 shares of the Company’s common stock at $1.167 per share; and 3,162,300 shares of the Company’s common stock at $2.00 per share. The warrant exercise prices were subsequently adjusted to $0.677 and $1.157 respectively. The Company has reviewed all of the provisions of these warrants and has determined in accordance with the applicable accounting literature, these warrants qualify as equity instruments.

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

The factors used by the Company in determining fair value were: closing stock price at the date of the issuance ($20.00), the exercise prices ($1.167 and $2.00), the expected life in years (5 years), the historical volatility of 418.05% was determined by observing the stock price on the issue date and the same date of the eleven prior months, and the discount rate utilized was 2.25%.  These factors yielded fair values of $421,636 for each of the warrants issued, a sum of $843,272.

All of the above amounts and prices were adjusted for the 500:1 reverse stock split which occurred in December, 2009.

10.  WARRANTS (CONTINUED)

	2009		2008
	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at Beginning of year (A)	6,325,000	$0.915	6,325,000	$0.915

Granted	-		-

Exercised	(4,399,724)		-

Expired	-

Outstanding at end of year	1,925,276		6,325,000

Warrants exercisable at year end	1,925,276		6,325,000

(A) Adjusted for 500:1 reverse stock split accomplished in 2009.

