Form 10-Q
period 2010-03-31
Precision Aerospace Components, Inc.
filed 2010-05-13
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ____ NO_____

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

Number of shares outstanding of the registrant’s common stock, as of May 10, 2010:  2,824,875

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Income (Loss)— (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4 and 4T	Controls and Procedures	13

PART II OTHER INFORMATION
Item 6.	Exhibits	14

Signatures		14

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):	Pages

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and
December 31, 2009 (Audited)	4

Condensed Consolidated Statements of Operations for the Three Months
Ended March 31, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-10

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$290,084	$198,971
Accounts receivable, net	938,755	778,450
Inventory, net	4,759,105	5,087,712
Prepaid expenses	32,682	5,941
Prepaid income taxes	20,802	69,374
	6,041,428	6,140,448

PROPERTY AND EQUIPMENT - Net	99,632	120,458

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,387,504	$8,507,350

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$131,390	$210,542
Loan payable-current portion	2,517,000	2,682,000
	2,648,390	2,892,542

LONG -TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,648,390	2,892,542

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock A $.001 par value; 7,100,000 shares authorized ; 6,011,301 shares issued
and outstanding March 31, 2010 and 6,123,301 shares issued and outstanding December 31, 2009	6,011	6,123
Common stock, $.001 par value; 100,000,000 shares authorized; 1,840,004 shares issued
and outstanding March 31, 2010 and 1,753,279 shares issued and outstanding December 31, 2009	1,840	1,753
Additional paid-in capital	11,103,423	11,103,398
Accumulated deficit	(5,372,160)	(5,496,466)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,739,114	5,614,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,387,504	$8,507,350

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

TOTAL REVENUE	2,311,010	2,662,424

TOTAL COST OF GOODS SOLD	1,546,679	1,854,472

GROSS PROFIT	764,331	807,952

OPERATING EXPENSES
General and administrative expenses	464,126	463,829
Professional Fees	75,012	85,948
Depreciation	20,826	20,068
Total Operating Expenses	559,964	569,845

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	204,367	238,107

OTHER INCOME (EXPENSE)
Interest expense	(31,489)	(22,881)
	(31,489)	(22,881)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	172,878	215,226

Provision for income taxes	48,572	69,406

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$124,306	$145,820

NET INCOME (LOSS) PER BASIC SHARES	$0.07	$2.19

NET INCOME (LOSS) PER DILUTED SHARES	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	1,809,797	66,649

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	12,608,330	17,548,393

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$124,306	$145,820

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	20,826	20,068

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(160,305)	(192,960)
Decrease (increase) in inventory	328,607	(324,628)
Decrease (increase) in prepaid expenses	(26,741)	(26,740)
Decrease (increase) in prepaid income taxes	48,572	59,060

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(79,152)	261,216
Total adjustments	131,807	(203,984)

Net cash provided by (used in) operating activities	256,113	(58,164)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	-	-

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) loan payable IDB Bank	(165,000)	100,000
Proceeds from (payment on) subordinated note	-	(75,000)

Net cash provided by (used in) financing activities	(165,000)	25,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,113	(33,164)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	198,971	176,483

CASH AND CASH EQUIVALENTS - END OF PERIOD	$290,084	$143,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$31,489	$22,881
Income taxes paid	$-	$10,346

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Conversion of preferred stock into common stock	25	-

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at March 31, 2010.  For the three months ended March 31, 2010, $21,350 was written off.  For the similar period in 2009, $30,315 was written off.

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

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Goodwill and Other Intangible Assets

FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets” addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In conjunction with the purchase of Freundlich assets and acquisition of DFAS in July 2006, goodwill was recognized at $2,221,744.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The Company tests for impairment on an annual basis or based upon facts that may occur.

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 46 percent of the Company’s total sales for the quarter ended March 31, 2009 and 53 percent for the year to date.  No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Shipping and Handling Costs and Fees

The Company records freight cost on merchandise purchased to cost of goods sold and freight and delivery charges on sales to selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with FASB Codification Topic 740 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

	March 31, 2010	December 31, 2009

Furniture and fixtures	$2,392	$2,392
Equipment and other	375,590	375,590
Leasehold improvements	6,487	6,487
	384,469	384,469

Less accumated depreciation and amortization	(284,837)	(264,011)

Property and equipment, net	$99,632	$120,458

Depreciation expense for the three months ended March 31, 2010 and 2009 was $ 20,826 and 20,086, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009

Accounts payable	$131,390	$184,270
Accrued expenses	-	26,272
Total	$131,390	$210,542

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013.  The lease has an option for renewal for five years at the company's option.  The rental rate is $12,797 per month.  The Company can terminate the lease upon six months notice.

The Company has guaranteed the Freundlich revolving funding facility as more completely described in Note 6.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (UNAUDITED)

6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of March 31, 2010 and December 31, 2009 consists of the following:

	March 31, 2010	December 31, 2009

Revolving funding facility. Due April 30, 2010 (See below).	$2,517,000	$2,682,000

	$2,517,000	$2,682,000

Revolving Funding Facility

The Company has a $2,800,000 available to draw revolving funding facility.  Availability of payment of up to eighty (80) per-cent of eligible accounts receivable and a percentage, decreasing at the rate of 1% per month from fifty (50) per-cent of eligible inventory in September 2009 to forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts receivable are those domestic accounts receivable not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one and one half (1.5) per cent, with a minimum of four and one quarter (4.25) percent.  The balance is secured by a first lien position on all of the Company’s assets.  The facility is due as of April 30, 2010.  The Company expects that the facility will be renewed.  As of March 31, 2010 $2,517,000 was outstanding, the interest rate was 4.75%, and $159,504 was available to draw.  As of March 31, 2009, $2,822,506 was outstanding, the interest rate was 4.25%, and $177,494 was available to draw.  After the period of this report, the facility was extended to June 30, 2010, pending preparation by the bank of a longer term approval.

7. OPTIONS AND AGREEMENTS

On February 27, 2008 the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO.  Subsequent to the date of this report, on April 7, 2010, the employment agreement was revised and renewed.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the three months ended March 2010 may not be indicative of the results for the entire year.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of approximately 6,200 SKUs comprised of more than 19 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented approximately 53%, of our total sales, last year for the quarter our sales to the Department of Defense represented approximately 46% percent of our total sales.  No other customer accounts for more than 10% of our sales.

The Company’s sales and gross profit for the first quarter this year was below that achieved in the same period last year; however gross margins improved and operating expenses were reduced so that our net income was only slightly below last year.  Additionally, with the reduction in outstanding financing, and accounts payable, our balance sheet position continued to improve.  New purchase orders from customers continued the increasing trend that started in the last quarter of last year, however the level of ordering is still below the level seen by the Company in the first quarter of 2009.  Our material order lead times have continued to be reduced and are now at or close to historical normal lead times for the various items we stock and distribute.  Pricing has also generally stabilized.  The Company has not seen any meaningful price reductions during the slowdown and there have been some continuing increases - most probably due to the fact that there are few remaining producers of the various specialized fastener types and these duopolies and triopolies are substantially immune from normal competitive market pressures and do not feel obliged to pass through the benefits they achieve from reduced raw material costs..  Consequently the Company’s inventory has held its value, although the reduced lead times have enabled a reduction in our investment in inventory.  Until the inflation which the Company is anticipating occurs, the inventory investment pressures which have afflicted the Company in the recent past have abated, thereby improving the discretionary cash flow available to the Company.

The Company’s consolidated revenues decreased over 13% in the quarter to $2,311,010 from $2,662,424 in the comparable period last year.  This was the result of a substantially reduced backorder base which was being fulfilled along with a stronger, but still comparatively weak, new order activity and exacerbated by a February which had several days of weather disruptions.

The Company’s gross profit of $764,331 is about 5% less than the gross profit of $807,952 for the same 3 month period last year.  However, this gross profit is approximately 33% percent of revenues as opposed to approximately 30% for the same period last year.  This increase in margin was due to the margins on sales of smaller orders being higher than are those on larger orders, as well as the stabilizing of material prices which allowed the maintenance of margins on older government contracts.  In the period of rising prices, margins on these contracts eroded, hurting the overall Company margins, because the increase in allowable cost recoupment by the Company on the older government contracts was insufficient to keep up with the increases in the cost of goods.
Overall expenses remained about constant resulting in a net income before provision of income taxes of $172,878 this year compared to $215,226 last year.

The Company’s cash and equivalents increased by over $90,000 to $290,084 from $198,971 at the end of last year.  Accounts receivable increased by $198,971 to $938,755 from $778,450 at the end of last year because of the substantially stronger March sales than December sales.  The Company continued to reduce its inventory, by $328,627, to $4,759,105 from $5,087,712 at the end of last year, as deliveries stabilized at levels more consistent with the reduced lead times presently available to the Company.

The reduction in inventory and the Company’s profits from sales have enabled the Company to reduce its accounts payable by nearly $80,000 to $131,390 from $210,542 at the end of last year while also starting to pay down its bank loan by $165,000 to $2,517,000 from $2,682,000 at the end of last year. The Company has used available cash above its desired safety level to take advantage of discounts with certain of its suppliers, which, at present interest rates, provides it a savings in preference to paying down the balance on its line of credit.  The Company is usually in a position to take advantage of the discounts offered.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company’s net assets (total assets less total liabilities) at the end of the period, $5,739,114, were nearly $125,000 greater than the $5,614,808 at the end of last year.  This continues the Company’s growth in net assets which reflect the continued strong operations of the Company, even during a period of difficult market conditions.

The Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2010 and the present cash flow from the activities of Freundlich and its financing facility is sufficient to meet the Company’s cash requirements, assuming it receives inventory in orderly fashion as has been the case; however, additional financing will be necessary to more rapidly increase operations and expand operations.

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.  Freundlich does not presently anticipate making further hires; however, it is possible that it may make an additional hire to improve business operations.  Presently many Company level activities are either outsourced or handled at the Freundlich level.

Subsequent Events:

On April 7, 2010, the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO.  The Agreement is on the same terms as his automatically renewed prior agreement and has similar renewal provisions.  The initial term of the Agreement runs through September 30, 2010 with automatic one year extensions if not terminated.  For particulars see the attached exhibit 10.1.to the Company’s 8-K filed on April 13, 2010.  Additionally, on April 7, 2010,also as reported in that  8-K,  the Board also approved the issuance of 967,821 shares of the Company’s Common Stock to Mr. Prince for his serving as the Company’s President and CEO and previously as a Director.

As reported on the Company’s 8-K filed on May 5, 2010, the existing financing agreement, entered into August 31, 2009 and modified on November 5, 2009, guaranteed by Precision Aerospace Components, Inc. (the “Company”), between Freundlich Supply Company, Inc. (“Freundlich”), the Company’s wholly-owned subsidiary, and Israel Discount Bank of New York (“IDB”) was extended through June 30, 2010, pending preparation by IDB of a longer term approval.  All other terms of the financing remain the same.

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

ITEM 4 & 4T CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about March 10, 2010.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

In addition, the Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last evaluation, on or about March 10, 2010, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of March 31, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: May 13, 2010	PRECISION AEROSPACE COMPONENTS, INC.

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