Form 10-Q
period 2010-06-30
Precision Aerospace Components, Inc.
filed 2010-08-10
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [X] No [  ]

Number of shares outstanding of the registrant’s common stock, as of August 3, 2010:  2,825,079

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

INDEX

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):	Pages

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and
December 31, 2009	4

Condensed Consolidated Statements of Operations for the Six and Three Months
Ended June 30, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-10

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$309,662	$198,971
Accounts receivable, net	893,387	778,450
Inventory, net	4,845,662	5,087,712
Prepaid expenses	23,769	5,941
Prepaid income taxes	40,672	69,374
	6,113,152	6,140,448

PROPERTY AND EQUIPMENT - Net	94,785	120,458

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,454,381	$8,507,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$242,811	$210,542
Loan payable-current portion	2,367,000	2,682,000
	2,609,811	2,892,542

LONG -TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,609,811	2,892,542

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized ; 6,462,378 shares issued
and outstanding June 30, 2010 and 6,123,301 shares issued and outstanding December 31, 2009	6,462	6,123
Common stock, $.001 par value; 100,000,000 shares authorized; 2,825,079 shares issued
and outstanding June 30, 2010 and 1,753,483 shares issued and outstanding December 31, 2009	2,825	1,753
Additional paid-in capital	11,187,671	11,103,398
Accumulated deficit	(5,352,388)	(5,496,466)
TOTAL STOCKHOLDERS' EQUITY	5,844,570	5,614,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,454,381	$8,507,350

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

TOTAL REVENUE	$4,531,660	$5,464,438	$2,220,650	$2,802,014

TOTAL COST OF GOODS SOLD	3,064,220	3,878,334	1,517,541	2,023,862

GROSS PROFIT	1,467,440	1,586,104	703,109	778,152

OPERATING EXPENSES
General and administrative expenses	1,038,727	956,208	574,601	492,379
Professional Fees	161,182	151,033	86,170	65,085
Depreciation	41,923	40,310	21,097	20,242
Total Operating Expenses	1,241,832	1,147,551	681,868	577,706

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	225,608	438,553	21,241	200,446

OTHER INCOME (EXPENSE)
Interest expense	(51,075)	(61,820)	(19,586)	(38,939)
	(51,075)	(61,820)	(19,586)	(38,939)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	174,533	376,733	1,655	161,507

Provision (benefit) for income taxes	30,455	113,781	(18,117)	44,375

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$144,078	$262,952	$19,772	$117,132

NET INCOME (LOSS) PER BASIC SHARES	$0.06	$3.95	$0.01	$1.76

NET INCOME (LOSS) PER DILUTED SHARES	$0.01	$0.02	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	2,284,878	66,649	2,759,421	66,649

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	13,070,657	16,278,382	13,527,646	16,678,330

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$144,078	$262,952

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	41,923	40,310
Inventory writedown	53,334	108,996
Stock Based Compensation	85,684	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(114,937)	(23,824)
Decrease (increase) in inventory	188,716	(557,371)
Decrease (increase) in prepaid expenses	(17,828)	(17,827)
Decrease (increase) in prepaid income taxes	28,702	92,614

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	32,269	79,009
Increase (decrease) in income taxes payable	-	15,757
Total adjustments	297,863	(262,336)

Net cash provided by (used in) operating activities	441,941	616

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(16,250)	(6,880)

Net cash (used in) investing activities	(16,250)	(6,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable IDB Bank	-	100,000
(Payment on) loan payable IDB Bank	(315,000)	(25,000)
Proceeds from (payment on) subordinated note	-	(75,000)

Net cash provided by (used in) financing activities	(315,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,691	(6,264)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	198,971	176,483

CASH AND CASH EQUIVALENTS - END OF PERIOD	$309,662	$170,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$51,075	$61,820
Income taxes paid	$1,753	$20,397

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method.  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time. Therefore any inventory item for which the Company has not had any transactions within the past five years is reduced to a zero value.  Inventory consists of finished goods for resale at June 30, 2010.  For the six months ended June 30, 2010, $53,334 was written off.  For the similar period in 2009, $108,996 was written off.

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

** Shorter of life or lease term.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (UNAUDITED)

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets” addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The Company tests for impairment on an annual basis or based upon facts that may occur.

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 55 percent of the Company’s total sales for the quarter ended June 30, 2010 and 54 percent for the year to date; for the similar periods in 2009 such sales were 54 percent and 50 percent respectively. No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (UNAUDITED)

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

	June 30, 2010 (Unaudited)	December 31, 2009

Furniture and fixtures	$2,392	$2,392
Equipment and other	391,840	375,590
Leasehold improvements	6,487	6,487
	400,719	384,469

Less accumulated depreciation and anirtuzatuib	(305,934)	(264,011)

Property and equipment, net	$94,785	$120,458

Depreciation expense for the six months ended June 30, 2010 and 2009 was $41,923 and $40,310, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009

Accounts payable	$242,811	$184,270
Accrued expenses	-	26,272
Total	$242,811	$210,542

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013.  The lease has an option for renewal for five years at the Company's option.  The rental rate is $12,979 per month.  The Company can terminate the lease upon six months notice.

The Company has guaranteed the Freundlich revolving funding facility as more completely described in Note 6.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (UNAUDITED)

6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009

Revolving funding facility. Due August 31, 2010 (See below).	$2,367,000	$2,682,000

	$2,367,000	$2,682,000

Revolving Funding Facility

The Company has a $2,800,000 available to draw revolving funding facility.  Availability of payment of up to eighty (80) per-cent of eligible accounts receivable and a percentage, decreasing at the rate of 1% per month from fifty (50) per-cent of eligible inventory in September 2009 to forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts receivable are those domestic accounts receivable not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that inventory which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance is the prime rate plus one and one half (1.5) per cent, with a minimum of four and one quarter (4.25) percent.  The balance is secured by a first lien position on all of the Company’s assets.  The facility is due as of August 31, 2010.  The Company expects that the facility will be renewed.  As of June 30, 2010, $2,367,000 was outstanding, the interest rate was 4.75%, and $223,637.83 was available to draw.  As of June 30, 2009, $2,797,506 was outstanding, the interest rate was 4.25%, and $202,494 was available to draw.

7. OPTIONS AND AGREEMENT

On April 7, 2010, the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO.  In the event of termination the Company could be labile for up to twelve months salary.

8. SECURITIES EVENTS

On April 7, 2010, the Board approved the issuance of 984,871 shares of the Company’s Common Stock to Management and Directors which were fully vested upon issuance.  The Company recognized a compensation charge of $ 85,684.

On June 30, 2010, the Company agreed to exchange all of the remaining warrants issued in connection with the Company’s July 20, 2006 Securities Purchase Agreement for shares of its convertible preferred stock.  The warrants could have acquired an aggregate 1,812,874 shares of the Company’s common stock at their exercise prices.  The warrants have been converted into 339,077 shares of the Company’s Series A Preferred Stock which are convertible into 526,927 shares of the Company’s Common Stock.  The exchange is at the rate of one A Warrant (which could have purchased a share of the Company’s common stock at $0.677 per share) and one B Warrant (which could have purchased a share of the Company’s common stock at $1.157 per share), collectively, or four B warrants, for 0.386 shares of the Company’s Series A Convertible Preferred stock the “Preferred Shares”).  Each Preferred Share is convertible into 1.554 shares of the Company’s common stock.  The Company completed the exchange upon the execution of the agreement with the warrant holder.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-K report for the year ended 2009 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the six months ended June 2010 may not be indicative of the results for the entire year.

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

Freundlich is a niche player in the North American aerospace fastener industry.  The fastener distribution industry is highly fragmented with no single company holding a dominant position.  Freundlich currently focuses on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.  Freundlich competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in its supplier base.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of approximately 6,200 SKUs comprised of more than 19 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented approximately 55%, of our total sales, last year for the quarter our sales to the Department of Defense represented approximately 54% percent of our total sales.  For the year to date, sales to the Department of Defense represented approximately 54%, of our total sales, last year for the same period our sales to the Department of Defense represented approximately 50% percent of our total sales.  No other customer accounts or accounted for more than 10% of our sales.

The Company’s sales and gross profit for the second quarter this year and the year to date were below that achieved in the same periods last year; however gross margins improved to reduce the impact on net income.  Non cash expenses in the form of stock based compensation also reduced operating income for the quarter and year to date.  Additionally, with the reduction in outstanding financing, our balance sheet position continued to improve.  New purchase orders from customers continued the increasing trend that started in the last quarter of last year until June, at which point ordering stalled, however for the entire quarter the level of bookings substantially exceeded the depressed level seen by the Company in the second quarter of 2009 and the total bookings for the first six months exceeded bookings for the similar period last year.  Pricing and product availability have generally stabilized.

The Company’s consolidated revenues decreased over 20% in the quarter to $2,220,650 from $2,802,014 in the comparable period last year; for the year to the end of the six month period the revenues decreased by 17%, to 4,531,660 from 5,464,538.  This was the result of a reduced backorder base which was being fulfilled along with a stronger, but still comparatively weak, new order activity and a quality failure, discovered by the Company, of a large product receipt which prevented its sale within the quarter of this report.

The Company’s gross profit of $703,109 is about 10% less than the gross profit of $778,152 for the same 3 month period last year, and about 8% less for the 6 month period, to $4,531,660 from $5,464,438.  However, this gross profit is approximately 32% percent of revenues for each of the three and six month periods as opposed to approximately 28% and 29% for the same periods last year.  This increase in margin was due to the margins on sales of smaller orders being higher than are those on larger orders, as well as the stabilizing of material prices which allowed the maintenance of margins on older government contracts.  In the period of rising prices, margins on these contracts eroded, hurting the overall Company margins, because the increase in allowable cost recoupment by the Company on the older government contracts was insufficient to keep up with the increases in the cost of goods.

The increase in operating expenses, to $681,868 from $577,706 for the quarter and $1,241832 from $1,147,551, was substantially due to a one-time $85,684 non cash, stock compensation expense, which occurred in the 2nd quarter.

The Company’s cash and equivalents have increased by over $110,000 to $309,662 from $198,971 at the end of last year.  Accounts receivable increased by nearly $115,000 to $893,387 from $778,450 at the end of last year because of the stronger recent sales than at the end of last year.  The Company has reduced its inventory, by over 240,000, to $4,845,662 from $5,087,712 at the end of last year, as deliveries stabilized at levels more consistent with the reduced lead times presently available to the Company.

The reduction in inventory and the Company’s profits from sales has enabled the Company to pay down its bank loan by $315,000 to $2,367,000 from $2,682,000 at the end of last year.  The Company has used available cash above its desired safety level to take advantage of discounts with certain of its suppliers.  The Company is usually in a position to take advantage of the discounts offered.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company’s net assets (total assets less total liabilities) at the end of the period, $5,844,570, were about $230,000 greater than the $5,614,808 at the end of last year.  This continues the Company’s growth in net assets which reflect the continued strong operations of the Company, even during a period of difficult market conditions.

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

Subsequent Events:

As reported on the Company’s 8-K filed on July 2, 2010, the existing financing agreement, entered into August 31, 2009 and modified on November 5, 2009, guaranteed by Precision Aerospace Components, Inc. (the “Company”), between Freundlich Supply Company, Inc. (“Freundlich”), the Company’s wholly-owned subsidiary, and Israel Discount Bank of New York (“IDB”) was extended through August 31, 2010, pending preparation by IDB of a longer term approval.  All other terms of the financing remain the same.

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

ITEM 4 & 4T CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2010 on or about July 15, 2010.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

In addition, the Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about March 10, 2010, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of June 30, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: August 9, 2010	PRECISION AEROSPACE
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