Form 10-K/A
period 2009-12-31
Precision Aerospace Components, Inc.
filed 2010-09-22
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark one)
FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes     [XX ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a date within the last 60 days, March 15, 2010: $2,718,645

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
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

All items of the Company’s Form 10-K annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 other than the Financial Statements in Item 8 thereto (which have been changed only to reflect the removal of the statements “The report is a copy of the previously issued report.  The predecessor auditor has not reissued the report.” These statements had originally appeared at the bottom of the Bagell, Josephs, Levine report in Item 8) and exhibits 31.1;31.2; and 32.1.

INTRODUCTORY NOTE

This amendment to Precision Aerospace Components, Inc. (the "Company") form 10K for the fiscal year ended December 31, 2009 is being submitted in response to an August 26, 2010 SEC comment letter requiring the correction.

Although Financial Statements within the Item 8 - are being resubmitted, the only change is to the one-page report from Bagell, Josephs, Levine & Company, L.L.C. included within the Financial Statements. The only change to that report has been the removal of the statements "The report is a copy of the previously issued report. The predecessor auditor has not reissued the report". These statements had originally appeared at the bottom of the report in the originally filed Financial Statements.

The report as originally included, with the statements set forth above, had been prepared in accordance with guidance received from the PCAOB.  The SEC has taken a contrary view of the requirements and required this amendment.

Other than the removal of the two aforementioned statements in the auditor's report, there have been no changes to the Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company follow:

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: September 22, 2010	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	September 22, 2010
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	September 22, 2010
Alexander Kreger

/s/ Robert Adler	Director	September 22, 2010
Robert Adler

/s/ Donald Barger, Jr.	Director	September 22, 2010
Donald Barger, Jr.

/s/ David Walters	Director	September 22, 2010
David Walters