Form 10-Q
period 2010-09-30
Precision Aerospace Components, Inc.
filed 2010-11-08
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Number of shares outstanding of the registrant’s common stock, as of November 1, 2010:  2,825,079

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — (Unaudited)	2

	Condensed Consolidated Statements of Operations — (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 and 4T	Controls and Procedures	12

PART II OTHER INFORMATION
Item 6.	Exhibits	14

Signatures		14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

INDEX

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):	Pages

Condensed Consolidated Balance Sheets as of September 30, 2010(Unaudited) and
December 31, 2009	2

Condensed Consolidated Statements of Operations for theNine and Three Months
Ended September 30, 2010 and 2009 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for theNine Months
Ended September 30, 2010 and 2009(Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-9

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$181,952	$198,971
Accounts receivable, net	1,004,155	778,450
Inventory, net	5,100,044	5,087,712
Prepaid expenses	14,856	5,941
Prepaid income taxes	-	69,374
	6,301,007	6,140,448

PROPERTY AND EQUIPMENT - Net	75,187	120,458

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,622,638	$8,507,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$376,647	$210,542
Income taxes payable	28,239	-
Loan payable-current portion	2,292,000	2,682,000
	2,696,886	2,892,542

LONG -TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,696,886	2,892,542

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized ; 6,462,378 shares issued
and outstanding September 30, 2010 and 6,123,301 shares issued and outstanding December 31, 2009	6,462	6,123
Common stock, $.001 par value; 100,000,000 shares authorized; 2,825,079 shares issued
and outstanding September 30, 2010 and 1,753,483 shares issued and outstanding December 31, 2009	2,825	1,753
Additional paid-in capital	11,187,671	11,103,398
Accumulated deficit	(5,271,206)	(5,496,466)
TOTAL STOCKHOLDERS' EQUITY	5,925,752	5,614,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,622,638	$8,507,350

The accompanying notes are an integral part of these condensed consolidted financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

TOTAL REVENUE	$7,217,251	$7,826,999	$2,685,591	$2,362,561

TOTAL COST OF GOODS SOLD	4,927,223	5,464,927	1,863,003	1,586,593

GROSS PROFIT	2,290,028	2,362,072	822,588	775,968

OPERATING EXPENSES
General and administrative expenses	1,553,203	1,406,809	514,476	450,601
Professional Fees	228,542	222,659	67,360	71,626
Depreciation	63,561	60,642	21,638	20,332
Total Operating Expenses	1,845,306	1,690,110	603,474	542,559

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	444,722	671,962	219,114	233,409

OTHER INCOME (EXPENSE)
Interest expense	(80,080)	(104,832)	(29,005)	(43,012)
	(80,080)	(104,832)	(29,005)	(43,012)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	364,642	567,130	190,109	190,397

Provision (benefit) for income taxes	139,382	205,449	108,927	91,668

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$225,260	$361,681	$81,182	$98,729

NET INCOME (LOSS) PER BASIC SHARES	$0.09	$5.43	$0.03	$1.48

NET INCOME (LOSS) PER DILUTED SHARES	$0.02	$0.02	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	2,467,593	66,649	2,825,079	66,649

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	13,002,225	16,543,549	12,867,617	17,545,113

The accompanying notes are an integral part of these condensed consolidted financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$225,260	$361,681

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	63,561	60,642
Inventory writedown	97,972	160,628
Stock Based Compensation	85,684	-
Bad debt expense	34,486	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(260,191)	(142,099)
Decrease (increase) in inventory	(110,304)	(735,975)
Decrease (increase) in prepaid expenses	(8,915)	24,839
Decrease (increase) in prepaid income taxes	69,374	98,616

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	166,105	122,921
Increase (decrease) in income taxes payable	28,239	74,664
Total adjustments	166,011	(335,764)

Net cash provided by (used in) operating activities	391,271	25,917

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(18,290)	(16,766)

Net cash (used in) investing activities	(18,290)	(16,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable IDB Bank	-	100,000
(Payment on) loan payable IDB Bank	(390,000)	(25,000)
Proceeds from (payment on) subordinated note	-	(75,000)

Net cash provided by (used in) financing activities	(390,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,019)	9,151

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	198,971	176,483

CASH AND CASH EQUIVALENTS - END OF PERIOD	$181,952	$185,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$80,080	$93,195
Income taxes paid	$36,427	$27,329

The accompanying notes are an integral part of these condensed consolidted financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method.  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time. Therefore any inventory item for which the Company has not had any transactions within the past five years is reduced to a zero value.  Inventory consists of finished goods for resale at September 30, 2010. For the nine months ended September 30, 2010,$97,972was written off.For the similar period in 2009, $160,628was written off.

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
SEPTEMBER 30, 2010
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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 58 percent of the Company’s total sales for the quarter ended September 30, 2010 and 55percent for the year to date; for the similar periods in 2009 such sales were 54 percent and 51 percent respectively.No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Shipping and Handling Costs and Fees

The Company records freight cost on merchandise purchased to cost of goods sold and freight and delivery charges on sales to selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with FASB Codification Topic 740 “Accounting for Income Taxes”which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss)per Common Share

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

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

3. PROPERTY AND EQUIPMENT-NET

Substantially all of the Company's property and equipment are pledged as collateral for its loans.

	September 30, 2010	December 31, 2009
	(Unaudited)

Furniture and fixtures	$2,392	$2,392
Equipment and other	393,880	375,590
Leasehold improvements	6,487	6,487
	402,759	384,469

Less accumated depreciation and amortization	(327,572)	(264,011)

Property and equipment, net	$75,187	$120,458

Depreciation expense for the nine months ended September 30, 2010and 2009 was $63,561and $60,642, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Accounts payable	$376,647	$184,270
Accrued expenses	-	26,272
Total	$376,647	$210,542

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

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

6. SHORT-TERM DEBT AND LINE OF CREDIT

Short-term debt as of September 30, 2010 and December 31, 2009 consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Revolving funding facility due July 31, 2011 (see below)	$2,292,000	$2,682,000

	$2,292,000	$2,682,000
Revolving Funding Facility

The Company has a $2,800,000 available to draw revolving funding facility.  Availability of payment of up to eighty (80) per-cent of eligible accounts receivable and forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts receivable are those domestic accounts receivable not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that inventory which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance is the prime rate plus one (1) per cent. The balance is secured by a first lien position on all of the Company’s assets. The facility is due as of July 31, 2011. The Company expects that the facilitywill be renewed. As of September 30, 2010, $2,292,000 was outstanding, the interest rate was 4.25%, and $501,751 was available to draw.As of September 30, 2009, $2,797,506 was outstanding, the interest rate was 4.25%, and $2,494 was available to draw.

7. OPTIONS AND AGREEMENT

On April 7, 2010, the Board of Directors of the Company (the “Board”) approved an employment agreement (the “Agreement”) with Andrew S. Prince, the Company’s President and CEO. In the event of termination the Company could be liable for up to twelve months salary.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements.Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-K report for the year ended 2009 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, included herein.The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.The results for the nine months ended September 2010 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The Company's operations are presently carried out through its wholly-owned Freundlich Supply Company, Inc. (“Freundlich”) subsidiary.

Freundlich and, through it, the Company is a stocking distributor of aerospace quality, internally-threaded fasteners.Freundlich distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company’s products are manufactured, by others, to exacting specifications or are made from raw material that provides strength and reliability required for aerospace applications.

Freundlich is a niche player in the North American aerospace fastener industry.The fastener distribution industry is highly fragmented with no single company holding a dominant position.Freundlich currently focuses on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for seven of the premier nut manufacturers in the United States.Freundlich competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in its supplier base.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of approximately 6,200 SKUs comprised of more than 19 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.Freundlich sells its products pursuant to written purchase orders from its customers.All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.During this quarter, sales to the Department of Defense represented approximately 58%, of our total sales, last year for the quarter our sales to the Department of Defense represented approximately 54% percent of our total sales.For the year to date, sales to the Department of Defense represented approximately 55%, of our total sales, last year for the same period our sales to the Department of Defense represented approximately 51% percent of our total sales.No other customer accounts or accounted for more than 10% of our sales.

The Company’s sales and gross profit for this quarter were greater than for the comparable period last year; despite this better quarter, sales and both gross and net profits for the year still trailthe level attained last year.  Our gross profit margin was below the similar quarter last year, but is still slightly greater for the year to date.  Non-cash expenses in the form of stock based compensationhave reduced operating income for the year to date.With the further reduction in the need for outstanding financing,our balance sheet position has continued to improve.New purchase orders from customers have not exhibited any consistency and were weakening as the quarter progressed, however for the entire quarter the level of bookingssubstantially exceeded the depressed level seen by the Company for the same period in 2009 and the total bookings for the year to date have exceeded bookings for the similar period last year.  Pricing and product availability have generally stabilized.

The Company’s consolidated revenues increased over13% in the quarter to $2,685,591 from $2,362,561 in the comparable period last year; for the year to the end of the period the revenues decreased by over 7%, to $7,217,251 from $7,826,999.  This was the result of both fulfilling prior orders along with fulfilling the larger, but still comparatively weak, new order activity.

The Company’s gross profit of $822,588 is about 6% morethan the gross profit of $775,968 for the same 3 month period last year and about 3% less for the year, to $2,290,028 from $2,362,072.This gross profit as a percentage of sales is approximately 31% percent of revenues for the three month period as opposed to approximately 33% last year and is due to the order mix; for the year to dateit 32% as opposed to 30% for the same period last year.The increase in margin for the entire year was due to the margins on sales of smaller orders being higher than are those on larger orders.

The increase in operating expenses for the year to date,to $1,845,306 from $1,690,110, and $603,474 from $542,559, was substantially due to a one-time $85,684,non-cash, stock compensation expense, which occurred in the 2nd quarter and the non-collectability of a check for approximately $26,000 presented for a COD order.  The Company has historically had nearly no uncollectable accounts.

The Company’s accounts receivable have increased by over $225,000 to $1,004,155 from $778,450 at the end of last year because of the stronger recent sales than at the end of last year.  The Company’s inventory at the end of the quarter, $5,100,044 is substantially higher than the approximately $4,800,000 expected by the Company due to over $300,000 which was either delivered at the end of the quarter or is awaiting government approval to ship.  The Company’s inventory was $4,845,662at the end of the 2ndquarter and$5,087,712 at the end of last year, as deliveries stabilized at levels more consistent with the reduced lead times presently available to the Company.

The Company has applied its profits from sales and reduction in inventory to pay down its bank loan by $390,000 to $2,292,000 from $2,682,000 at the end of last year.The Company has used available cash above its desired safety level to take advantage of discounts with certain of its suppliers.  The Company is usually in a position to take advantage of the discounts offered.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.  Because of the recent shipments and forced delay in deliveries by the government, the Company’s accounts payable at the end of the quarter, $376,647 were over $190,000 more than at the end of last year, when they were $184,270.

The Company’s net assets (total assets less total liabilities) at the end of the period, $5,925,752, were about $310,000 greater than the $5,614,808 at the end of last year.This continues the Company’s growth in net assets which reflect the continued strong operations of the Company, even during a period of difficult market conditions.

As reported on the Company’s 8-K filed on October 1, 2010, On September 29, 2010, the existing guaranty by Precision Aerospace Components, Inc. (the “Company”), of the performance of Freundlich Supply Company, Inc. (“Freundlich”), the Company’s wholly-owned subsidiary, in connection with Freundlich’s agreement, entered into on the same date, between Freundlich and Israel Discount Bank of New York (the “Agreement”) and the Agreement itself were extended through July 31, 2011 on substantially the terms and conditions as in effect under the heretofore existing revolving funding facility entered on August 31, 2009 and amended on November 5, 2009.  The only change, other than new maturity date, is the decrease in the annual interest rate by ½% to Prime plus 1%, and the removal of a minimum interest rate.  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days past due; eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The balance continues to be secured by a first lien position on all of Freundlich’s assets.

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

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.Freundlich does not presently anticipate making further hires; however, it is possible that it may make an additional hire to improve business operations.  Presently many Company level activities are either outsourced or handled at the Freundlich level.

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

ITEM 4 & 4T CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and proceduresas of September 30, 2010on or about October 13, 2010.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

In addition, the Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about March 10, 2010,that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting.The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of September 30, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: November 8, 2010	PRECISION AEROSPACE
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