Form 10-K
period 2010-12-31
Precision Aerospace Components, Inc.
filed 2011-03-15
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark one)
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-30185

Precision Aerospace Components, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2200 Arthur Kill Road, Staten Island, New York	10309-1202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718)-356-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

None
Securities registered pursuant to section 12(g) of the Act:
Common Stock		OTC:BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [XX]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [XX]
Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [XX]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes     [XX] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter, $2,725,257

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  NA   [  ] Yes     [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as the latest practicable date: as of March 1, 2011 2,865,079.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Pat II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

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

The Company’s operating subsidiary and source of revenues in 2010 was Freundlich.

In the coming year the Company anticipates widespread distribution of Tiger-tight lock washers under a distribution agreement providing the company master distribution rights in North America of the product.  The washers, which the company believes are superior to any competitive product, are now readily available and manufactured in the USA; while the company carries a full line, special orders can be accommodated.  The product is presently under evaluation by several major organizations.

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

Industry Overview

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  Freundlich competes with the numerous fastener distributors which serve as authorized stocking distributors for the seven nut manufacturers in the Freundlich supplier base.  Freundlich believes that the depth of its 6,300 SKU inventory represents a competitive advantage.  As a stocking distributor, Freundlich has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs.  While this business model has allowed Freundlich to mitigate the supply shortage suffered by the industry, the extremely long supply times are creating challenges and creating shortages at Freundlich.  Regulatory requirements which require manufacturer certifications create a barrier to new supplier entry into the aerospace fastener manufacturing business beyond the usual investment and patent barriers faced by new entrants to other industries.  Certain domestic manufacturing capacity was eliminated during a post-9/11 downturn in the aerospace industry.  The industry began a turnaround in 2004, driven by increased levels of defense spending and increased commercial demand caused by new orders received by Boeing Company and others.  The increased demand exceeded the manufacturing capacity of qualified manufacturers.  Through the middle of 2008, manufacturing lead times continued to increase, as did prices. At the end of 2008 and through 2009, with the slowdown of the economy, lead times decreased.  By the end of the year the times had come down by approximately 50% from their highs in 2008.  In 2010 lead times have generally stabilized at expected levels which reflect true fabrication requirements.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our series A convertible preferred stock that may be available for future sale and the sale of these shares may depress the market price of our common stock.

The Company entered into a Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger (the “Investors”) pursuant to which the Investors purchased shares of the Company’s convertible preferred stock.  As of December 31, 2010 they held: 6,462,378 shares of the Company’s series A convertible preferred stock (the “series A preferred stock”) which, are convertible into 10,042,538 shares of the Company’s common stock.

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

Because we may be subject to the “penny stock” rules, our investors may have difficulty in selling their shares of our common stock.

“Penny Stock” is shares of stock:

o	With a price of less than $5.00 per share;
o	That are not traded on a "recognized" national exchange;
o	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
o
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

The protection provided by the federal securities laws relating to forward looking statements does not presently apply to ussince our shares are Penny Stock shares.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  Section 404 of the Sarbanes-Oxley Act requires increased control over financial reporting requirements, including documentation and testing of our internal control procedures in order to satisfy its requirements,annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments.  This section may become fully applicable to us in the future resulting in significantly increased cost due to the additional third party report required.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2.  PROPERTIES

Our principal executive office and the offices and distribution center of Freundlich is located at 2200 Arthur Kill Road, Staten Island, New York 10309.  The space is leased, pursuant to a triple net lease, by the Company through July 2013.  The space is leased for $13,498per month.  We have an option to extend our lease for this space and the Company can terminate the lease upon six months notice.  The approximately 18,000 square foot building is constructed from brick and cinder block and is maintained in excellent condition.  The space is sufficient for our present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

None

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock currently trades on the OTC:BB under the trading symbol "PAOS".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2009as reported on the web site Nasdaq.com.  It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.  (In December 2009, the Company carried out a 500:1 reverse stock split and the stock prices per share shown on that site and as reflected below have been retroactively restated to reflect that reverse stock split.)

	PRICES
	HIGH	LOW

2009
First Quarter	$10.00	$2.50
Second Quarter	$13.50	$1.50
Third Quarter	$14.00	$13.50
Fourth Quarter	$7.50	$1.50

2010
First Quarter	$3.00	$3.00	(1)
Second Quarter	$3.00	$3.00	(1)
Third Quarter	$3.00	$3.00	(1)
Fourth Quarter	$0.10	$0.10	(2)

(1)	There were no stock trades during the first second or third quarters of 2010 and no reports on the Nasdaq site. The price shown is carried forward from the last reported price in 2009.
(2)	There was one trade in the fourth quarter 2010, it was at $0.10.

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value.  As of March 1, 2011, there were 231 holders of record of the Company's common stock and 2,865,079shares issued and outstanding.

During 2010, the Board approved the issuance of 1,024,871 shares of the Company’s Common Stock to Management and Directors which were fully vested.  The Company recognized a compensation charge of $89,164.  The shares were not required to be registered pursuant to    No underwriter was employed in connection with the offer and sale.  Registrant claimed the exemption from registration in connection with such private placement offering provided under Section 4(2) of the Securities Act of 1933 and Rule 505 or Regulation D thereunder.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of March 1, 2011, there were 2 holders of record and 6,462,378 shares of series A convertible preferred stock outstanding, each of which is convertible into 1.554 shares of the Company’s common stock.  If fully converted, the preferred stock would convert into a total of 10,042,538 shares of common stock.

Dividends

Precision Aerospace has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board and will depend upon, among other factors, the Company's operations, its capital requirements, and its overall financial condition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

During 2010, the Company entered into a renewal of its line of credit.  The bank renewed on terms slightly more advantageous to the Company.  The renewal terms provided the company a $2.8 million line (same as previous) at prime plus 1% (previously prime plus 1 1/2%).  At year end the rate was 4.25%.Since both the outstanding principal amount and interest rate has been reduced, the interest expense year over year on the line has been reduced.  There was an overall interest savings of nearly $25,000 for the year ending 2010 compared to 2009.  As an annual line of credit, the line is due within a year (July 31,2011) and is a current liability.  The Company expects that it will be able to renew its present line.The amount available for the Company to draw under its credit line stood at $371,891 at the end of the year, compared with the amount available at the end of 2009 of $118,000.

The Company has paid down an additional $465,000 previously outstanding on the line. Although, primarily due to the timing of deliveries at the end of the year, accounts payable year over year increased by approximately $220,000.  Total corporate liabilities decreased by over $260,000

Additionally the Company increased its inventory by approximately $60,000 ($5,147,785 vs. $5,087,712).  This increase reflects both some new items as well as reducing occurrences where the company runs out of stock pending deliveries.  It is important to fully recognize the value of the Freundlich inventory.  Not only does Freundlich’s inventory enable Freundlich to meet customer demand and obtain orders, but a portion of the inventory is carried on the Company’s balance sheet at a value below the replacement cost were it to be reordered today.  Freundlich may have the strategic benefit over a potential new entrant of having a lower cost of goods versus the seller of newly purchased items.  Even with the current relative stabilization of prices, the replacement cost of Freundlich’s inventory is difficult to ascertain exactly, since even if the cost of each particular item is stable or increasing, the unit cost usually decreases as the quantity purchased increases.

At the end of the period the Company’s overall cash position had increased by approximately $130,000 ($328,717 vs. 198,971), as previously noted, this comparatively high cash position will be utilized to pay down the higher than normal accounts payable in the near term.

The Company’s total liabilities were reduced by approximately $250,000 ($2,644,122 vs. $2,892,542) while total assets grew by nearly $90,000 ($8,594,670 vs. $8,507,350) and our current assets grew nearly $125,000 ($6,267,282 vs. $6,140,448), so our Net Worth (total assets minus total liabilities) increased by over $335,000 to $5,950,548 (from $5,614,808).

When looking at the Company’s accumulated deficit of $5,249,890, the reader should be aware that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $2,997,934 which could not be used to offset future taxes, and in 2008 was required to incur a $4,417,917 non-cash option charge, so more than $7,400,000 of non-cash reductions have been brought to that deficit, which would otherwise be positive during the Company’s four and a half years of operations as presently constituted.

The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  It can fall back to its line of credit to meet additional liquidity needs; at the end of the year this unused capacity was $371,891.  In the present market environment, other sources of financing for continuing operations may be difficult to obtain.  The Company is hopeful that it will be able to raise additional funding to support properly structured, attractive acquisitions; market conditions will impact this.

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

The Company does not anticipate any material changes in its mix or cost of its capital resources until there is an increase in the prime rate.  An increase in the prime rate will increase the Company’s cost of borrowing, since its line of credit is priced at one percentage point over the prime rate, as it changes from time to time.  While the Company does not expect a near term increase, it anticipates that there could be substantial future increases.  The Company believes it will have sufficient cash flow to absorb reasonable additional interest expenses.  Perhaps the only good news about the very high (over 40%) marginal taxes paid by the company is that the government will pay 40% of the increased interest cost through its failure to be able to tax the decrease in our earnings.

The Company has no off balance sheet financing arrangements.

Results of Operations

The Company has not seen any recovery during 2010 from the economic malaise that has gripped the country.  Company bookings, which appeared to stabilize in mid-year, declined again in the fourth quarter.  It is unclear how the economy will fare during the coming year and what the Company’s market will show as the year unfolds.  A significant portion of the Company’s sales are to the Defense Department for aviation and nuclear repair requirements.  The Company believes that Defense Department requirements for its products should continue unabated-whether or not there are programmatic reviews of Defense Department programs.

The Company recognizes that weak economic times have resulted in reduced utilization of private aircraft.  The use of the parts the Company supplies is related to aircraft operating hours.  The decrease in aircraft flying hours has decreased demand for the products sold by the Company.  As the economy recovers, aircraft flying hours should increase.  Additionally, there should be some multiplier effect as the Company’s customers replenish their inventories.  One glimmer of good news is that as our customers order reduced quantities of individual products, the price per piece increases, so the percentage margin increases.

The weak market for their products has led our suppliers to improve their delivery times to what should be “normal” lead times for their products.  However, there is still substantial variations around the promise dates for products and actual delivery times.  It is surprising to the Company that the substantial corporations that produce a substantial amount of our products profess to have such poor internal  tracking systems that they cannot properly provide us accurate delivery information.  We have been repeatedly told that these systems are in the process of implementation.

During the past year the Company’s sales decreased nearly 4% in comparison to 2009 ($9,730,069 vs. $10,114,990).  This was reflective of the overall decline in business activity.  The Company was able to maintain its overall sales margins at approximately 31%.  As a result of market forces and the return to larger customer orders, which are sold at lower margins, this margin may decline, but if so, the absolute Gross Profit would be expected to increase since the decline would be as a result of higher sales volume.

The results of the Company’s operations in 2010 show income before provision for income taxes of $414,977; while this isless than the $603,723 in 2009, approximately $90,000 of the difference is due to the direct and indirect expenses (such as the need to engage a valuation consultant to value the shares) associated with the Company’s non-cash stock compensation expense.  The Company had no similar expense in 2009.  The Company does not anticipate substantial changes in its operating expenses for its present level of operations in the coming year.

By reducing the principal outstanding on its line of credit as well as reducing the rate of interest payable on the principal, the Company reduced its year over year interest expense by approximately $25,000.  This coming year, unless there is a substantial and unanticipated increase in the prime rate, the Company anticipates that its interest expense will remain similar to last year, reduced slightly by the reduction anticipated in the outstanding principal and the slightly reduced full year interest rate.

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

In view of the size of the operations of the Company's Freundlich operating subsidiary, and the costs involved in pursuing and consummating an acquisition, the Company will have to be selective and may have to obtain additional anticipatory financing.

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

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel.  Freundlich does not presently anticipate making further hires; however, it is possible that one or two additional staff members may be retained should business activity warrant it or appropriate candidates who could enhance the business become available.  Presently many Company level activities are either outsourced or handled at the Freundlich level.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

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

The following areas are of particular importance to the Company’s operations and available cash flow:

Inventory - The prices for replacement inventory have substantially stabilized, as have the lead times for delivery.  With few, insignificant, exceptions, none of the Company’s products in inventory have any shelf life limitations and, assuming eventual utilization, their value, from a replacement perspective meet or exceed their initial acquisition cost.  Demand for individual products extends for long durations and the Company’s business is characterized by either the immediate availability or near term availability of a product being crucial to its sale.  Sales of a particular product may occur at irregular intervals.  Consequently the Company continues to invest in a substantial inventory and to recognize a product as being no longer in demand if a sale does not occur within a five year period.  Although the product is, at the end of the five year period, reduced to a zero cost basis, it may remain in the Company’s inventory and be available for sale at a later time.

Accounts Receivable - allowance for doubtful accounts - In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors including the aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

Income Taxes - In the preparation of consolidated financial statements, the Company estimates income taxes based on the existing regulatory structures.  Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes.  The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in their recovery.  A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value.  Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters.  The Company’s tax returns are subject to audit and local taxing authorities that could challenge the company’s tax positions.  The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUTANTANTS ON (SIC) ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about February 3, 2011 for the period ended December 31, 2010.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of theevaluation.The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this 10-K as of their evaluation.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting on or about February 3, 2010 for the period ended December 31, 2010.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting were effective at the reasonable level of assurance described below as of the period covered by this Form 10-K when evaluated.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company assessed its internal control system as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company believes that, as of December 31, 2010, its system of internal control over financial reporting was effective when evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the evaluation.

ITEM 9B. OTHER INFORMATION

There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 14, 2011:

Name	Age	Position	With Company Since
Alexander Kreger	67	Director and Chairman of the Board	2006
Andrew S. Prince	67	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Robert Adler	76	Director	2006
Donald Barger	68	Secretary and Director	2008
David Walters	48	Director	2006

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

Andrew S. Prince

Mr. Prince is presently President and Chief Executive Officer of the Company.  Previously Mr. Prince was, and for the last five years has been, a principal of Prince Strategic Group LC, a strategic advisory and merchant-banking group.  Prince Strategic Group’s focus is strategic planning, acquisition/disposition advice, financial restructuring and providing crisis and interim CEO, COO management.  Mr. Prince assists large and small organizations to develop and implement their business strategies and refine their operations.  He has extensive experience in corporate financing, strategic relationship and acquisition transactions, including their financial and strategic analysis, structuring and negotiations, strategic planning and management development activities as well as background in all facets of operations in both small and large organizations.  Mr. Prince is former Deputy Assistant Secretary of the Navy (1981-1986); Mr. Prince is a director of Gibbs and Cox, a naval architectural engineering firm.  From June 1, 2004-June 1, 2006, Mr. Prince was a director of CDKnet.com.  Mr. Prince is a graduate of the United States Naval Academy, Harvard Law School and Harvard Business School.

Mr. Prince is a member of the Company’s Compensation Committee.

Robert I. Adler

From 2002 to 2003, Mr. Adler served as an investment advisor for UBS Financial Services.  In 2002, Mr. Adler served as managing director for ING Furman Selz Asset Management (“ING”).  From 1991 to 2000, Mr. Adler served as the vice president and senior investment officer of BHF Securities Corp.  Since October, 2010, Mr. Adler has served as a Director and Chairman of the Audit Committee of Dongsheng Pharmaceutical International Co., a distributor of pharmaceutical products based in Beijing, China. From April 2006 to September 2010, Mr. Adler served as a director and chairman of the audit committee of Sinoenergy Corporation, a developer and operator of retail compressed natural gas (CNG) stations as well as a manufacturer of CNG transport vehicles, natural gas conversion kits for automobiles, and gas station equipment in China. From April 2006 until May 2010, Mr. Adler served as a director and chairman of the audit committee of China Medicine Corp., a comprehensive enterprise engaging in the production and distribution of prescription and over the counter drugs, traditional Chinese medicine products, herbs and dietary-supplements, medical devices, and medical formulations in China. Mr. Adler obtained a B.A. degree from Swarthmore College and is a member of the Institute of Chartered Financial Analysts and the New York Society of Security Analysts.

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

Mr. Barger is the Company’s non-executive secretary and a member of the Company’s Compensation Committee

David Walters

Mr. Walters co-founded Monarch Bay Associates, LLC, a FINRA registered broker dealer, in 2006. Prior to Monarch Bay Associates, Mr. Walters was a principal with Monarch Bay Capital Group, LLC, a firm that provided advisory services and capital for emerging growth companies.  From 1992 through 2000, he was Executive Vice President and Managing Director in charge of capital markets for Roth Capital (formerly Cruttenden Roth), where he managed the Capital Markets group and led over 100 financings (public and private), raising over $2 billion in growth capital.  Additionally, Mr. Walters oversaw a research department that covered over 100 public companies and was responsible for the syndication, distribution and after-market trading of the public offerings.  He managed the public offerings for Cruttenden Roth, which was the most prolific public underwriter in the U.S. for deals whose post-offering market cap was less than $100 million.  Mr. Walters sat on Roth's Board of Directors from 1994 through 2000. Previously, he was a Vice President for both Drexel Burnham Lambert and Donaldson Lufkin and Jenrette in Los Angeles, and he ran a private equity investment fund.  Mr. Walters also serves as Chairman of the Board of Directors and Chief Executive of., Monarch Staffing, Inc.  Mr. Walters earned a Bachelor of Science in Bioengineering from the University of California, San Diego.

Mr. Walters is Chairman of the Company’s Compensation Committee and a member of the Company’s Audit Committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities.  Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2010, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)

Andrew Prince President, CEO and Director(1)	2010	$222,069	$-	$84,353	$-	$-	$-	$-

(1)	Mr. Prince serves as a director of the Company, but without compensation for his director services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options exercise ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards. Number of shares or units and other rights that have not vested (#)

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensaton Earnings	All Other Compensation	Total
Robert Adler	$10,000	$1,157	-	$-	$-	$-	$11,157

Alex Kreger	$10,000	$1,157	-	$-	$-	$-	$11,157

Chris Phillips	$1,500	$287	-	$-	$-	$-	$1,787

Donald Barger	$10,000	$1,053	-	$-	$-	$-	$11,053

David Walters	$9,000	$1,157	-	$-	$-	$-	$10,157

 Non-employee Directors of the Company were paid $2,500 per meeting for board meeting attendance in person and $1,500 per meeting for board meeting attendance by phone and $1,500 per meeting for each committee meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 14, 2011, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 14, 2011, the Company had 2,865,079 shares of Common Stock outstanding.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Richard Kreger 134 Lords Highway Weston, CT 06883	166,128	5.8%	5.8%

Alex Kreger	947,089	33.1%	33.1%	Executive Chairman & Director

BGRS 2005 LLC
PO 2127
Jenkintown, PA 19046	241,290	8.4%	8.4%

Robert Adler	13,300	0.5%	0.5%	Director

Andrew Prince	969,571	33.8%	33.8%	Director, President and CEO

David Walters	13,300	0.5%	0.5%	Director

Donald Barger	12,100	0.4%	0.4%	Director, Secretary

Directors and Executive Officers as a Group (5 persons)	1,955,360	68.2%	68.2%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no presently active plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of the Company’s directors, other than Mr. Prince, the Company’s President and Chief Executive Officer, are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were: $99,100 for 2010 and $91,694 for 2009.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2010 and 2009 were $-0- in 2010 and $-0- in 2009.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009 were $3,200 in 2010 and $15,000 in 2009.

All Other Fees

The aggregate fees billed for products and services provided the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2010 and 2009 were $-0- in 2010 and $-0- in 2009.

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

Listed in the Exhibit Index on page 25 hereof.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Date: March 14, 2011	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	March 14, 2011
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	March 14, 2011
Alexander Kreger

/s/ Robert Adler	Director	March 14, 2011
Robert Adler

/s/ Donald Barger, Jr.	Director	March 14, 2011
Donald Barger, Jr.

/s/ David Walters	Director	March 14, 2011
David Walters

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Restated Certificate of Incorporation	Incorporated by rreference to Exhibit 3.5 to the Company's Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Barron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.7	Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.8	Amendment to Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.9	Guaranty between Greater Bay Business Funding and Freundlich Supply Company, Inc. and Precision Aerospace Components, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.10	Loan and Security Agreement as of March 6, 2008, by and among Freundlich Supply Company, Inc. (borrower) Precision Aerospace Components, Inc. (guarantor) and Israel Discount Bank of New York (lender)	Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on March 31, 2008

10.11	Demand Grid Promissory Note/Prime Rate between Freundlich Supply Company, Inc. and Israel Discount Bank of New York.	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 30, 2010.

10.12	Line Letter for $2,800,000 Line of Credit issued by Israel Discount Bank of New York in favor of Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 30, 2010.

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

PRECISION AEROSPACE COMPONENTS, INC.AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1

PRECISION AEROSPACE COMPONENTS, INC.AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Precision Aerospace Components, Inc.

We have audited the accompanying consolidated balance sheet of Precision Aerospace Components, Inc. and subsidiaries (the “Company”), as of December 31, 2010 and 2009 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2010 and 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the consolidated results of its operations and cash flows for each of the two years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States.

/s/ Friedman LLP
New York, New York

March 14, 2011

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$328,717	$198,971
Accounts receivable	720,803	778,450
Inventory, net	5,147,785	5,087,712
Prepaid expenses	6,110	5,941
Prepaid income taxes	63,867	69,374
	6,267,282	6,140,448

PROPERTY AND EQUIPMENT - Net	80,944	120,458

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,594,670	$8,507,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$412,885	$210,542
Line of credit	2,217,000	2,682,000
	2,629,885	2,892,542

LONG -TERM LIABILITIES

Deferred tax liability	14,237	-

TOTAL LIABILITIES	2,644,122	2,892,542

COMMITMENTS AND CONTINGENCIES
	-	-
STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
at December 31, 2010 and December 31, 2009; 6,462,378 and 6,123,301 shares issued and outstanding	6,462	6,123
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
at December 31, 2010 and December 31, 2009; 2,865,079 and 1,753,279 shares issued and outstanding	2,865	1,753
Additional paid-in capital	11,191,111	11,103,398
Accumulated deficit	(5,249,890)	(5,496,466)
TOTAL STOCKHOLDERS' EQUITY	5,950,548	5,614,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,594,670	$8,507,350

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

TOTAL NET REVENUE	$9,730,069	$10,114,990

TOTAL COST OF GOODS SOLD	6,662,495	7,016,346

GROSS PROFIT	3,067,574	3,098,644

OPERATING EXPENSES
General and administrative expenses ($89,164 noncash compensation for year ended December 31, 2010 and -0- for December 31, 2009)	2,170,040	1,978,994
Professional and consulting fees	303,761	296,311
Depreciation	65,389	81,467
Total Operating Expenses	2,539,190	2,356,772

INCOME BEFORE OTHER INCOME (EXPENSE)	528,384	741,872

OTHER INCOME (EXPENSE)
Interest expense	(113,407)	(138,149)
	(113,407)	(138,149)

INCOME BEFORE PROVISION FOR INCOME TAXES	414,977	603,723

Provision for income taxes	168,401	151,120

NET INCOME APPLICABLE TO COMMON SHARES	$246,576	$452,603

NET INCOME PER BASIC SHARES	$0.10	$4.37

NET INCOME PER DILUTED SHARES	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	2,561,000	103,617

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	12,963,734	15,478,043

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2009	-	$-	-	$-	66,649	$67	$2,925,760	$(5,949,069)	$(3,023,242)

Reclassification to permanent equity	5,274,152	5,274	2,811,000	2,811	-	-	8,177,362		8,185,447

Conversion of Preferred B stock			(2,811,000)	(2811)	1,686,630	1,686	1,125		-

Conversion of A and B warrants	849,149	849					(849)		-

Net Income	-	-	-	-	-	-	-	452,603	452,603

Balance, December 31, 2009	6,123,301	$6,123	-	$-	1,753,279	$1,753	$11,103,398	$(5,496,466)	$5,614,808

Stock issued for fractional shares					204

Exercise of Common Stock A warrants					86,725	87	(87)		-

Stock issued for compensation					1,024,871	1,025	88,139		89,164

Exchange of A and B warrants	339,077	339					(339)		-

Net Income	-	-	-	-	-	-	-	246,576	246,576

Balance, December 31, 2010	6,462,378	$6,462	-	$-	2,865,079	$2,865	$11,191,111	$(5,249,890)	$5,950,548

The accompanying notes are an integral part of these consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246,576	$452,603

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	65,389	81,467
Inventory writedown	141,850	209,692
Stock Based Compensation	89,164	-
Bad debt expense	34,486	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	23,161	95,674
Decrease (increase) in inventory	(201,923)	(705,157)
Decrease (increase) in prepaid expenses	(169)	33,752
Decrease (increase) in prepaid income taxes	5,507	29,242

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	202,344	(41,989)
Increase (decrease) in deferred tax liability	14,237	-

Net cash provided by (used in) operating activities	620,622	155,284

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) of property and equipment	(25,876)	(17,290)

Net cash provided by (used in) investing activities	25,876	(17,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) line of credit	(465,000)	(40,506)
Proceeds from (payment on) subordinated note	-	(75,000)

Net cash provided by (used in) financing activities	(465,000)	(115,506)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,746	22,488

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	198,971	176,483

CASH AND CASH EQUIVALENTS - END OF YEAR	$328,717	$198,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$105,220	$138,149
Income taxes paid	$143,315	$175,843

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

Freundlich is a stocking distributor of aerospace quality, internally-threaded fasteners.  The organization from which the operating assets were acquired was founded in 1938 and had been operating in its present business line since 1940.  The Company distributes high-quality, domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.  The Company purchases products which are manufactured by others to exacting specifications and are made from raw materials that provide the strength and reliability required for aerospace applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All inter-company accounts have been eliminated.

Use of Estimates

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

Cash and Cash Equivalents

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations.  For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at December 31, 2010. The Company has not established a valuation allowance for inventory. For the year ended December 31, 2010, the Company had $126,092 inventory which became over five years without sale during the period and has been reduced to zero value. For the year ended December 31, 2009, the Company had $190,853 inventory which became over five years without sale during the period and has been reduced to zero value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Leasehold improvements	5 years **
Furniture and fixtures	7 years
Equipment and other	3-5 years

** Shorter of life or lease term.

The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted.  Such evaluation is based principally on the expected utilization of the long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired in an acquisition.  The Company performs an impairment review of goodwill on an annual basis in the fourth quarter or more frequently if circumstances change.

The impairment review involves a two-step process as follows:

•
Step 1- The Company compares the fair value of its reporting units to the carrying value, including goodwill, of each of these units.  For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2.  If the unit’s fair value exceeds the carrying value, including goodwill, no further work is performed and no impairment expense is necessary.

•
Step 2- If the Company determines in Step 1 that the carrying value of a reporting unit exceeds the fair value, the Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  This results in an implied fair value for the reporting unit’s goodwill.   The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess. The Company has determined that no impairment is needed at December 31, 2010.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective.  Tax benefits are recognized when it is probable that the deduction will be sustained.  A valuation allowance is established when it is more likely that not that all or a portion of a deferred tax asset will not be realized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Except where the result would be antidilutive to income, diluted earnings per share has been computed using the treasury stock method for the preferred stock, warrants and options, as well as their related income tax effects.

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

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 56 percent of our total sales.  No other customer accounted for greater than 10 percent of our total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Shipping and Handling Costs

Shipping and handling costs relating to sales were approximately $97,000 and $80,000 for the years ended December 31, 2010 and 2009, respectively, and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Assets and Liabilities (Continued)

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Recent Accounting Pronouncements

In May of 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 855-10, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009.  FASB ASC 855-10 is only disclosure-related, and it does not have an impact on the Company’s financial position and results of operations

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS No. 166 has not yet been superseded by FASB Accounting Standards Codification Topic 105. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The adoption SFAS No. 166 will not presently have a material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 162”). Under ASC 105-10, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 will not presently have a material impact on the Company’s financial position or results of operations.

3. PROPERTY AND EQUIPMENT

	2010	2009

Furniture and fixtures	$2,392	$2,392
Equipment and other	401,466	375,591
Leasehold improvements	6,487	6,487
	410,345	384,470

Less accumulated depreciation and amortization	(329,401)	(264,012)

Property and equipment, net	$80,944	$120,458

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Accounts payable	$404,698	184,270
Accrued expenses	8,187	26,272
Total	$412,885	210,542

5. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

The Company had no long term debt as of December 31, 2010 and 2009.

Revolving funding facility

The Company has a revolving funding facility pursuant to which it can draw up to $2,800,000 against eligible assets.  The facility allows for draws against up to eighty (80) per-cent of eligible accounts receivable and forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1.0) per cent.  The balance is secured by a first lien position on all of the Company’s assets.  The facility is due July 31, 2011.  The Company expects that the facility will be renewed.  As of December 31, 2010, $2,217,000 was outstanding, the interest rate was 4.25%, and $371,891 was available to draw.  As of December 31, 2009, $2,682,000 was outstanding, the interest rate was 4.75%, and $118,000 was available to draw.

6. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013.  The lease has an option for renewal for five years at the company's option.  The rental rate is $13,498 per month. The lease has a yearly 4% escalation clause.  The Company can terminate the lease upon six months notice.

The Company has guaranteed the Freundlich revolving funding facility as more completely described in Note 5.

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer.  In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months salary.

7. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Current income tax
Federal	$89,555	$76,913
State	32,612	34,937
City	31,997	39,270
Total Current income tax	154,164	151,120

Non current income tax
Federal	9,023	-
State	2,404	-
City	2,810	-
Total non current income tax	14,237	-

Total income tax	$168,401	$151,120

Although the Company has an accumulated deficit of $5,249,890 there are no net operating losses available to be used against taxable income.

7. INCOME TAXES (CONTINUED)

The components of the income taxes consists of the following:

	For the years ended
	December 31,
	2010	2009
Expected federal statutory rate	$141,092	$205,266
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	44,977	65,433
Permanent Difference - Amortization	(60,022)	(73,256)
IRS Refund	-	(58,806)
Deferred Taxes	14,237	-
Other	28,117	12,483

Total Income tax expense (benefit)	$168,401	$151,120

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2010	2009
Expected federal statutory rate	34.00%	34.00%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	10.84%	10.84%
Permanent Difference - Amortization	-14.46%	-12.13%
IRS Refund	-	-9.74%
Deferred Taxes	3.43%	-
Other	6.78%	2.07%

Total Income tax expense (benefit)	40.58%	$25.03%

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2010.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended December 31, 2010 and 2009.

The federal and state tax returns for the years ending December 31, 2007, 2008 and 2009 have been filed and are currently open and the tax returns for the year ended December 31, 2010 will be filed by September 15, 2011.

The Company’s deferred tax liability relates to a temporary timing difference in long-term assets.

8. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2010	2009
Net income (loss) available to
common stockholders used
in basic EPS and diluted EPS	$246,576	$452,603

Weighted average number of
common shares used in basic EPS	2,561,000	103,617

Effect of dilutive securities:
Weighted average number of
Stock options and warrants,
conversion of preferred shares and note	10,402,734	15,374,426

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	12,963,734	15,478,043

EPS
Basic	0.10	4.37
Diluted	0.02	0.03

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010.

	Weighted
Range of exercise prices	Number outstanding at 12/31/10	Average remaining contractual life	Weighted average exercise price	Number exercisable at 12/31/10

$175	200	1.58	$175	200

10.  WARRANTS

	2010		2009
	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at Beginning of year	1,925,276	$0.915	6,325,000	$0.915

Granted	-		-

Exercised	(1,924,876)		(4,399,724)

Expired	(400)

Outstanding at end of year	-		1,925,276

Warrants exercisable at year end	-		1,925,276

11.  STOCKHOLDERS EQUITY

Preferred Stock

In addition to its Common Stock, the Company has one series of preferred stock, its Series A Convertible Preferred Stock (the “Preferred Stock”).  All of the rights of the Preferred Stock are set forth in the “Statement of Designations of the Series A Convertible Preferred Stock” which are a part of the Company’s Restated Certificate of Incorporation.  Among those rights: Each Share of the Series A Convertible Preferred Stock is convertible into 1.554 shares of the Company’s common stock; no dividends are payable with regard to the Preferred Stock, the Preferred Stock has no voting rights and no board representation.  In the normal course, a holder or the Preferred Stock along with its affiliates cannot convert its shares if, immediately after such conversion it would beneficially own in excess of 4.9% of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion.  In the aggregate, the shares of the Company’s Preferred Stock have a liquidation preference of $4,750,000 (allocated pro rata to each share), this may be invoked upon a change of control or similar transaction regarding substantially all of the Company’s assets or shares.  While the Preferred Stock is outstanding, no dividends can be paid on the Common Stock and no Common Stock can be redeemed or purchased by the Company.  The Preferred Stock has protection against changes to the Statement of Designation or the creation of securities with rights greater or equal to the Preferred Stock unless approved by the holders of 75% of the shares of the Preferred Stock.

Share based payments

During 2010, the Board approved the issuance of approximately 1,025,000 shares of the Company’s Common Stock to Management and Directors which were fully vested.  The Company recognized a compensation charge of approximately $89,000.

11.  STOCKHOLDERS EQUITY (CONTINUED)

Exchange of A and B Warrants

On June 30, 2010, the Company agreed to exchange all of the remaining warrants issued in connection with the Company’s July 20, 2006 Securities Purchase Agreement for shares of its convertible preferred stock.  The warrants could have acquired an aggregate 1,812,874 shares of the Company’s common stock at their exercise prices.  The warrants were converted into 339,077 shares of the Company’s Series A Preferred Stock which are convertible into 526,927 shares of the Company’s Common Stock.  The exchange is at the rate of one A Warrant (which could have purchased a share of the Company’s common stock at $0.677 per share) and one B Warrant (which could have purchased a share of the Company’s common stock at $1.157 per share), collectively, or four B warrants, for 0.386 shares of the Company’s Series A Convertible Preferred stock the “Preferred Shares”).  The Company completed the exchange upon the execution of the agreement with the warrant holder.

Exercise of Common Stock A Warrants

During 2010, an institutional investor converted 112,000 warrants in a cashless exercise to obtain approximately 87,000 common shares.

