Form 10-Q
period 2011-03-31
Precision Aerospace Components, Inc.
filed 2011-05-13
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

Number of shares outstanding of the registrant’s common stock, as of May 12, 2011:  2,865,079

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — (Unaudited)	2

	Condensed Consolidated Statements of Operations — (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4	Controls and Procedures	9

PART II OTHER INFORMATION
Item 6.	Exhibits	10

Signatures		10

i

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$122,635	$328,717
Accounts receivable	779,828	720,803
Inventory, net	5,143,504	5,147,785
Prepaid expenses	32,142	6,110
Prepaid income taxes	62,658	63,867
	6,140,767	6,267,282

PROPERTY AND EQUIPMENT - Net	65,097	80,944

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	2,221,744	2,221,744
	2,246,444	2,246,444

TOTAL ASSETS	$8,452,308	$8,594,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$285,133	$412,885
Line of credit	2,142,000	2,217,000
	2,427,133	2,629,885

LONG -TERM LIABILITIES

Deferred tax liability	15,390	14,237

TOTAL LIABILITIES	2,442,523	2,644,122

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized at March 31, 2011 and December 31,
2010; 6,462,378 shares issued and outstanding". Aggregate liquidation preference $4,750,000.	6,462	6,462
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
at March 31, 2011 and December 31, 2010; 2,865,079 shares issued and outstanding	2,865	2,865
Additional paid-in capital	11,191,111	11,191,111
Accumulated deficit	(5,190,653)	(5,249,890)
TOTAL STOCKHOLDERS' EQUITY	6,009,785	5,950,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,452,308	$8,594,670

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010

TOTAL NET REVENUE	$2,025,953	$2,311,010

TOTAL COST OF GOODS SOLD	1,366,660	1,546,679

GROSS PROFIT	659,293	764,331

OPERATING EXPENSES
General and administrative expenses	466,660	464,126
Professional and consulting fees	74,083	75,012
Depreciation	15,847	20,826
Total Operating Expenses	556,590	559,964

INCOME BEFORE OTHER INCOME (EXPENSE)	102,703	204,367

OTHER INCOME (EXPENSE)
Interest expense	(23,104)	(31,489)
	(23,104)	(31,489)

INCOME BEFORE PROVISION FOR INCOME TAXES	79,599	172,878

Provision for income taxes	20,362	48,572

NET INCOME APPLICABLE TO COMMON SHARES	$59,237	$124,306

NET INCOME PER BASIC SHARES	$0.02	$0.07

NET INCOME PER DILUTED SHARES	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	2,865,079	1,809,797

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING	12,907,617	12,608,330

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,237	$124,306

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	15,847	20,826
Inventory writedown	26,972	-
Deferred income taxes	1,153	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(59,025)	(160,305)
Decrease (increase) in inventory	(22,691)	328,607
Decrease (increase) in prepaid expenses	(26,032)	(26,741)
Decrease (increase) in prepaid income taxes	1,209	48,572

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(127,752)	(79,152)

Net cash provided by (used in) operating activities	(131,082)	256,113

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) line of credit	(75,000)	(165,000)

Net cash provided by (used in) financing activities	(75,000)	(165,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(206,082)	91,113

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	328,717	198,971

CASH AND CASH EQUIVALENTS - END OF PERIOD	$122,635	$290,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$23,405	$31,489
Income taxes paid	$18,000	$-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Conversion of preferred stock into common stock	$-	$25

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes during 2011 in the Company’s significant accounting policies to those previously disclosed in the 2010 Form 10-K.

3. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

The Company had no long term debt as of March 31, 2011 and December 31, 2010.

Revolving funding facility

The Company has a revolving funding facility pursuant to which it can draw up to $2,800,000 against eligible assets.  The facility allows for draws against up to eighty (80) per-cent of eligible accounts receivable and forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts receivable are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance will be, at the Company’s option, the prime rate plus one (1.0) per cent.  The balance is secured by a first lien position on all of the Company’s assets.  The facility is due July 31, 2011.  The Company expects that the facility will be renewed.  As of March 31, 2011, $2,142,000 was outstanding, the interest rate was 4.25%, and $477,139 was available to draw.  As of December 31, 2010, $2,217,000 was outstanding, the interest rate was 4.25%, and $371,891 was available to draw.

PRECISION AEROSPACE COMPONENTS, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013.  The lease has an option for renewal for five years at the Company's option.  The rental rate is $13,498 per month.  The lease has a yearly 4% escalation clause.  The Company can terminate the lease upon six months’ notice.

The Company has guaranteed the Freundlich revolving funding facility as more completely described in Note 3.

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer.  In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary

5. OPTION PLAN

The Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan, as amended (the “2011 Plan”), approved as of April 10, made the greater of 550,000 shares or twenty percent of the highest total number of the Company’s common shares at any time outstanding available for future equity awards. Under the 2011 Plan, the term of the Option shall be specified in the applicable Award Agreement which shall not exceed ten years from the date of grant. The price at which shares of Stock may be purchased under an Option (the “Option Price”) shall not be less than one hundred percent (100%) of the Fair Market Value of the shares of Stock on the date the Option is granted.

No awards have been made pursuant to the 2011 Plan.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-K report for the year ended 2010 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the three months ended March 2011 may not be indicative of the results for the entire year.

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

Freundlich is a niche player in the North American aerospace fastener industry.  The fastener distribution industry is highly fragmented with no single company holding a dominant position.  Freundlich currently focuses on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for the premier nut manufacturers in the United States.  Freundlich competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in its supplier base.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of approximately 6,100 SKUs comprised of more than 20 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense.  Freundlich sells its products pursuant to written purchase orders from its customers.  All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier.  During this quarter, sales to the Department of Defense represented approximately 32%, of our total sales, last year for the quarter our sales to the Department of Defense represented approximately 53% percent of our total sales.  No other customer accounts or accounted for more than 10% of our sales.

The Company’s sales and gross profit for this quarter were below the comparable period last year –Total operating expenses have remained approximately constant.  The result is a reduced operating income for the year to date.  With the further reduction in the need for outstanding financing, our balance sheet position has continued to improve.  New purchase orders from customers have not exhibited any consistency, they were below the similar period last year, but were above the last quarter of last year, even though February was an exceptionally poor bookings month.  Pricing and product availability have generally stabilized.

The Company’s consolidated revenues decreased over 12% in the quarter to $2,025,953 from $2,311,010 in the comparable period last year.  This was due to a substantial reduction in government purchasing activity of the Company’s product line during the period.  Even though Government order activity for the quarter was down from the prior year, the Company believes it won a greater percentage of available opportunities based on an analysis of bids won versus bids submitted.  Non-government sales were down only slightly. The Company believes that government sales will pick up as the year progresses.

The Company’s gross profit of $659,293 is about 14% less than the gross profit of $764,331 for the same 3 month period last year, due to the lower revenues for the period.  This gross profit as a percentage of revenues is approximately 33% percent of revenues for the three month period, essentially the same as last year.

Total operating expenses remained essentially constant in comparison to the period last year; $556,590 this year, $559,964 last year.

The Company’s accounts receivable have increased by nearly $60,000 to $779,828 from $720,803 at the end of last year; this minimal difference is due to normal deviations in customer payments.  The Company’s inventory at the end of the quarter, $5,143,504 was substantially unchanged from the $5,147,785 at the end of last year.

The Company has paid down its bank loan by $75,000 to $2,142,000 from $2,217,000 at the end of last year.  Accounts payable were reduced by over $125,000, to $277,246 from $404,698 at the end of last year; the Company's accounts payable are a function of both the receipts and the payment terms.  The Company has used available cash above its desired safety level to take advantage of discounts with certain of its suppliers.  The Company is usually in a position to take advantage of the discounts offered.  The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit

The Company’s net assets (total assets less total liabilities) at the end of the period, increased by nearly $60,000; to $6,009,785 from $5,950,548 at the end of last year.  This continues the Company’s growth in net assets which reflect the continued operations of the Company, even during a period of difficult market conditions.

The Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2011 and the present cash flow from the activities of Freundlich and its financing facility is sufficient to meet the Company’s cash requirements, assuming it receives inventory in orderly fashion as has been the case; however, additional financing will be necessary to more rapidly increase operations and expand operations.

The Company believes it can expand its business with its present staff numbers until acquisitions warrant additional personnel.  Freundlich does not presently anticipate making further hires; however, it is possible that it may make an additional hire to improve business operations.  Presently many Company level activities are either outsourced or handled at the Freundlich level.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4 CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2011 on or about April 19, 2011.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about February 3, 2011, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of March 31, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: May 12, 2011	PRECISION AEROSPACE
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