Form 10-Q
period 2011-06-30
Precision Aerospace Components, Inc.
filed 2011-08-15
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

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

Number of shares outstanding of the registrant’s common stock, as of August 01, 2011  2,865,079

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — (Unaudited)	2

	Condensed Consolidated Statements of Operations — (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4	Controls and Procedures	10

PART II OTHER INFORMATION
Item 6.	Exhibits	11

Signatures		11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$260,902	$328,717
Accounts receivable	750,579	720,803
Inventory, net	4,536,982	5,147,785
Prepaid expenses	23,769	6,110
Prepaid income taxes	89,031	63,867
	5,661,263	6,267,282

PROPERTY AND EQUIPMENT - Net	49,249	80,944

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	—	2,221,744
	24,700	2,246,444

TOTAL ASSETS	$5,735,212	$8,594,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$215,285	$412,885
Line of credit	2,042,000	2,217,000
	2,257,285	2,629,885

LONG -TERM LIABILITIES

Deferred tax liability	4,612	14,237

TOTAL LIABILITIES	2,261,897	2,644,122

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
at June 30, 2011 and December 31, 2010; 6,462,378 shares issued and outstanding	6,462	6,462
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized
at June 30, 2011 and December 31, 2010; 2,865,079 shares issued and outstanding	2,865	2,865
Additional paid-in capital	11,191,111	11,191,111
Accumulated deficit	(7,727,123)	(5,249,890)
TOTAL STOCKHOLDERS' EQUITY	3,473,315	5,950,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,735,212	$8,594,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

TOTAL NET REVENUE	$3,978,586	$4,531,660	$1,952,633	$2,220,650

TOTAL COST OF GOODS SOLD	2,767,097	3,064,220	1,400,437	1,517,541

GROSS PROFIT	1,211,489	1,467,440	552,196	703,109

OPERATING EXPENSES
General and administrative expenses	930,106	1,038,727	463,446	574,601
Professional and consulting fees	140,015	161,182	65,932	86,170
Depreciation	31,695	41,923	15,848	21,097
Total Operating Expenses	1,101,816	1,241,832	545,226	681,868

INCOME BEFORE OTHER INCOME (EXPENSE)	109,673	225,608	6,970	21,241

OTHER INCOME (EXPENSE)
Interest expense	(45,514)	(51,075)	(22,410)	(19,586)
Impairment of assets	(2,558,180)	—	(2,558,180)	—
	(2,603,694)	(51,075)	(2,580,590)	(19,586)

INCOME BEFORE PROVISION FOR INCOME TAXES	(2,494,021)	174,533	(2,573,620)	1,655

Provision (benefit) for income taxes	(16,788)	30,455	(37,150)	(18,117)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,477,233)	$144,078	$(2,536,470)	$19,772

NET INCOME (LOSS) PER BASIC SHARES	$(0.86)	$0.06	$(0.89)	$0.01

NET INCOME (LOSS) PER DILUTED SHARES	$(0.86)	$0.01	$(0.89)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	2,865,079	2,284,878	2,865,079	2,759,421

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING (When a company is in a loss	2,865,079	13,070,657	2,865,079	13,527,646
situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,477,233)	$144,078

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	31,695	41,923
Inventory writedown	67,514	53,334
Stock based compensation	—	85,684
Impairment of assets	2,558,180	—
Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(29,776)	(114,937)
Decrease (increase) in inventory	206,853	188,716
Decrease (increase) in prepaid expenses	(17,659)	(17,828)
Decrease (increase) in prepaid income taxes	(25,164)	28,702
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(197,600)	32,269
Increase (decrease) in deferred tax liability	(9,625)	—
Net cash provided by (used in) operating activities	107,185	441,941

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	—	(16,250)

Net cash provided by (used in) investing activities	—	(16,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) line of credit	(175,000)	(315,000)

Net cash provided by (used in) financing activities	(175,000)	(315,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,815)	110,691

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	328,717	198,971

CASH AND CASH EQUIVALENTS - END OF PERIOD	$260,902	$309,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$38,394	$51,075
Income taxes paid	$18,000	$1,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements contain unaudited information as of June 30, 2011 and for the three and six month periods ending June 30, 2011 and 2010. They have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

3. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

The Company had no long term debt as of June 30, 2011 and December 31, 2010.

Revolving funding facility

The Company, through its Freundlich Supply Company subsidiary, has a revolving funding facility pursuant to which it can draw up to $2,800,000 against eligible assets. The facility allows for draws against up to eighty (80) per-cent of eligible accounts receivable and forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000). Eligible accounts receivable are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months. The daily rate on the outstanding balance will be the prime rate plus one (1.0) per cent. The balance is secured by a first lien position on all of the Company’s assets. The facility is due April 30, 2012. The Company expects that the facility will be renewed. As of June 30, 2011, $2,042,000 was outstanding, the interest rate was 4.25%, and $332,249 was available to draw. As of December 31, 2010, $2,217,000 was outstanding, the interest rate was 4.25%, and $371,891 was available to draw.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary.

5. IMPAIRMENT OF ASSETS

In the second quarter of 2011, the Company determined that indicators arose which necessitated the Company review the goodwill assigned to the Freundlich reporting unit. Indicators included a reduction in customer sales to a major customer, the Department of Defense and general economic conditions. The Company applied its goodwill impairment test and noted that the fair value of Freundlich was exceeded by the carrying value. The Company then allocated the ascribed fair value of Freundlich to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business acquisition. This resulted in an implied goodwill of $0, and the Company recorded an impairment of approximately $2,222,000.

Additionally, the Company evaluated the carrying value of the Freundlich inventory and recorded an additional allowance of approximately $336,000.

6. OPTION PLAN

The Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”), approved as of April 10, 2011 made the greater of 550,000 shares or twenty percent of the highest total number of the Company’s common shares at any time outstanding available for future equity awards. Under the 2011 Plan, the term of the Option shall be specified in the applicable Award Agreement which shall not exceed ten years from the date of grant. The price at which shares of Stock may be purchased under an Option (the “Option Price”) shall not be less than one hundred percent (100%) of the Fair Market Value of the shares of Stock on the date the Option is granted.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three and six months ended June 2011 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The Company's operations are presently carried out through its wholly-owned Freundlich Supply Company, Inc. (“Freundlich”) subsidiary. The Company is also introducing a locking washer (“Tiger – Tight”), for which it has exclusive North American distribution rights. Tiger-Tight washers are used in demanding vibration applications and the Company believes they have significant advantages in comparison to competitive products. Tiger - Tight washers are now available and under evaluation by several major US corporations.

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

Freundlich is a niche player in the North American aerospace fastener industry. The fastener distribution industry is highly fragmented with no single company holding a dominant position. Freundlich currently focuses on the distribution of aerospace quality nut products, serving as an authorized stocking distributor for the premier nut manufacturers in the United States. Freundlich competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in Freundlich’s supplier base.

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of approximately 6,100 SKUs comprised of more than 20 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense. Freundlich sells its products pursuant to written purchase orders from its customers. All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier. During this quarter, sales to the Department of Defense represented approximately 33% of our total sales. For the year to date, sales to the Department of Defense represented approximately 33% of our total sales. Last year for the same quarter our sales to the Department of Defense represented approximately 55% percent of our total sales and for the year to date our sales to the Department of Defense represented approximately 54% percent of our total sales. No other customer accounts or accounted for more than 10% of our sales.

The reduction of the Company’s sales to the Department of Defense is due to the Department having substantially reduced its acquisition of fasteners which has reduced the Company’s sales opportunities. The Company has continued to achieve success at or above historical levels when the Department of Defense has made purchases of the products offered by the Company. For both the most recent quarter and the year to date sales to the Department of Defense, are down by over 45% in comparison to the prior year. Although nongovernment sales have improved on a year-to-year basis by approximately 25%, this has been insufficient to offset the loss of government business. While the company believes that the sales will return to their prior levels, since the Company’s sales to the Department of Defense are for consumable items, there is no certainty as to when this will occur. Consequently, as mandated by GAAP, the Company has reviewed its overall valuation of the Freundlich asset and determined that its present valuation is impaired necessitating a reduction in the goodwill attributed to the assets on the Precision balance sheet. Additionally, Precision has reassessed the appropriate reserves to be applied to the Freundlich inventory.

The Company’s sales and gross profit for the second quarter and the year to date were below the comparable period last year due to the reduced purchasing by the Department of Defense. Total operating expenses have been reduced. The major component of the reduction was the elimination of the non-cash compensation expense incurred last year. The result is a reduced operating income for the year to date. Our overall income is substantially reduced due to the non-cash reduction in assets discussed above. With the further reduction in the need for outstanding financing and reduction in payables our liabilities have been reduced, although our total assets have declined due substantially to the non-cash adjustments described above. New purchase orders from customers have not exhibited any consistency; in each of the first two quarters they were below the similar period last year, but were above the last quarter of last year, March and April were reasonable booking months, but February and June were exceptionally poor bookings months. Pricing and product availability have generally stabilized.

The Company’s consolidated revenues decreased over 12% both in the quarter and for the year to date to $1,952,633 from $2,220,650 in the comparable period last year and for the year to date $3,978,586 compared to $4,531,660. This was due to a substantial reduction in government purchasing activity of the Company’s product line during the period. Even though Government order activity for the quarter was down from the prior year, the Company believes it won a greater percentage of available opportunities based on an analysis of bids won versus bids submitted. Non-government sales for the quarter and year to date were up. The Company believes that government demand for the products offered by the Company continues, since the products are consumables utilized for the maintenance and repair of military aircraft and ships. The present pace of operations of the military continues and these operations, along with prescribed maintenance schedules, are the driving forces behind the consumption of the parts supplied by the Company. While the Company is not privy to the inventory levels held within the Department of Defense, it has heard that the Department is reducing its levels and may be moving toward a “just in time” stocking. The Company believes that at some point the Department will recall the shortage of productive capacity which occurred when the aircraft industry and economy were healthy and recognize that conflict and the need for military deployment do not wait until our military is ready and will not only return to purchasing to meet demand but to restock inventories as well. Unfortunately the Company is not certain when this will occur.

The Company’s gross profit of $552,196 for the three months ended June 2011 was about 21% less than the gross profit of $703,109 for the same three month period last year, due to both lower revenues and slightly lower gross profit as a percentage of revenues, and for the year to date, about 28% compared to about 31% last year. For the year to date the Company’s gross profit of $1,211,489 was about 17% less than the gross profit of $1,467,440 for last year, due to both lower revenues and lower gross profit as a percentage of revenues, about 30% compared to about 32% last year.

Total operating expenses were reduced in comparison to last year both for the second quarter, about 20% and year to date, about 11%; for the quarter $545,226 this year, $681,868 last year and $1,101,816 this year and $1,241,832 last year. The major component of the reduction was the elimination of the eighty five thousand dollar non-cash stock compensation expense incurred last year.

The Company’s net income for the three months period ending June this year declined by $2,556,242 from $19,772 in 2010 to a loss of $2,536,470 this year and $2,621,311 from $144,078 for the six months last year to a loss of $2,477,233 for the six months this year; this was substantially due to the reduction of goodwill and additional reserve reducing the inventory value, in aggregate these non-cash impairment of assets totaled $2,558,180.

The Company believes that, in addition to disclosing results that are determined in accordance with GAAP, the non GAAP disclosure of Net Income that excludes the non-cash impairment of assets from the non - cash expenses incurred from the reduction of goodwill and additional reserve reducing the inventory value (GAAP requires that these items be included in determining Net Income) is useful in the understanding of the Company’s Net Income for the quarter and year to date. These results are provided as a complement to results provided in accordance with GAAP. Management believes this non-GAAP measure provides useful supplemental information for investors, allowing greater transparency to the information used by management in its operational decision making and in the review of the Company’s financial and operational performance, as well as facilitating meaningful comparisons of the Company’s results in the current period compared with those in prior and future periods. The table below provides a reconciliation of the GAAP to non GAAP presentation:

	Three Months		Six Months
	2011	2010	2011	2010
(GAAP) Reported Net Income (Loss)	($2,536,470)	$19,772	($2,477,233)	$144,078
Non cash Impairment of Assets	($2,558,180)		($2,558,180)
NON GAAP Net Income	$21,710	$19,772	$80,947	$144,078

The Company’s accounts receivable have increased by nearly $30,000 to $750,579 from $720,803 at the end of last year; this minimal difference is due to normal deviations in customer payments. The Company’s inventory at the end of the quarter, $4,536,982 was reduced from the $5,147,785 at the end of last year due to application of an increased reserve due to the uncertainty of the timing of sales of certain items as well as actual sales of items. The Company’s inventory does not have any life limitations and is all available for sale.

The Company has paid down its bank loan by $175,000 to $2,042,000 from $2,217,000 at the end of last year. Accounts payable were reduced by over $195,000, to $208,165 from $404,698 at the end of last year; the Company's accounts payable are a function of both the receipts and the payment terms. The Company has used available cash above its desired safety level to take advantage of discounts where available from its suppliers. The Company is usually in a position to take advantage of the discounts offered. The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

During this period the Company’s bank loan was extended through April 30, 2012, with no changes other than the extended due date.

The Company’s net assets (total assets less total liabilities) at the end of the period, decreased by over $2,477,233; to $3,473,315 from $5,950,548 at the end of last year. Had the Company not taken the non-cash charge of $2,558,180, the net assets would have once again increased, continuing the Company’s growth in net assets which reflect the continued profitable operations of the Company during a period of difficult market conditions.

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

During this period the Company’s Omnibus Incentive Plan was approved. No awards have been approved under to the plan.

The Company believes it can expand its business with its present staff numbers until acquisitions warrant additional personnel. Freundlich does not presently anticipate making further hires; however, it is possible that it may make an additional hire to improve business operations. Presently many Company level activities are either outsourced or handled at the Freundlich level.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the six months ended June 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4 CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2011 on or about July 14, 2011.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about February 3, 2011, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting. The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of June 30, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan

10.2	Demand Grid Promissory Note/Prime Rate between Freundlich Supply Company, Inc. and Israel Discount Bank of New York

10.3	Line Letter for $2,800,000 Line of Credit issued by Israel Discount Bank of New York in favor of Freundlich Supply Company, Inc.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	PRECISION AEROSPACE COMPONENTS, INC.

/s/ Andrew S. Prince

Andrew S. Prince
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan

10.2	Demand Grid Promissory Note/Prime Rate between Freundlich Supply Company, Inc. and Israel Discount Bank of New York

10.3	Line Letter for $2,800,000 Line of Credit issued by Israel Discount Bank of New York in favor of Freundlich Supply Company, Inc.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

