Form 10-Q
period 2011-09-30
Precision Aerospace Components, Inc.
filed 2011-11-10
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

Number of shares outstanding of the registrant’s common stock, as of October 31, 2011  2,865,079

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — (Unaudited)	2

	Condensed Consolidated Statements of Operations — (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4	Controls and Procedures	10

PART II OTHER INFORMATION
Item 6.	Exhibits	12

Signatures		12

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$480,947	$328,717
Accounts receivable	653,849	720,803
Inventory, net	4,112,680	5,147,785
Prepaid expenses	28,472	6,110
Prepaid income taxes	60,607	63,867
	5,336,555	6,267,282

PROPERTY AND EQUIPMENT - Net	35,113	80,944

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	—	2,221,744
	24,700	2,246,444

TOTAL ASSETS	$5,396,368	$8,594,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$313,086	$412,885
Line of credit	1,530,000	2,217,000
	1,843,086	2,629,885

LONG -TERM LIABILITIES

Deferred tax liability	569	14,237

TOTAL LIABILITIES	1,843,655	2,644,122

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
at September 30, 2011 and December 31, 2010; 6,462,378 shares issued and outstanding	6,462	6,462
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized
at September 30, 2011 and December 31, 2010; 2,865,079 shares issued and outstanding	2,865	2,865
Additional paid-in capital	11,191,111	11,191,111
Accumulated deficit	(7,647,725)	(5,249,890)
TOTAL STOCKHOLDERS' EQUITY	3,552,713	5,950,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,396,368	$8,594,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

TOTAL NET REVENUE	$5,922,781	$7,217,251	$1,944,195	$2,685,591

TOTAL COST OF GOODS SOLD	4,068,869	4,927,223	1,301,772	1,863,003

GROSS PROFIT	1,853,912	2,290,028	642,423	822,588

OPERATING EXPENSES
General and administrative expenses	1,373,782	1,553,203	443,676	514,476
Professional and consulting fees	198,448	228,542	58,433	67,360
Depreciation	47,511	63,561	15,816	21,638
Total Operating Expenses	1,619,741	1,845,306	517,925	603,474

INCOME BEFORE OTHER INCOME (EXPENSE)	234,171	444,722	124,498	219,114

OTHER INCOME (EXPENSE)
Interest expense	(66,234)	(80,080)	(20,720)	(29,005)
Impairment of assets	(2,558,180)	—	—	—
	(2,624,414)	(80,080)	(20,720)	(29,005)

INCOME BEFORE PROVISION FOR INCOME TAXES	(2,390,243)	364,642	103,778	190,109

Provision (benefit) for income taxes	7,592	139,382	24,380	108,927

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,397,835)	$225,260	$79,398	$81,182

NET INCOME (LOSS) PER BASIC SHARE	$(0.84)	$0.09	$0.03	$0.03

NET INCOME (LOSS) PER DILUTED SHARE	$(0.84)	$0.02	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	2,865,079	2,467,593	2,865,079	2,825,079

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING (When a company is in a loss	2,865,079	13,002,225	12,907,617	12,867,617
situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,397,835)	$225,260

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	47,511	63,561
Inventory writedown	96,178	97,972
Stock based compensation	—	85,684
Bad debt expense	—	34,486
Impairment of assets	2,558,180	—
Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	66,954	(260,191)
Decrease (increase) in inventory	602,491	(110,304)
Decrease (increase) in prepaid expenses	(22,362)	(8,915)
Decrease (increase) in prepaid income taxes	3,260	69,374
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(99,799)	166,105
Increase (decrease) in deferred tax liability	(13,668)	28,239
Net cash provided by (used in) operating activities	840,910	391,271

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(1,680)	(18,290)

Net cash provided by (used in) investing activities	(1,680)	(18,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under line-of-credit agreement	(687,000)	(390,000)

Net cash provided by (used in) financing activities	(687,000)	(390,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	152,230	(17,019)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	328,717	198,971

CASH AND CASH EQUIVALENTS - END OF PERIOD	$480,947	$181,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$59,969	$80,080
Income taxes paid	$18,000	$36,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

1. SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Precision Aerospace Components, Inc. (the “Company”) is a stocking distributor of aerospace quality fasteners. It distributes high-quality, predominantly domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company’s products are manufactured, by others, to exacting specifications.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2010 and the notes thereto included in the Company’s Form 10-K for the year. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

There have been no material changes during 2011 in the Company’s significant accounting policies to those previously disclosed in the 2010 Form 10-K.

3. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

The Company had no long term debt as of September 30, 2011 and December 31, 2010.

Revolving funding facility

The Company, through its Freundlich Supply Company subsidiary, has a revolving funding facility pursuant to which it can draw up to $2,800,000 against eligible assets. The facility allows for draws against up to eighty (80) percent of eligible accounts receivable and forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000). Eligible accounts receivable are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months. The daily rate on the outstanding balance will be the prime rate plus one (1.0) percent. The balance is secured by a first lien position on all of the Company’s assets. The facility is due April 30, 2012. The Company expects that the facility will be renewed. As of September 30, 2011, $1,530,000 was outstanding, the interest rate was 4.25%, and $526,619 was available to draw. As of December 31, 2010, $2,217,000 was outstanding, the interest rate was 4.25%, and $371,891 was available to draw.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its operations under a triple net lease which expires July 20, 2013. The lease has an option for renewal for five years at the Company's option. The rental rate is $14,038 per month. The lease has a yearly 4% escalation clause. The Company can terminate the lease upon six months’ notice.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three and nine months ended September 2011 may not be indicative of the results for the entire year.

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

The Company, through its Freundlich subsidiary, is a stocking distributor of aerospace quality fasteners. Freundlich distributes high-quality, predominantly domestically-manufactured nut products that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. The Company’s products are manufactured, by others, to exacting specifications and are made from raw material that provides strength and reliability required for aerospace applications.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications. Freundlich maintains an inventory of approximately 6,000 SKUs comprised of approximately 20 million parts of premium quality, brand name nut products.

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense. Freundlich sells its products pursuant to written purchase orders from its customers. All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier. During this quarter, sales to the Department of Defense represented approximately 38% of our total sales. For the year to date, sales to the Department of Defense represented approximately 35% of our total sales. Last year for the same quarter our sales to the Department of Defense represented approximately 58% percent of our total sales and for the year to date our sales to the Department of Defense represented approximately 55% percent of our total sales. No other customer accounts or accounted for more than 10% of our sales.

The reduction of the Company’s sales to the Department of Defense is due to the Department having substantially reduced its acquisition of fasteners which has reduced the Company’s sales opportunities. However, toward the end of the period there were a number of new solicitations which have not yet been awarded. For both the most recent quarter and the year to date, sales to the Department of Defense are down by approximately 50% in comparison to the prior year. Although non-government sales have improved on a year-to-year basis by approximately 10% for the quarter and 20% for the year to date, this has been insufficient to offset the loss of government business. While the Company believes that the sales will return to their prior levels, since the Company’s sales to the Department of Defense are for consumable items, there is no certainty when this will occur. Consequently, as mandated by GAAP, the Company has reviewed its overall valuation of the Freundlich asset and determined that its present valuation is impaired necessitating, in the second quarter, a reduction in the goodwill attributed to the assets on the Company’s balance sheet which is reflected in the year to date operating results. Additionally, the Company has reassessed the appropriate reserves to be applied to the Freundlich inventory.

The Company’s sales and gross profit for the third quarter and the year to date were below the comparable period last year due to the reduced purchasing by the Department of Defense. Total operating expenses have been reduced. The major component of the reduction was the elimination of the non-cash compensation expense incurred in the second quarter last year. The result is a reduced operating income for the year to date. Our overall income is substantially reduced due to the non-cash reduction in assets discussed above. With the further reduction in the need for outstanding financing and reduction in payables our liabilities have been reduced. Our assets have declined due to the non-cash adjustments described above as well as a reduction in inventory. New purchase orders from customers have not exhibited any consistency; in each of the first three quarters they were below the similar period last year, but were above the last quarter of last year. Monthly sales declined as the quarter progressed. Pricing and product availability have generally stabilized.

The Company’s consolidated revenues decreased approximately 28% for the quarter and 18% for the year to date to $1.94 M from $2.69 M in the comparable period last year and for the year to date $5.92 M compared to $7.22 M. This was due to a substantial reduction in purchases by the government from the Company during the period. Non-government sales for the quarter and year to date were up. The Company believes that government demand for the products offered by the Company continues, since the products are consumables utilized for the maintenance and repair of military aircraft and ships. The present pace of operations of the military continues and these operations, along with prescribed maintenance schedules, are the driving forces behind the consumption of the parts supplied by the Company. While the Company is not privy to the inventory levels held within the Department of Defense, it believes, based upon comments from a Department employee that the Department is reducing its levels and may be moving toward a “just in time” stocking. The Company believes that at some point the Department will recall the shortage of productive capacity which occurred when the aircraft industry and economy were healthy and recognize that conflict and the need for military deployment do not wait until our military is ready and will not only return to purchasing to meet demand but to restock inventories as well. Unfortunately the Company is not certain when this will occur.

The Company’s gross profit of $642K for the three months ended September 2011 was approximately 22% less than the gross profit of $823K for the same three month period last year, due to lower revenues offset by a slightly higher gross profit as a percentage of revenues, approximately 33% this year compared to approximately 31% last year. For the year to date the Company’s gross profit of $1.85M was approximately 19% less than the gross profit of $2.29M for last year, due to both lower revenues and lower gross profit as a percentage of revenues, approximately 31% compared to approximately 32% last year.

The Company’s total operating expenses of $518K for the three months ended September 2011 were approximately 14% less than the total operating expenses of $603K for the same three month period to last year. For the year to date total operating expenses of $1.62M were approximately 12% less than the total operating expenses of $1.85M last year. The major components of the reduction were last years’ unusual occurrence in the third quarter of a bad debt (there were none this year) and the elimination of the eighty five thousand dollar non-cash stock compensation expense incurred last year in the second quarter.

The Company’s net income of $79K for the three months ended September 2011 was approximately 2% less than the net income of $81K for the same three month period to last year. For the year to date the Company’s net loss of $2.40M was a decline of $2.62M from the net income of $225K last year; this was substantially due to the reduction of goodwill and additional reserve reducing the inventory value. These non-cash impairment of assets charges totaled $2.56M.

The Company believes that, in addition to disclosing results that are determined in accordance with GAAP, the non GAAP disclosure of Net Income that excludes the non-cash impairment of assets from the non-cash expenses incurred from the reduction of goodwill and additional reserve reducing the inventory value (GAAP requires that these items be included in determining Net Income) is useful in the understanding of the Company’s Net Income for the quarter and year to date. These results are provided as a complement to results provided in accordance with GAAP. Management believes this non-GAAP measure provides useful supplemental information for investors, allowing greater transparency to the information used by management in its operational decision making and in the review of the Company’s financial and operational performance, as well as facilitating meaningful comparisons of the Company’s results in the current period compared with those in prior and future periods. The table below provides a reconciliation of the GAAP to non GAAP presentation:

	Three Months		Nine Months
	2011	2010	2011	2010
(GAAP) Reported Net Income (Loss)	$79,398	$81,182	($2,397,835)	$225,260
Non cash Impairment of Assets	$0	$0	($2,558,180)	$0
NON GAAP Net Income	$79,398	$81,182	$160,345	$225,260

The Company’s accounts receivable have decreased by approximately $67K to $654K from $721K at the end of last year; this minimal difference is due to normal deviations in customer payments. The Company’s inventory at the end of the quarter, $4.11M was reduced from the $5.15M at the end of last year due to application of an increased reserve due to the uncertainty of the timing of sales of certain items as well as actual sales of items. The Company’s inventory does not have any life limitations and is all available for sale.

The Company has paid down its bank loan by $687K to $1.53M from $2.22M at the end of last year. Accounts payable were reduced by approximately $100K, to $307K from $405K at the end of last year; the Company's accounts payable are a function of both the receipts and the payment terms. The Company has used available cash above its desired safety level to take advantage of discounts where available from its suppliers. The Company is usually in a position to take advantage of the discounts offered. The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company’s net assets (total assets less total liabilities) at the end of the period, decreased by approximately $2.4M; to $3.55M from $5.95M at the end of last year. Had the Company not taken the non-cash charge of $2.56M, the net assets would have once again increased, continuing the Company’s growth in net assets which reflect the continued profitable operations of the Company during a period of difficult market conditions.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the nine months ended September 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4 CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2011 on or about October 14, 2011.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about February 3, 2011, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting. The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of September 30, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: November 10, 2011	PRECISION AEROSPACE COMPONENTS, INC.

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

