Form 10-K
period 2011-12-31
Precision Aerospace Components, Inc.
filed 2012-03-01
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission File Number  000-30185

Precision Aerospace Components, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2200 Arthur Kill Road, Staten Island, New York	10309-1202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (718)-356-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

None
Securities registered pursuant to section 12(g) of the Act:
Common Stock		OTC:BB;QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No  ☑

Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter, $1,501,036

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  NA    ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as the latest practicable date: as of Feb 23, 2012:  3,688,497.

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

The Company’s operating subsidiary and source of revenues in 2011 was Freundlich.

In the coming year, the Company anticipates widespread distribution of Tiger-tight lock washers under an exclusive distribution agreement providing the Company master distribution rights of the product in North America.  The washers, which the Company believes are superior to any competitive product, are now readily available and manufactured in the USA; while the Company carries a full line, special orders can be accommodated.  The product is presently under evaluation by several major organizations.

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

Freundlich is a one-stop source for standard, self-locking, semi-special and special nuts manufactured to several military, aerospace and equivalent specifications.  Freundlich maintains a large inventory of more than 6,000 SKUs comprised of more than 19 million parts of premium quality, brand name, mainly, nut products. Management believes that Freundlich’s demonstrated ability to immediately fulfill a high percentage (over 50 percent) of customer orders from stock-on-hand gives Freundlich a distinct competitive advantage in the marketplace.  Freundlich sells its products pursuant to written purchase orders it receives from its customers.  All products are shipped via common carrier.

Industry Overview

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  Freundlich competes with the numerous fastener distributors which serve as authorized stocking distributors for one or more of the seven dominant nut manufacturers in the Freundlich supplier base.  Freundlich believes that the depth of its inventory represents a competitive advantage.  As a stocking distributor, Freundlich has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs.  The demanding inspection, tracking and re-inspection requirements imposed on distributors of aviation fasteners by major consumers create a barrier to new entrants to the company’s portion of the fastener distribution market.  Regulatory requirements which require manufacturer certifications create a barrier to new supplier entry into the aerospace fastener manufacturing business beyond the usual investment and patent barriers faced by new entrants to other industries.  While the industry has occasionally been characterized by periods of production under-capacity, during 2011 lead times have generally stabilized at expected levels which reflect true fabrication requirements.

Inventory

As a stocking distributor, Freundlich attempts to maintain levels of inventory on hand or on order to satisfy its customers’ projected needs.  Freundlich has approximately 6,000 different types of nuts in its inventory, comprised of more than 19 million parts of premium quality, brand name nut products.  Freundlich’s suppliers include all of the major aerospace fastener manufacturers and we are not aware of any company whose parts we cannot supply.

Customers

In 2011, Freundlich Supply sold approximately 35% of its products to the United States Department of Defense.  All of these products were sold for maintenance, repair and operations functions, were shipped to various government installations across the United States and were sold for many different government programs.  For 2010, sales to the United States Department of Defense represented approximately 56% of total sales.  (Historically government sales have represented approximately half of the company’s sales.  The present year low sales were a result of abnormally low government purchases, while the high sales in 2010 were due to weak commercial sales.

Freundlich’s commercial customers include original equipment manufacturers, repair facilities and other distributors.  Other than the sales to the United States Department of Defense, no one customer represented more than 10 percent of total sales in 2011 or 2010.

Competition

The fastener distribution industry as a whole is highly fragmented, as is the aviation segment of the industry in which the Company competes.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  The Company competes with the numerous fastener distributors which serve as authorized stocking distributors for one or more of the seven nut manufacturers in the Company's supplier base. The Company believes that the depth of its inventory represents a competitive advantage.

Few barriers to entry exist for fastener distributors generally.  However, the business model employed by Freundlich promotes competitive differences favoring Freundlich and collectively not generally seen in the industry.

•
Freundlich’s quality system is certified to AS9100:2004 and ISO 9001:2008 quality measures.  Since quality is an important measure of aerospace suppliers, Freundlich strives to maintain its quality system to the highest standards in the industry.

•
As an authorized stocking distributor for the premier domestic manufacturers, Freundlich is able to maintain relationships with customers not generally available to the industry.  Most manufacturers are not expanding their network of authorized distributors.

•	As a certified government supplier, i.e. because it is listed on the “Qualified Supplier/Manufacturer List,” Freundlich does not have to compete with companies not so listed.

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

Employees

The Company has 17 employees, all of whom are full time employees.  We believe our employee relations are very good.

ITEM 1A. RISK FACTORS

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

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own.  In addition, the key personnel of the acquired business may not be willing to work for us.  We cannot predict the affect expansion may have on our core business.  Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.  In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;
•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	the difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	the effect of any government regulations which relate to the business acquired; and
•
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

The Company entered into a Securities Purchase Agreement with Barron Partners LP and Richard Henri Kreger (the “Investors”) pursuant to which the Investors purchased shares of the Company’s convertible preferred stock.  As of December 31, 2011 there were 5,945,378 shares of the Company’s series A convertible preferred stock (the “series A preferred stock”) which, are convertible into 9,239,118 shares of the Company’s common stock.

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

RISKS RELATING TO OUR COMMON STOCK

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board or OTCQB listing which would limit the ability of broker-dealers to sell our securities and the ability of stockholder to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board or the OTCQB, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board or the OTCQB.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board or the OTCQB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Because we may be subject to the “penny stock” rules, our investors may have difficulty in selling their shares of our common stock.

“Penny Stock” is shares of stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a "recognized" national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
•
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

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

This may make it more difficult for investors to sell their shares due to suitability requirements.

The protection provided by the federal securities laws relating to forward looking statements does not presently apply to issuers of Penny Stock Shares.  Our shares are Penny Stock shares.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  Section 404 of the Sarbanes-Oxley Act requires increased control over financial reporting requirements, including documentation and testing of our internal control procedures in order to satisfy its requirements, annual management assessments of the effectiveness of such internal controls.  This section may become fully applicable to us in the future resulting in significantly increased cost due to the additional third party report required.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2.  PROPERTIES

Our principal executive office and the offices and distribution center of Freundlich is located at 2200 Arthur Kill Road, Staten Island, New York 10309.  The space is leased, pursuant to a triple net lease, by the Company through July 2013.  The space is leased for $14,038 per month.  We have an option to extend our lease for this space and the Company can terminate the lease upon six months’ notice.  The approximately 18,000 square foot building is constructed from brick and cinder block and is maintained in excellent condition.  The space is sufficient for our present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

None

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock currently trades on the OTC:BB and OTCQB under the trading symbol "PAOS".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2010 as reported on the web site Nasdaq.com.  It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	PRICES
	HIGH	LOW
2010
First Quarter	$3.00	$3.00	(1)
Second Quarter	$3.00	$3.00	(1)
Third Quarter	$3.00	$3.00	(1)
Fourth Quarter	$0.10	$0.10	(2)

2011
First Quarter	$1.50	$0.10
Second Quarter	$2.00	$0.13
Third Quarter	$1.65	$1.65	(3)
Fourth Quarter	$1.65	$0.011
_______________
(1)	There were no stock trades during the first second or third quarters of 2010 and no reports on the Nasdaq site. The price shown is carried forward from the last reported price in 2009.
(2)	There was one trade in the fourth quarter 2010, it was at $0.10.
(3)	There were no stock trades during the third quarter of 2011 and no reports on the Nasdaq site.

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value.  As of February 23, 2012, there were 314 holders of record of the Company's common stock and 3,688,497shares issued and outstanding.

During 2011, the Board approved the issuance of 20,000 shares of the Company’s Common Stock to Directors which were fully vested.  The Company recognized a compensation charge of $400.00.  No underwriter was employed in connection with the offer and sale.  Registrant claimed the exemption from registration in connection with such private placement offering provided under Section 4(2) of the Securities Act of 1933 and Rule 505 or Regulation D thereunder.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value.  As of February 23, 2012, there were 5 holders of record and 5,945,378 shares of series A convertible preferred stock outstanding, each preferred share is convertible into 1.554 shares of the Company’s common stock.  If fully converted, the preferred stock would convert into a total of 9,239,118 shares of common stock.

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

Liquidity and Capital Resources

During 2011, the Company entered into a renewal of its line of credit.  The bank renewed on the same terms as previously existed.  The renewal terms provided the company a $2.8 million line at prime plus 1%.  At year end the rate was 4.25%.  Since the outstanding principal amount has been reduced, the interest expense year over year on the line has been reduced.  There was an overall interest savings of approximately $30,000 for the year ending 2011 compared to 2010.  As an annual line of credit, the line is due within a year (April 30, 2012) and is a current liability.  The Company expects that it will be able to renew its present line.  The amount available for the Company to draw under its credit line stood at $599,142 at the end of the year, compared with the amount available at the end of 2010, $371,891.

During 2011, the Company paid down an additional $702,000 previously outstanding on the line.  Primarily due to the timing of deliveries at the end of the year, accounts payable year over year decreased by approximately $130,000.  Total corporate liabilities decreased by over $850,000.

The Company reduced its net inventory by approximately $1,065,000.  This was done while taking action to assure that this appropriate resizing of the inventory would not adversely affect the Company maintaining an in stock position of the various products it desires to carry.  It is important to fully recognize the value of the Freundlich inventory.  Not only does Freundlich’s inventory enable Freundlich to meet customer demand and obtain orders, but a portion of the inventory is carried on the Company’s balance sheet at a value below the replacement cost were it to be reordered today.  Freundlich may have the strategic benefit over a potential new entrant of having a lower cost of goods versus the seller of newly purchased items.  Even with the current relative stabilization of prices, the replacement cost of Freundlich’s inventory is difficult to ascertain exactly, since even if the cost of each particular item is stable or increasing, the unit cost usually decreases as the quantity purchased increases.

As of December 31, 2011, Company’s overall cash position had decreased by approximately $59,000 ($269,956 vs. $328,717); this comparatively high cash position will be utilized to pay down higher than normal accounts payable anticipated in the near term.

The Company’s Total Liabilities were reduced by approximately $850,000 ($1,789,139 vs. $2,644,122).  Total Assets decreased by approximately $3,350,000 ($5,203,503 vs. $8,594,670) and our Current Assets decreased by approximately $1,150,000 ($5,110,689 vs. $6,267,282), so our Net Worth (Total Assets minus Total Liabilities) decreased by approximately $2,500,000 to $3,454,364 (from $5,950,548).  This was substantially due to the impairment of Goodwill and increased inventory reserve which were collectively $2,558,180.

When looking at the Company’s accumulated deficit of $7,746,474, the reader should be aware that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $2,997,934 which could not be used to offset future taxes; in 2008 was required to incur a $4,417,917 non-cash option charge, and this past year the company incurred a non-cash impairment of goodwill and inventory reserve charge of $2,558,180 so approximately $10 million of non-cash reductions have been brought to that deficit, which would otherwise be positive during the Company’s five and a half years of operations as presently constituted.

The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  It can also use its line of credit to meet additional liquidity needs; at the end of the 2012 this unused capacity was $599,142.  In the present market environment, other sources of financing for continuing operations may be difficult to obtain.  The Company is hopeful that it will be able to raise additional funding to support properly structured, attractive acquisitions; market conditions will impact this ability.

The Company does not anticipate the need to make any material capital equipment investments in the coming year.  It anticipates that it has and will generate sufficient capital to more than offset its capital needs during the coming year.  Stresses could be created if product deliveries to the Company occur at a rate greater than anticipated or operating results fail to reach expectations.  The Company’s available cash gets depleted to the extent it must be utilized to pay taxes or other government imposed expenditures and the Company is quite concerned by the various tax increase and other imposed expenditure proposals which abound.  The Company, as a stocking distributor, must pay for inventory as received from its cash-flow or with borrowings.  Current tax laws do not allow the Company to expense its inventory as received, accordingly investment in inventory is with after-tax dollars and this puts a burden on the Company’s growth.  This fact is generally overlooked in the taxing proposals which only provide tax relief for equipment purchases but overlook the economic benefit to the economy brought about through inventory expansion.

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

Results of Operations

During 2011, Company bookings, in total, continued to be sluggish and below recent historical averages.  Increased sales to the non-government sector were more than offset by reduced purchasing by the Department of Defense.  A significant portion of the Company’s sales are to the Defense Department for aviation and nuclear repair requirements.  While the Company believes that the sales will return to their prior levels, there is no certainty when this will occur.  Consequently, as mandated by GAAP, the Company has reviewed its overall valuation of the Freundlich asset and determined that its then present valuation was impaired necessitating, in the second quarter, a reduction in the goodwill attributed to the assets on the Company’s balance sheet which is reflected in the years’ operating results. Additionally, the Company has reassessed the appropriate reserves to be applied to the Freundlich inventory.

The Company’s sales to the Department of Defense are for repair and maintenance items.   The Company believes that Defense Department requirements for its products should return to historical levels, whether or not there are programmatic reviews of Defense Department programs and activities.  Reduced acquisition of replacement equipment will increase repair requirements for existing equipment.

The use of the parts the Company supplies is related to aircraft utilization.  The decrease in aircraft flying hours has decreased demand for the products sold by the Company.  As the economy recovers, aircraft flying hours should increase.  Additionally, there should be some multiplier effect as the Company’s customers replenish their inventories.  One glimmer of good news is that as our customers order reduced quantities of individual products, the price per piece increases, so our percentage margin increases.  During this past year, we have shipped more orders, but of reduced quantities.

The weak market for their products has led our suppliers to improve their delivery times to what should be “normal” lead times for their products.  However, there are still substantial variations around the promise dates for products and actual delivery times.  It is surprising to the Company that the substantial corporations that produce a substantial amount of our products profess to have such poor internal tracking systems that they cannot properly provide us accurate delivery information.  We have been repeatedly told that these systems are in the process of implementation, there has been little change from last year.

During the past year, the Company’s sales decreased approximately 20% in comparison to 2010 ($7,728,836 vs. $9,730,069).  This was because of the decline in government sales which offset the increase in non-government sales.  The Company was able to maintain its overall sales margins at approximately 31%.  As a result of market forces or the return to larger customer orders, which are sold at lower margins, this margin may decline, but if so, the absolute Gross Profit would be expected to increase since the decline would be as a result of higher sales volume.

The results of the Company’s operations in 2011 show losses before provision for income taxes of $2,499,557; while this is less than the profit of $414,977 in 2010, more than the loss amount (approximately $2.6M) is due to the non-recurring,  non-cash expenses previously discussed.  The Company does not anticipate substantial changes in its operating expenses for its present level of operations in the coming year.

The Company believes that, in addition to disclosing results that are determined in accordance with GAAP, the non GAAP disclosure of Net Income that excludes the non-cash impairment of assets from the non-cash expenses incurred from the impairment of goodwill and additional reserve reducing the inventory value (GAAP requires that these items be included in determining Net Income) is useful in the understanding of the Company’s Net Income for the year to date. These results are provided as a complement to results provided in accordance with GAAP. Management believes this non-GAAP measure provides useful supplemental information for investors, allowing greater transparency to the information used by management in its operational decision making and in the review of the Company’s financial and operational performance, as well as facilitating meaningful comparisons of the Company’s results in the current period compared with those in prior and future periods. The table below provides a reconciliation of the GAAP to non GAAP presentation:

	Full Year
	2011	2010
GAAP Reported Net Income (Loss) before Tax	$(2,499,557)	$414,977
Non cash Impairment of Assets	$2,558,180	$0
NON GAAP Net Income	$58,623	$414,977

By reducing the principal outstanding on its line of credit, the Company reduced its year over year interest expense by approximately $30,000.  This coming year, unless there is a substantial and unanticipated increase in the prime rate, the Company anticipates that its interest expense will remain similar to last year, reduced slightly by the reduction anticipated in the outstanding principal.

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

The opportunities presently under consideration by the Company, in addition to the expansion of the Freundlich operations, are the acquisition of horizontal, vertical and complementary operations.  While the company is in various discussions and investigations, and the company is expending funds to pursue acquisitions, no specific acquisition opportunities or ventures have been finalized at this time.  In connection with pursuit of these opportunities, the Company will also pursue the arrangement of adequate financing to carry out its plans.

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

Additionally, acquisition of skills and product lines which are complementary to the Freundlich offering could mutually enhance the sales of each. Complementary acquisitions could also appropriately enhance the combined company operations and balance sheet.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures.  See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

The following areas are of particular importance to the Company’s operations and available cash flow:

•
Inventory - The prices for replacement inventory have been substantially stabile, as have the lead times for delivery.  With few, insignificant, exceptions, none of the Company’s products in inventory have any shelf life limitations and, assuming eventual utilization, their value, from a replacement perspective meet or exceed their initial acquisition cost.  Demand for individual products extends for long durations and the Company’s business is characterized by either the immediate availability or near term availability of a product being crucial to its sale.  Sales of a particular product may occur at irregular intervals.  Consequently the Company continues to invest in a substantial inventory and to recognize a product as being no longer in demand if a sale does not occur within a five year period.  Although the product is, at the end of the five year period, reduced to a zero cost basis, it may remain in the Company’s inventory and be available for sale at a later time.

•
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

•
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON (SIC) ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about February 3, 2012 for the period ended December 31, 2011.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the evaluation.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this 10-K as of their evaluation.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting on or about February 3, 2012 for the period ended December 31, 2011.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting were effective at the reasonable level of assurance described below as of the period covered by this Form 10-K when evaluated.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company assessed its internal control system as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company believes that, as of December 31, 2011, its system of internal control over financial reporting was effective when evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the evaluation.

ITEM 9B. OTHER INFORMATION

There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of February 23, 2012:

Name	Age	Position	With Company Since
Alexander Kreger	68	Director and Chairman of the Board	2006
Andrew S. Prince	68	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Robert Adler	77	Director	2006
Donald Barger	69	Secretary and Director	2008
David Walters	49	Director	2006

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

Robert I. Adler

From 2002 to 2003, Mr. Adler served as an investment advisor for UBS Financial Services.  In 2002, Mr. Adler served as managing director for ING Furman Selz Asset Management (“ING”).  From 1991 to 2000, Mr. Adler served as the vice president and senior investment officer of BHF Securities Corp.  Since June 2011, Mr. Adler has served as a Director and Chairman of the Audit Committee of Sino Gas International Holdings.  From October, 2010 through June2011, Mr. Adler served as a Director and Chairman of the Audit Committee of Dongsheng Pharmaceutical International Co., a distributor of pharmaceutical products based in Beijing, China. From April 2006 to September 2010, Mr. Adler served as a director and chairman of the audit committee of Sinoenergy Corporation, a developer and operator of retail compressed natural gas (CNG) stations as well as a manufacturer of CNG transport vehicles, natural gas conversion kits for automobiles, and gas station equipment in China. From April 2006 until May 2010, Mr. Adler served as a director and chairman of the audit committee of China Medicine Corp., a comprehensive enterprise engaging in the production and distribution of prescription and over the counter drugs, traditional Chinese medicine products, herbs and dietary-supplements, medical devices, and medical formulations in China. Mr. Adler obtained a B.A. degree from Swarthmore College and is a member of the Institute of Chartered Financial Analysts and the New York Society of Security Analysts.

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

Mr. Walters is Chairman of the Company’s Compensation Committee and a member of the Company’s Audit Committee.

Code of Ethics and Committee Charters

The Audit Committee Charter is available on the Company’s website.

The draft committee charter for the Compensation committee has not been formally adopted by the Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities.  Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2011, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
Name &				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)

Andrew
Prince
President,
CEO and	2009	$218,851
Director(1)	2010	$222,069	$-	$84,353	$-	$-	$-	$-
	2011	$222,069

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options exercise ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards. Number of shares or units and other rights that have not vested (#)

	-	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Adler	$10,000	$100	-	$-	$-	$-	$10,100

Alex Kreger	$10,000	$100	-	$-	$-	$-	$10,100

Donald Barger	$10,000	$100	-	$-	$-	$-	$10,100

David Walters	$10,000	$100	-	$-	$-	$-	$10,100

Non-employee Directors of the Company were paid $10,000 for their normal board activities. And 5,000 shares of the Company’s common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)
The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock (its only voting securities):

TITLE OF CLASS COMMON STOCK	BENFICIAL OWNER (1)	AMOUNT OF BENEFICAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	BGRS 2005 LLC PO 2127 Jenkintown, PA 19046	241,290	6.6

	Alex Kreger	952,089	25.9

	Andrew Prince	969,571	26.4

(b)
The following table sets forth certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock of the Company by (i) each of the Company’s Directors, (ii) each of the Company’s Named Executive Officers, and (iii) all directors and executive officers as a group.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT OF BENEFICAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	Alex Kreger, Executive Chairman & Director	952,089	25.9

	Robert Adler, Director	129,299	3.40

	Donald Barger, Director	189,018	4.90

	David Walters, Director	18,300	0.50

	Andrew Prince, Director, President and CEO	969,571	26.4

	Directors and Executive Officers as a Group	2,258,277	61.6

PREFERRED STOCK	Alex Kreger, Executive Chairman & Director	428,571	7.2

	Robert Adler, Director	71,428	1.2

	Donald Barger, Director	285,714	4.8

	David Walters, Director	-	-

	Andrew Prince, Director, President and CEO	4,497,962	75.7

	Directors and Executive Officers as a Group	5,283,675	88.9
___________
(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company

As of February 23, 2012, the date used to calculate the tables above, the Company had 3,688,497, shares of Common Stock outstanding and 5,945,378 shares of Preferred Stock outstanding.

Each Preferred share converts into common stock at 1.554 shares of common for each share of preferred, however, the holder cannot hold more than 4.9 % of the outstanding common after a conversion.  Accordingly the shares beneficially owned are calculated as if that holder, alone, converted its shares to the 4.9 % maximum, and the percentage of class is the percentage if those shares alone were converted.

Securities Authorized for Issuance Under Equity Compensation Plans

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were: $96,496 for 2011 and $99,100 for 2010.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2011 and 2010 were $-0- in 2011 and $-0- in 2010.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010 were $3,500 in 2011 and $3,200 in 2010.

All Other Fees

The aggregate fees billed for products and services provided the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2011 and 2010 were $-0- in 2011 and $-0- in 2010.

Audit Committee

Our Audit Committee implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services.  Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee  or Board of Directors prior to the commencement of the services, subject to certain de-minimis non-audit service (as described in Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee or Board of Directors approves it prior to the service being completed.  All of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Listed in the Exhibit Index following the signature page hereof.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Date: March 1, 2012	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	March 1,2012
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	March 1, 2012
Alexander Kreger

/s/ Robert Adler	Director	March 1, 2012
Robert Adler

/s/ Donald Barger, Jr.	Director	March 1, 2012
Donald Barger, Jr.

/s/ David Walters	Director	March 1, 2012
David Walters

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company's Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Barron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.7	Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.8	Amendment to Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.9	Guaranty between Greater Bay Business Funding and Freundlich Supply Company, Inc. and Precision Aerospace Components, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.10	Loan and Security Agreement as of March 6, 2008, by and among Freundlich Supply Company, Inc. (borrower) Precision Aerospace Components, Inc. (guarantor) and Israel Discount Bank of New York (lender)	Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on March 31, 2008

10.11	Demand Grid Promissory Note/Prime Rate between Freundlich Supply Company, Inc. and Israel Discount Bank of New York.	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 30, 2010.

10.12	Line Letter for $2,800,000 Line of Credit issued by Israel Discount Bank of New York in favor of Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 30, 2010.

10.13	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

10.14	Demand Grid Promissory Note/Prime Rate between Freundlich Supply Company, Inc. and Israel Discount Bank of New York	Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

10.15	Line Letter for $2,800,000 Line of Credit issued by Israel Discount Bank of New York in favor of Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Precision Aerospace Components, Inc.

We have audited the accompanying consolidated balance sheet of Precision Aerospace Components, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2011 and 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Aerospace Components, Inc. as of December 31, 2011 and 2010 and the consolidated results of its operations and cash flows for each of the two years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States.

/s/ Friedman LLP
New York, New York

March 1, 2012

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269,956	$328,717
Accounts receivable	667,949	720,803
Inventory, net	4,083,015	5,147,785
Prepaid expenses	19,669	6,110
Prepaid income taxes	70,100	63,867
	5,110,689	6,267,282

PROPERTY AND EQUIPMENT - Net	27,611	80,944

OTHER ASSETS
Deposits	24,700	24,700
Goodwill	-	2,221,744
Other assets	80,503	-
	105,203	2,246,444

TOTAL ASSETS	$5,243,503	$8,594,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$274,139	$412,885
Line of credit	1,515,000	2,217,000
	1,789,139	2,629,885

LONG -TERM LIABILITIES

Deferred tax liability	-	14,237

TOTAL LIABILITIES	1,789,139	2,644,122

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
at December 31, 2011 and December 31, 2010; 5,945,378 and 6,462,378 shares issued and outstanding	5,945	6,462
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
at December 31, 2011 and December 31, 2010; 3,688,497 and 2,865,079 shares issued and outstanding	3,688	2,865
Additional paid-in capital	11,191,205	11,191,111
Accumulated deficit	(7,746,474)	(5,249,890)
TOTAL STOCKHOLDERS' EQUITY	3,454,364	5,950,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,243,503	$8,594,670

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

TOTAL NET REVENUE	$7,728,836	$9,730,069

TOTAL COST OF GOODS SOLD	5,320,981	6,662,495

GROSS PROFIT	2,407,855	3,067,574

OPERATING EXPENSES
General and administrative expenses	1,923,060	2,170,040
Professional and consulting fees	288,244	303,761
Depreciation	55,013	65,389
Total Operating Expenses	2,266,317	2,539,190

INCOME BEFORE OTHER INCOME (EXPENSE)	141,538	528,384

OTHER INCOME (EXPENSE)
Interest expense	(82,915)	(113,407)
Impairment of assets	(2,558,180)	-
	(2,641,095)	(113,407)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(2,499,557)	414,977

Provision (benefit) for income taxes	(2,973)	168,401

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,496,584)	$246,576

NET INCOME (LOSS) PER BASIC SHARE	$(0.85)	$0.10

NET INCOME (LOSS) PER DILUTED SHARE	$(0.85)	$0.02

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	2,942,680	2,561,000

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING (When a company is in a loss	2,942,680	12,963,734
situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.)

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2010	6,123,301	$6,123	-	-	1,753,279	$1,753	$11,103,398	$(5,496,466)	$5,614,808

Stock issued for fractional shares					204	-			-

Exercise of Common Stock A warrants					86,725	87	(87)		-

Stock issued for compensation					1,024,871	1,025	88,139		89,164

Exchange of A and B warrants	339,077	339					(339)		-

Net Income (Loss)	-	-	-	-	-	-	-	246,576	246,576

Balance, December 31, 2010	6,462,378	6,462	-	-	2,865,079	2,865	11,191,111	(5,249,890)	5,950,548

Conversion of Preferred Stock-Series A	(517,000)	(517)			803,418	803	(286)		-

Stock issued to the board for compensation					20,000	20	380		400

Net Income (Loss)	-	-	-	-	-	-	-	(2,496,584)	(2,496,584)

Balance, December 31, 2011	5,945,378	$5,945	-	$-	3,688,497	$3,688	$11,191,205	$(7,746,474)	$3,454,364

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,496,584)	$246,576

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	55,013	65,389
Inventory writedown	125,200	141,850
Stock based compensation	400	89,164
Bad debt expense	-	34,486
Impairment of assets	2,558,180	-
Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	52,854	23,161
Decrease (increase) in inventory	603,134	(201,923)
Decrease (increase) in prepaid expenses	(13,559)	(169)
Decrease (increase) in prepaid income taxes	(6,233)	5,507
Decrease (increase) in other assets	(80,503)	-
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(138,746)	202,344
Increase (decrease) in deferred tax liability	(14,237)	14,237
Net cash provided by (used in) operating activities	644,919	620,622

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(1,680)	(25,876)

Net cash provided by (used in) investing activities	(1,680)	(25,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under line-of-credit agreement	(702,000)	(465,000)

Net cash provided by (used in) financing activities	(702,000)	(465,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,761)	129,746

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	328,717	198,971

CASH AND CASH EQUIVALENTS - END OF YEAR	$269,956	$328,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$76,961	$105,220
Income taxes paid	$18,000	$143,315

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method (except as noted subsequently).  The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time.  The Company has adopted the convention that any inventory item for which the Company has not had any transactions within the past five years shall be reduced to a zero value.  Inventory consists of finished goods for resale at December 31, 2011.  The Company has established a valuation allowance for inventory of $327,551 at the December 31, 2011.  For the year ended December 31, 2011, the Company had $125,200 of inventory which became over five years without a sale during the period and has been reduced to zero value. For the year ended December 31, 2010, the Company had $126,092 inventory which became over five years without a sale during the period and has been reduced to zero value.

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

The impairment review involves a two-step process as follows:

•
Step 1- The Company compares the fair value of its reporting units to the carrying value, including goodwill, of each of these units.  For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2.  If the unit’s

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (continued)

fair value exceeds the carrying value, including goodwill, no further work is performed and no impairment expense is necessary.

•
Step 2- If the Company determines in Step 1 that the carrying value of a reporting unit exceeds the fair value, the Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  This results in an implied fair value for the reporting unit’s goodwill.   The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess.  In the second quarter of 2011, the Company determined that a full impairment of the goodwill, approximately $2,222,000 was needed and this has been recorded in the year ended December 31, 2011.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 35.1 percent of our total sales.  No other customer accounted for greater than 10 percent of our total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Shipping and Handling Costs

Shipping and handling costs relating to sales were approximately $65,000 and $97,000 for the years ended December 31, 2011 and 2010, respectively, and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been issued but not yet implemented that we believe will materially impact our financial statements.

3. PROPERTY AND EQUIPMENT

	2011	2010

Furniture and fixtures	$2,392	$2,392
Equipment and other	403,146	401,466
Leasehold improvements	6,487	6,487
	412,025	410,345

Less accumulated depreciation and amortization	(384,414)	(329,401)

Property and equipment, net	$27,611	$80,944

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2011 and 2010 consist of the following:

	2011	2010

Accounts payable	$268,184	$404,698
Accrued expenses	5,954	8,187

	$274,138	$412,885

5. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

The Company had no long term debt as of December 31, 2011 and 2010.

Revolving funding facility

The Company has a revolving funding facility pursuant to which it can draw up to $2,800,000 against eligible assets.  The facility allows for draws against up to eighty (80) per-cent of eligible accounts receivable and forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000).  Eligible accounts are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months.  The daily rate on the outstanding balance is the prime rate plus one (1.0) per cent.  The balance is secured by a first lien position on all of the Company’s assets.  The facility is due April 30, 2012.  The Company expects that the facility will be renewed.  As of December 31, 2011, $1,515,000 was outstanding, the interest rate was 4.25%, and $599,142 was available to draw.  As of December 31, 2010, $2,217,000 was outstanding, the interest rate was 4.25%, and $371,891 was available to draw.

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

8. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision  are as follows:

	For the years ended December 31,
	2011	2010

Current income tax
Federal	$(13,308)	$89,555
State	12,361	32,612
City	12,714	31,997
Total Current income tax	11,767	154,164

Non current income tax
Federal	(9,343)	9,023
State	(2,488)	2,404
City	(2,909)	2,810
Total non current income tax	(14,740)	14,237

Total income tax	$(2,973)	$168,401

Although the Company has an accumulated deficit of $7,746,474 there are no net operating losses available to be used against taxable income.

8. INCOME TAXES (CONTINUED)

The components of the income taxes consists of the following:

	For the years ended December 31,
	2011	2010

Expected federal statutory rate	$-	$141,092
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	22,826	44,977
Permanent difference - amortization and disallowable expenses	2,299	(60,022)
IRS refund	-	-
Deferred taxes	(14,740)	14,237
Other	(13,358)	28,117

Total Income tax expense (benefit)	$(2,973)	$168,401

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2011	2010

Expected federal statutory rate	34.00%	34.00%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	(0.88)%	10.84%
Permanent difference - amortization and disallowable expenses	(0.09)%	(14.46)%
Change in valuation allowance	(32.31)%	3.43%
Other	(0.84)%	6.78%

Effective income tax rate	(0.12)%	40.58%

8. INCOME TAXES (CONTINUED)

The Company’s deferred tax liability relates to a temporary timing difference in long-term assets. With the deferred tax asset for 2011 consisting of:

Significant components of the income tax provision  are as follows

Deferred Tax Assets:

	December 31, 2011

Inventory Reserve	(327,551)	44.84%	(146,869)
Goodwill	(1,419,449)	44.84%	(636,458)
Depreciation	(2,800)	44.84%	(1,255)
Federal and State NOL	(45,978)	44.84%	(20,616)
Total	(1,795,778)		(805,198)

Valuation Allowance	1,795,778	44.84%	805,198

Net DTA	-		-

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2011.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended December 31, 2011 and 2010.

The federal and state tax returns for the years ending December 31, 2008, 2009 and 2010 have been filed and are currently open and the tax returns for the year ended December 31, 2011 will be filed by September 15, 2012.

9. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2011	2010
Net income (loss) available to
common stockholders used
in basic EPS and diluted EPS	$(2,496,584)	$246,576

Weighted average number of
common shares used in basic EPS	2,942,680	2,561,000

Effect of dilutive securities:
Weighted average number of
Stock options and warrants,
conversion of preferred shares and note	-	10,402,734

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS **	2,942,680	12,963,734

EPS
Basic	(0.85)	0.10
Diluted	(0.85)	0.02
_______
** Weighted average number of common shares and dilutive potential common stock used in diluted EPS  (When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic andfully diluted common shares outstanding are stated to be the same).

10. STOCK OPTIONS

The Company had adopted a stock option plan, which provided for the granting of options to certain officers, directors and key employees of the Company; this plan is no longer in existence.  Options for 200 shares of common stock have been issued under this plan and remain outstanding.  The option price, number of shares and grant date were determined at the discretion of the Company's board of directors.  Grantees were vested in the options at the date of the grant.  The exercise price of each option that was granted under the plan equals 100% of the market price of the Company’s stock on the date of the grant.  The Options are exercisable for a period not to exceed 10 years from the option grant date.  Plan options are non-transferable.

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

10. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011.

	Weighted
Range of exercise prices	Number outstanding at 12/31/11	Average remaining contractual life	Weighted average exercise price	Number exercisable at 12/31/11

175	200	0.58	$175	200

11.  WARRANTS

	2011		2010
	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at Beginning of year	-	$-	1,925,276	$0.915

Granted	-		-

Exercised			(1,924,876)

Expired			(400)

Outstanding at end of year	-		-

Warrants exercisable at year end	-		-

12. RELATED PARTY TRANSACTION

A company controlled by a Director of the Company provided services to the Company for which the Company paid $72,000 in 2010 and 2011 respectively.

13.  STOCKHOLDERS EQUITY

Preferred Stock

In addition to its Common Stock, the Company has one series of preferred stock outstanding-, its Series A Convertible Preferred Stock (the “Preferred Stock”).  All of the rights of the Preferred Stock are set forth in the “Statement of Designations of the Series A Convertible Preferred Stock” which are a part of the Company’s Restated Certificate of Incorporation.  Among those rights: Each Share of the Preferred Stock is convertible into 1.554 shares of the Company’s common stock; no dividends are payable with regard to the Preferred Stock, the Preferred Stock has no voting rights and no board representation.  In the normal course, a holder of the Preferred Stock along with its affiliates cannot convert its shares if, immediately after such conversion it would beneficially own in excess of 4.9% of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion.  The shares of the Preferred Stock have a liquidation preference which may be invoked upon a change of control or similar transaction regarding substantially all of the Company’s assets or shares.  The preference is allocated pro rata $0.735 per share of Preferred Stock.  The total preference is $4,369,853.  While the Preferred Stock is outstanding, no dividends can be paid on the Common Stock and no Common Stock can be redeemed or purchased by the Company.  The Preferred Stock has protection against changes to the Statement of Designation or the creation of securities with rights greater or equal to the Preferred Stock unless approved by the holders of 75% of the shares of the Preferred Stock.

Share based payments

During 2011, the Board approved the issuance of 20,000 shares of the Company’s Common Stock to Directors which were fully vested.  The Company recognized a compensation charge of $400.

Conversion of Preferred Stock to Common Stock

During 2011, 517,000 shares of Preferred Stock were converted to 803,418 shares of the Company’s common stock.