Form 10-Q
period 2012-03-31
Precision Aerospace Components, Inc.
filed 2012-04-27
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   NA

Number of shares outstanding of the registrant’s common stock, as of April 26, 2012: 3,688,497

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

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$220,151	$269,956
Accounts receivable	767,944	667,949
Inventory, net	4,313,468	4,083,015
Prepaid expenses	49,479	19,669
Prepaid income taxes and income taxes receivable	113,317	70,100
	5,464,359	5,110,689

PROPERTY AND EQUIPMENT - Net	22,026	27,611

OTHER ASSETS
Deposits	26,073	24,700
Other assets	80,000	80,503
	106,073	105,203

TOTAL ASSETS	$5,592,458	$5,243,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$600,949	$274,139
Line of credit	1,470,000	1,515,000
	2,070,949	1,789,139

LONG -TERM LIABILITIES

TOTAL LIABILITIES	2,070,949	1,789,139

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
at March 31, 2012 and December 31, 2011; 5,945,378 shares issued and outstanding	5,945	5,945
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized
at March 31, 2012 and December 31, 2011; 3,688,497 shares issued and outstanding	3,688	3,688
Additional paid-in capital	11,191,205	11,191,205
Accumulated deficit	(7,679,329)	(7,746,474)
TOTAL STOCKHOLDERS' EQUITY	3,521,509	3,454,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,592,458	$5,243,503

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011

TOTAL NET REVENUE	$2,106,021	$2,025,953

TOTAL COST OF GOODS SOLD	1,508,076	1,366,660

GROSS PROFIT	597,945	659,293

OPERATING EXPENSES
General and administrative expenses	466,558	466,660
Professional and consulting fees	85,498	74,083
Depreciation	5,585	15,847
Total Operating Expenses	557,641	556,590

INCOME BEFORE OTHER INCOME (EXPENSE)	40,304	102,703

OTHER INCOME (EXPENSE)
Interest expense	(15,873)	(23,104)
	(15,873)	(23,104)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	24,431	79,599

Provision (benefit) for income taxes	(42,714)	20,362

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$67,145	$59,237

NET INCOME (LOSS) PER BASIC SHARE	$0.02	$0.02

NET INCOME (LOSS) PER DILUTED SHARE	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	3,688,497	2,865,079

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED
COMMON SHARES OUTSTANDING (When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.)	12,927,617	12,907,617

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$67,145	$59,237

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,585	15,847
Inventory writedown	59,340	26,972
Deferred income taxes	—	1,153
Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	(99,995)	(59,025)
Decrease (increase) in inventory	(289,793)	(22,691)
Decrease (increase) in prepaid expenses	(29,810)	(26,032)
Decrease (increase) in prepaid income taxes and income taxes receivable	(43,217)	1,209
Decrease (increase) in security deposits	(1,373)	—
Decrease (increase) in other assets	503	—
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	326,810	(127,752)
Net cash provided by (used in) operating activities	(4,805)	(131,082)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	—	—

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under line-of-credit agreement	(45,000)	(75,000)

Net cash provided by (used in) financing activities	(45,000)	(75,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,805)	(206,082)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	269,956	328,717

CASH AND CASH EQUIVALENTS - END OF PERIOD	$220,151	$122,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$15,873	$23,405
Income taxes paid	$—	$18,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2011 and the notes thereto included in the Company’s Form 10-K for the year. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

There have been no material changes during 2012 in the Company’s significant accounting policies to those previously disclosed in the Company’s 2011 Form 10-K.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

2. Summary of Significant Accounting Policies (continued)

Prepaid taxes and income tax receivable

Subsequent to March 31, 2012, in preparation of filing the Company’s tax return, the Company determined that they would apply their net operating loss to the carry back period instead of carrying forward as originally anticipated. As a result, the Company recognized and income tax receivable of approximately $52K, which resulted in an income tax benefit at quarter end.

3. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

The Company had no long term debt as of March 31, 2012 and December 31, 2011.

Revolving funding facility

The Company, through its Freundlich Supply Company (“Freundlich”), subsidiary has a revolving funding facility pursuant to which it can draw up to $2,800,000 against eligible assets. The facility allows for draws against up to eighty (80) percent of eligible accounts receivable and forty (40) per-cent of eligible inventory, up to a maximum inventory advance amount of two million five hundred thousand dollars ($2,500,000). Eligible accounts receivable are those domestic accounts not outstanding for more than one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently that which has had sales within the preceding sixty (60) months. The daily rate on the outstanding balance will be the prime rate plus one (1.0) percent. The balance is secured by a first lien position on all of the Company’s assets. The facility is due April 30, 2012. The Company expects that the facility will be renewed. As of March 31, 2012, $1,470,000 was outstanding, the interest rate was 4.25%, and $679,608 was available to draw. As of December 31, 2011, $1,515,000 was outstanding, the interest rate was 4.25%, and $599,142 was available to draw.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-K report for the year ended 2011 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 2012 may not be indicative of the results for the entire year.

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

Freundlich sells its products to original equipment manufacturers, repair facilities, and other distributors in the aerospace industry and directly to the United States Department of Defense (“Department of Defense”). Freundlich sells its products pursuant to written purchase orders from its customers. All products are shipped from Freundlich’s warehouse in Staten Island, New York via common carrier. During this quarter, sales to the Department of Defense represented approximately 40%, of our total sales, compared to approximately 32% for the quarter ended March 31, 2011. No other customer accounts or accounted for more than 10% of our sales.

The Company’s sales to the Department of Defense, while increased from the same period of the prior year, are still below historical sales levels due to the Department having substantially reduced its acquisition of fasteners last year. The Department has still not returned to its prior purchasing levels and this has reduced the Company’s sales opportunities even though the Company’s sales to the Department have increased.

Though the Company’s sales this quarter were above the comparable period last year, gross profit for the quarter was below the comparable period last year due to the more challenging sales environment, which includes our non-government customers who do not appear to be increasing their operations. Total operating expenses have remained approximately constant. The result is reduced operating and income for the year to date. During the quarter the Company was able to reduce the balance outstanding on our line of credit while increasing our inventory.

The Company’s revenues increased approximately 4% for the quarter to $2.1 M from $2.0 M in the comparable period last year. This was due to an increase in purchases by the government from the Company during the period. Non-government sales were down slightly. The Company believes that government demand for the products offered by the Company will return to near prior levels, since the products are consumables utilized for the maintenance and repair of military aircraft and ships. The present pace of operations of the military continues and these operations, along with prescribed maintenance schedules, are the driving forces behind the consumption of the parts supplied by the Company. While the Company is not privy to the inventory levels held within the Department of Defense, it believes, based upon comments from a Department employee that the Department was reducing its levels and may have been moving toward a “just in time” stocking. The Company believes that at some point the Department will recall the shortage of productive capacity which occurred when the aircraft industry and economy were healthy and recognize that conflict and the need for military deployment do not wait until our military is ready and will not only return to purchasing to meet demand but to restock inventories as well. Unfortunately the Company is not certain when this will occur.

The Company’s gross profit of $598K for the three months ended March 2012 was approximately 9% less than the gross profit of $659K for the same three month period last year, due to lower gross profit as a percentage of revenues, despite higher revenues.

The Company’s total operating expenses of $558K for the three months ended March 2012 were approximately the same as for the same period last year, $557K.

The Company recognized a benefit of approximately $43K for the three months ended March 2012 due to the Company being able to recognize a net operating loss that had a full valuation allowance as opposed to recognizing an expense for taxes of approximately $20K for the period last year.

The result of all of these elements is that Company’s net income of $67K for the three months ended March 2012 was approximately 13% more than the net income of $59K for the same three month period to last year.

The Company’s accounts receivable have increased by approximately $100K to $768K from $668K at the end of last year; this difference is due to increased sales and normal deviations in customer payments. The Company’s inventory at the end of the quarter, $4.31M, was increased from the $4.08M at the end of last year due to additional receipts in anticipation of future sales. The Company’s inventory does not have any life limitations and is all available for sale.

The Company has paid down its bank loan by $45K to 1.4M from $1.52M at the end of last year. Accounts payable increased by approximately $325K, to $591K from $268K at the end of last year; the Company's accounts payable are a function of both the receipts and the payment terms. The Company has used available cash above its desired safety level to take advantage of discounts where available from its suppliers. The Company is usually in a position to take advantage of the discounts offered. The Company continues to evaluate and apply its resources where it believes it will achieve the best overall benefit.

The Company’s net assets (total assets less total liabilities) at the end of the period, increased by approximately $67K; to $3.52M from $3.45M at the end of last year, continuing the Company’s growth in net assets which reflect the continued profitable operations of the Company during a period of difficult market conditions.

The Company does not presently anticipate any material additional capital expenditures on plant and equipment for existing operations during 2012 and the present cash flow from the activities of Freundlich and its financing facility is sufficient to meet the Company’s cash requirements, assuming it receives inventory in orderly fashion as has been the case; however, additional financing will be necessary to more rapidly increase operations and expand operations.

The Company believes it can expand its business with its present staff numbers until acquisitions warrant additional personnel. Freundlich does not presently anticipate making further hires; however, it is possible that it may make an additional hire to improve business operations. Presently, many Company level activities are either outsourced or handled at the Freundlich level.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2012. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4 CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012 on or about April 16, 2012.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about February 3, 2012, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting. The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of March 31, 2012 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: April 27, 2012	PRECISION AEROSPACE COMPONENTS, INC.

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