Form 10-Q
period 2012-06-30
Precision Aerospace Components, Inc.
filed 2012-08-20
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   NA

Number of shares outstanding of the registrant’s common stock, as of August 15, 2012: 4,009,349

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — (Unaudited)	3

	Condensed Consolidated Statements of Operations — (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

PART II OTHER INFORMATION
Item 6.	Exhibits	17

Signatures		17

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$261,943	$269,956
Accounts receivable	3,084,890	667,949
Inventory, net	12,896,155	4,083,015
Restricted cash - escrow	500,000	—
Prepaid expenses	213,617	19,669
Prepaid income taxes and income taxes receivable	113,197	70,100
	17,069,802	5,110,689

PROPERTY AND EQUIPMENT - Net	56,860	27,611

OTHER ASSETS
Deposits	24,700	24,700
Intangible assets	311,000	—
Goodwill	188,000	—
Deferred financing costs	74,910	—
Other assets	97,070	80,503
	695,680	105,203

TOTAL ASSETS	$17,822,342	$5,243,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,822,624	$274,139
Escrow payable	500,000	—
Current portion of long term debt	104,200	—
Line of credit	6,573,914	1,515,000
	10,000,738	1,789,139

LONG -TERM LIABILITIES
Deferred tax liability	690,000	—
Term Loan	2,395,800	—
TOTAL LIABILITIES	13,086,538	1,789,139

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
at June 30, 2012 and December 31, 2011; 5,945,378 shares issued and outstanding	5,945	5,945
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized
at June 30, 2012 and December 31, 2011;	4,009	3,688
4,009,349 and 3,688,497 shares issued and outstanding, respectively
Additional paid-in capital	11,450,862	11,191,205
Accumulated deficit	(6,725,012)	(7,746,474)
TOTAL STOCKHOLDERS' EQUITY	4,735,804	3,454,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,822,342	$5,243,503

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPECE COMPONENTS, INC. AND
SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

NET REVENUE	$6,329,706	$3,978,586	$4,223,685	$1,952,633

COST OF GOODS SOLD	4,528,213	2,767,097	3,020,137	1,400,437

GROSS PROFIT	1,801,493	1,211,489	1,203,548	552,196

OPERATING EXPENSES
General and administrative expenses	1,382,335	930,106	830,777	463,446
Professional and consulting fees	386,716	140,015	301,218	65,932
Depreciation	13,505	31,695	7,920	15,848
Total Operating Expenses	1,782,556	1,101,816	1,139,915	545,226

INCOME BEFORE OTHER INCOME (EXPENSE)	18,937	109,673	63,633	6,970

OTHER INCOME (EXPENSE)
Interest expense	(48,948)	(45,514)	(33,075)	(22,410)
Gain on bargain purchase of assets	982,315		982,315
Impairment loss	—	(2,558,180)	—	(2,558,180)
	933,367	(2,603,694)	949,240	(2,580,590)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	952,304	(2,494,021)	1,012,873	(2,573,620)

Provision (benefit) for income taxes	(69,158)	(16,788)	(26,444)	(37,150)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$1,021,462	$(2,477,233)	$1,039,317	$(2,536,470)

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHARES
Basic and Diluted	$0.27	$(0.86)	$0.28	$(0.89)

Weighted average shares outstanding - basic and diluted	3,818,953	2,865,079	3,753,725	2,865,079

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATD STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,021,462	$(2,477,233)
Adjustments to reconcile net income to net cash
(used in)/provided by operating activities:
Depreciation and amortization	17,639	31,695
Stock Based Compensation	9,978	—
Deferred tax benefit	—	(9,625)
Inventory writedown	93,784	67,514
Bargain purchase gain	(982,315)	—
Impairment of intangible assets	—	2,558,180

Changes in assets and liabilities:

(Increase) in accounts receivable	(118,541)	(29,776)
(Increase)/decrease in inventory	(448,517)	206,853
(Increase) in prepaid expenses	(16,044)	(17,659)
(Increase) in prepaid income taxes and income taxes receivable	(43,097)	(25,164)
(Increase) in deferred costs	(19,210)	—
(Increase) in other assets	(11,698)	—

(Decrease) in accounts payable and accrued expenses	(83,566)	(197,600)

Net cash (used in)/provided by operating activities	(580,125)	107,185

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in restricted cash	(500,000)
Increase in escrow payable	500,000
Acquisition of business	(7,174,529)	—
Purchase of property and equipment	(2,654)	—

Net cash (used in) investing activities	(7,177,183)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from line of credit - Newstar	6,573,914	—
Payment of line of credit - IDB	(1,574,619)	(175,000)
Proceeds from issuance of stock	250,000	—
Proceeds from term loan payable Newstar Bank	2,500,000	—

Net cash provided by financing activities	7,749,295	(175,000)

DECREASE IN CASH AND CASH EQUIVALENTS	$(8,013)	$(67,815)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$269,956	$328,717

CASH AND CASH EQUIVALENTS - END OF PERIOD	$261,943	$260,902

The accompanying notes are an integral part of these condensed consolidated financial statements

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

1. SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Precision Aerospace Components, Inc. and Subsidiaries (the “Company”) distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.

The Company's operations are carried out through its wholly-owned distribution subsidiaries Aero-Missile Components, Inc. (“Aero-Missile”) and Freundlich Supply Company, Inc. (“Freundlich”), both of whom have Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”). Creative Assembly Systems, Inc. (“Creative Assembly”) is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries and Tiger-Tight Corp. (“Tiger-Tight”) the exclusive North American master distributor of the Tiger-Tight locking washer. Tiger-Tight washers are used in demanding vibration applications and the Company believes they have significant advantages in comparison to competitive products. Tiger-Tight products are now available and under evaluation by several major US corporations, is being used aboard the SpaceX Dragon – the first civilian space craft to dock and return from the International Space Station.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

On May 25, 2012, the Company acquired the assets of Fastener Distribution and Marketing Company, Inc., which included Aero-Missile and Creative Assembly. The Company paid for the acquisition with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan with Newstar Business Credit, LLC. The operating results of the Aero-Missile and Creative Assembly businesses are included in the financial results from the date of acquisition.

2. Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that the Company will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Acquisition

The Company accounts for business combinations by applying the acquisition method, which requires the determination of the acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquirees and the measurement of goodwill. ASC Topic 805-10, “Business Combinations – Overall” (“ASC 805-10”) provides that in identifying the acquiring entity in a combination effected through a transfer of additional assets and exchange of equity interest, all pertinent facts and circumstances must be considered, including the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of additional assets and equity securities in the business combination, including payment of any premium. The acquiring company is required to determine the fair value of the assets and liabilities acquired, which includes the fair value of all intangible assets acquired. The Company has determined the fair value of all assets and liabilities acquired exceed the purchase price paid and therefore have recorded a bargain purchase gain.

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time. Therefore any inventory item for which the Company has not had any transactions within the past five years is reduced to a zero value. Inventory consists of finished goods for resale at June 30, 2012. The Company has recorded a reserve of approximately $298,000 and approximately $328,000 at June 30, 2012 and December 31, 2011.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company considers the significant estimates to be the useful lives of its tangible and intangible assets, reserves for inventory and the valuation of intangible assets.

Concentration of Credit Risk

Sales to the United States Department of Defense (“DOD”) represented approximately 27% and 31% of the Company’s total sales for the three month and six month quarter ended June 30, 2012 and approximately 33% and 33% of the Company’s total sales for the three and six month quarter ended June 30, 2011. No other customer accounted for greater than 10 percent of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

PRECISION AEROSPACE COMPONENTS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

3. ACQUISITION

On May 25, 2012, the Company acquired the assets of Fastener Distribution and Marketing Company, Inc., which included Aero-Missile and Creative Assembly (collectively the “FDMC Acquisition”) with a fair value of approximately $8.8 million which included a cash payment of approximately $7.1 million and bargain purchase gain of approximately $1.7 million (pretax or approximately $1.0 million after tax). The Company paid for the acquisition and repaid the existing outstanding credit facility of approximately $1.575 million with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan with Newstar Business Credit, LLC (the “NewStar Loans”). The operating results of the FDMC Acquisition businesses are included in the financial results from the date of acquisition.

The NewStar Loans are secured by substantially all of accounts receivable and inventory of the consolidated company. In addition, the Loan Agreement for the NewStar Loans contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. In addition, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum tangible net worth. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.

In order to complete the acquisition, we spent approximately $160,000, of which approximately $85,000 was expensed as occurred and approximately $75,000 was recorded as a deferred financing cost and will be amortized over the same period as the term loan.

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Acquisition.  The preliminary purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed:

3. ACQUISITION (Continued)

Accounts receivable	$2,298,400
Inventory	8,427,000
Property and equipment	44,200
Prepaid and other assets	222,800
Intangible assets — customer relationships	304,000
Intangible asset – website	7,000
Goodwill	188,000

Deferred tax liability	(690,000)
Accounts payable and Accrued Expenses	(2,701,400)
Fair value of net assets acquired	$8,100,000

Cash paid for acquisition	$7,117,700
Bargain purchase recorded	982,300
Total purchase price	$8,100,000

Estimates of acquired intangible assets are as follows:

Acquired Intangible Assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer Relationships	$304,000	10
Website	7,000	3
Goodwill	188,000	Indefinite

As part of the allocation of the purchase price, using an independent valuation expert’s preliminary results, the Company has recorded certain tangible assets, intangible assets, goodwill and deferred taxes. The preliminary results are subject to adjustment upon finalization of the valuation. The final allocation price could differ materially from the preliminary allocation. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively.

Pro Forma Financial Information

The pro forma information below is for the combined entities and demonstrate the results of operations as if the acquisition of the FDMC had occurred beginning on January 1, 2011.

	June 30, 2012	June 30, 2011
Revenues	$ 16,496,000	$ 14,226,000
Gross profit	4,570,000	3,556,000
Net Income/(loss)	309,000	(286,000)
Earnings/(loss) per share – basic and diluted (assuming 4,009,349 shares)	$ 0.08	$ (0.07)

The pro forma adjustments used to prepare the information above include an increase for the amortization expense associated with the fair value adjustment at May 25, 2012 of definite lived intangible assets, for a net adjustment of $0.015 million in the six months ended June 30, 2012 and 2011. In addition, interest expense has been adjusted to reflect the 2012 NewStar Loans (totaling approximately $9 million at June 30, 2012 and estimating an 8% interest rate) for a net increase of $0.360 million in the six months ended June 30, 2012 and 2011. Pro forma adjustments to other income/(expenses) resulting in a decrease of $0.98 million is included for the six months ended June 30, 2012 to eliminate the bargain purchase gain relating the purchase of the historical FDMC business and an increase of $7.957 million is included for the six months ending June 30, 2011 related to the write-down of goodwill totaling approximately $5.399 million related to the historical FDMC business and $2.558 million related to the historical Precision business. Pro forma adjustments to tax expenses to increase approximately $2.172 million for the six months ending June 30, 2011.

4. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

On May 25, 2012, in conjunction with the closing of the FDMC Acquisition, the Company entered into a three year $2.5 million term loan (the “Term Loan”), payments of interest only during the first year. The principal amount of the Term Loan will be due and payable in 24 monthly installments of approximately $104,200, beginning on June 1, 2013. The Term Loan bears interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 5.60% to 6.10% or (ii) adjusted one-month LIBOR plus 1.5% plus a margin of 7.10% to 7.60%. The interest margin for each such type of borrowing varies depending on the Company’s Fixed Charge Coverage Ratio.

At December 31, 2011 the Company had no long term debt.

Revolving funding facility

The Company has a revolving funding facility pursuant to which it can draw up to $10,000,000 against eligible assets. The facility allows for draws of up to eighty-five (85) percent of eligible accounts receivable or to eighty-five (85) percent of eligible inventory up to a maximum inventory advance amount of six million five hundred thousand dollars ($6,500,000); however the outstanding amount against eligible inventory is further limited to, an amount equal to 2.015 times the amount which can be drawn against the eligible accounts receivable. Eligible accounts receivable are, generally, those domestic accounts not outstanding for more than ninety (90) days or, for government accounts one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently the net orderly liquidation value as determined by the bank. The loan balance is secured by a first lien position on all of the Company’s assets. The loan balance bears interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25% plus a margin of 1.50% to 2.00%, or (ii) adjusted one-month LIBOR plus 1.5% plus a margin of 3.00% to 3.50%. The interest margin for each such type of borrowing varies depending on the Company’s Fixed Charge Coverage Ratio. The facility is due May 25, 2015.

As of June 30, 2012, approximately $6,574,000 was outstanding at an interest rate of 5.25%.

5. COMMITMENTS AND CONTINGENCIES

The Company leases office space in Staten Island, NY for its Freundlich operations under a triple net lease which expires July 20, 2013. The lease has an option for renewal for five years at the Company's option. The rental rate is $14,038 per month. The lease has a yearly 4% escalation clause. The Company can terminate the lease upon six months’ notice.

As part of the FDMC Acquisition, the Company has assumed four operating leases for office and warehouse space with original terms ranging from three to five years. Two of the leases have expired and have converted to month to month. One lease expires in July 2012. The remaining warehouse lease, with a monthly lease cost of approximately $5,000 will expire in June 2013. Substantially all leases contain renewal provisions at the Company’s option. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.

Future minimum lease payments under these leases are as follows (approximately):

2012	$ 114,000
2013	$ 128,000

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In our opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended 2011 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2012 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.

The Company's operations are carried out through its wholly-owned distribution subsidiaries Aero-Missile Components, Inc. (“Aero-Missile”) and Freundlich Supply Company, Inc. (“Freundlich”), both of whom have Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”). Creative Assembly Systems, Inc. (“Creative Assembly”) is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries and Tiger-Tight Corp. (“Tiger-Tight”) the exclusive North American master distributor of the Tiger-Tight locking washer. Tiger-Tight washers are used in demanding vibration applications and the Company believes they have significant advantages in comparison to competitive products. Tiger-Tight products are now available and under evaluation by several major US corporations; they are being used aboard the SpaceX Dragon – the first civilian space craft to dock and return from the International Space Station.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

On May 25, 2012, the Company acquired the assets of Fastener Distribution and Marketing Company, Inc., which included Aero-Missile and Creative Assembly (collectively the “FDMC Acquisition”) with a fair value of $8.8 million (pre-tax) for approximately $7.1 million. The Company paid for the acquisition and repaid the existing outstanding credit facility of approximately $1.575 million with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan with Newstar Business Credit, LLC (the “NewStar Loans”). The operating results of the FDMC Acquisition businesses are included in the financial results for the Company’s second fiscal quarter only from the date of acquisition. The FDMC Acquisition Businesses are expected to significantly increase the Company’s revenue with related impacts on the cost of revenue and other items in the Company’s results of operations, compared to prior periods. The integration of the FDMC Acquisition businesses and the servicing of the acquisition debt will be important drivers of the Company’s financial results in future reporting periods.

The acquisition provides the Company numerous benefits, including expanded breadth of product offerings and markets served, coast to coast physical presence, substantially increased depth of management and sales capability and marks a significant event in the Company’s development.

The Company is a niche player in the North American fastener industry. The fastener distribution industry is highly fragmented with no single company holding a dominant position. The Company competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in the Company’s supplier base.

The Company’s Tiger-Tight product is a unique lock washer product that is seeking to gain market acceptance. It has extraordinary holding properties, is reusable and does not destroy the material which it is holding in place.

The Company is a one-stop source for standard, self-locking, semi-special and special nuts and bolts manufactured to several military, aerospace and industrial specifications. The Company maintains an inventory of approximately 44,000 SKUs comprised of approximately 65 million parts of premium quality, brand name fastener products.

The Company sells its products pursuant to written purchase orders from its customers. All products are shipped from the Company’s warehouses via common carrier.

With the acquisition, the Company’s percentage of sales to the Department of Defense, the only customer who accounted for more than 10 per cent of the Company’s sales as a percentage of total sales, was and will be reduced. The Department of Defense represented approximately 27 percent of the Company’s total sales for the three month period and 31 percent for the six month period in 2012. In 2011, for each of the three and six month periods, the Department of Defense represented approximately 33 percent of the Company’s total sales.

The Company’s sales this quarter were above the comparable period last year, and gross profit for the quarter was also above the comparable period last year. This is largely a result of the acquisition which occurred on May 25, 2012, and is reflected in the results of the operations from that date.. The Company believes that its sales will be increasing in the upcoming months, but not until the later part of the third quarter, based on discussions it has had with customers. The Company will also recognize savings from the acquisition.

During the quarter, in conjunction with the acquisition, the Company refinanced its operations. Additionally, the Company has been increasing inventory in anticipation of future sales opportunities and in support of existing customers.

Results from Operations for the three months ending June 30, 2012

The Company’s revenues increased approximately 116% or $2.3 million for the quarter to $4.2 million from $1.9 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its sales will be increasing in the upcoming months, but not until the later part of the third quarter, based on discussions which it has had with customers. Although sales from the prior operations of the Company have been substantially the same for the period and the prior year.

Direct Government demand for the products offered by the Company is expected to remain at or above present levels, since the products sold to the Government are consumables utilized for the maintenance and repair of military aircraft and ships. Although a reduced Government purchasing schedule may impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company’s gross profit increased approximately 118% or $0.6 million for the quarter to $1.2 million from $0.6 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its gross profit will be increasing slightly in the upcoming months, but not until the later part of the third quarter, based on discussions with it has had with customers related to sales.

The Company’s total operating expenses increased 109% or $0.6 million for the quarter to $1.1 million from $0.5 million in the comparable period last year. This is largely a result of the acquisition and costs associated with the acquisition.

The Company’s net income increased 141% or $3.6 million for the quarter to $1.0 million from a net loss of $2.5 million in the comparable period last year. The two biggest components which directly affected the Company’s net results was a bargain purchase gain of $1.0 million (net of deferred taxes of approximately $0.7 million) recorded as part of the FDMC acquisition in May 2012 and an impairment loss of $2.6 million recorded in June 2011 due to the reduction of goodwill and additional reserve reducing the inventory value.

The Company’s net income of $1.0 million for the three months ending June 30, 2012 includes items the Company considers non-recurring. These items are the bargain purchase gain of approximately $1.0 million and the costs associated with the acquisition of approximately $0.15 million. This would result in approximately $0.2 million of net income from recurring operations.

Results from Operations for the six months ending June 30, 2012

The Company’s revenues increased approximately 59% or $2.3 million for the six months to $6.3 million from $4.0 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its sales will be increasing in the upcoming months, but not until the later part of the third quarter, based on discussions with it has had with customers. Although sales from the prior operations of the Company have been substantially the same for the period and the prior year.

Direct Government demand for the products offered by the Company is expected to remain at or above present levels, since the products sold to the Government are consumables utilized for the maintenance and repair of military aircraft and ships. Although a reduced Government purchasing schedule may impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company’s gross profit increased approximately 49% or $0.6 million for the six months to $1.8 million from $1.2 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its gross profit will be increasing slightly in the upcoming months, but not until the later part of the third quarter, based on discussions with it has had with customers related to sales.

The Company’s total operating expenses increased 62% or $0.7 million for the six months to $1.8 million from $1.1 million in the comparable period last year. This is largely a result of the acquisition and costs associated with the acquisition.

The Company’s net income increased 141% or $3.5 million for the quarter to $1.0 million from a net loss of $2.5 million in the comparable period last year. The two biggest components which directly affected the Company’s net results was a bargain purchase gain of $1.0 million (net of deferred taxes of approximately $0.7 million) recorded as part of the FDMC acquisition in May 2012 and an losses of $2.6 million recorded in June 2011 due to the reduction of goodwill and additional reserve reducing the inventory value.

The Company’s net income of $1.0 million for the six months ending June 30, 2012 includes items the Company considers non-recurring. These items are the bargain purchase gain of approximately $1.0 million and the costs associated with the acquisition of approximately $0.15 million. This would result in approximately $0.2 million of net income from recurring operations.

The Company’s accounts receivable have increased by approximately $2.4 million to $3 million at June 30, 2012 from $0.7 million at December 31, 2012; this difference is due to mainly to the FDMC acquisition resulting in $2.3 million of the increase. The remaining increase was from sales and normal deviations in customer payments. The Company’s inventory has increased by approximately $8.8 million to $12.9 million at June 30, 2012 from $4.0 million at December 31, 2012; this difference is due to mainly to the FDMC acquisition resulting in $8.4 million of the increase. The Company’s inventory does not have any life limitations and is all available for sale.

The Company has refinanced its operations in conjunction with its acquisition. The refinancing included entering into a new $2.5 million term loan, due in May 2014. The Company previously had no long term debt. The term loan, which has interest paid currently, will be amortized monthly starting in June 2013 over 24 monthly payments of $104,200. Additionally, the Company entered into a new line of credit and has drawn down approximately $0.3 million subsequent to the acquisition to substantially provide financing for additional inventory acquisition. Accounts payable increased by approximately $2.6 million to $2.8 million from $0.3 million at December 31, 2011 due mainly to the FDMC acquisition which resulted in $2.7 million of an increase offset by additional payments of outstanding payables.

The Company’s net assets (total assets less total liabilities) at the end of the period, increased by approximately $1.3 million to $4.7 million from $3.4 million at December 31, 2012, continuing the Company’s growth in net assets mainly as a result of the acquisition.

Liquidity

The Company anticipates additional capital expenditures on plant and equipment as it consolidates operations –particularly as it brings all of its facilities on to the same enterprise software system.

Based on the anticipated sales levels, available cash and availability on the existing line of credit, the Company believes its current operations are sufficient to meet the current cash requirements over the next twelve months. However, if the anticipated sales levels are not attained, or cash collections are not timely, the Company’s availability to access its line of credit could be adversely affected.

The Company believes it can expand its business with its present staff numbers.

Critical Accounting Policies

Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

A few of the critical accounting policies and significant estimates are as follows:

Goodwill and Other Intangible Assets

The Company accounts for intangible assets that are acquired individually or with a group of other assets based on the fair value upon their acquisition. The Company reviews their intangible assets and goodwill quarterly in order to assess if any indicators of impairment exist. The Company will complete an impairment analysis based on identified indicators or at least annually for goodwill if no indicators are identified.

Useful lives

The Company reviews the useful lives of its tangible and intangible assets periodically to determine if the identified asset will remain a productive asset over its estimated remaining life.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4 CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012 on or about July 23, 2012.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about February 3, 2012, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting. The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of June 30, 2012 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

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

Dated: August 20, 2012	PRECISION AEROSPACE COMPONENTS, INC.

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

