Form 10-Q
period 2012-09-30
Precision Aerospace Components, Inc.
filed 2012-11-14
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   NA

Number of shares outstanding of the registrant’s common stock, as of November 2, 2012: 4,009,349

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements – (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II OTHER INFORMATION
Item 6.	Exhibits	19

Signatures		19

ITEM 1. FINANCIAL STATEMENTS

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$673,807	$269,956
Accounts receivable, net	3,310,855	667,949
Inventory, net	13,613,515	4,083,015
Restricted cash - escrow	500,052	—
Prepaid expenses	207,148	19,669
Prepaid income taxes and income taxes receivable	113,197	70,100
	18,418,574	5,110,689

PROPERTY AND EQUIPMENT - Net	45,216	27,611

OTHER ASSETS
Deposits	24,700	24,700
Intangible assets, net	300,089	—
Goodwill	188,000	—
Deferred financing costs, net	62,425	—
Other assets	88,997	80,503
	664,211	105,203

TOTAL ASSETS	$19,128,001	$5,243,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,695,829	$274,139
Accrued restructuring expenses	645,200	—
Escrow payable	500,052	—
Current portion of long term debt	416,800	—
Deferred tax liability	552,500
Line of credit	7,688,137	1,515,000
	12,498,518	1,789,139

LONG -TERM LIABILITIES
Term Loan	2,083,200	—

TOTAL LIABILITIES	14,581,718	1,789,139

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 7,100,000 shares authorized
at September 30, 2012 and December 31, 2011; 5,945,378 shares issued and outstanding	5,945	5,945
Preferred Stock B $.001 par value; 2,900,000 shares authorized
0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized
at September 30, 2012 and December 31, 2011;	4,009	3,688
4,009,349 and 3,688,497 shares issued and outstanding, respectively
Additional paid-in capital	11,450,862	11,191,205
Accumulated deficit	(6,914,533)	(7,746,474)
TOTAL STOCKHOLDERS' EQUITY	4,546,283	3,454,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,128,001	$5,243,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

NET REVENUE	$13,481,069	$5,922,781	$7,151,363	$1,944,195

COST OF GOODS SOLD	9,497,031	4,068,869	4,968,818	1,301,772

GROSS PROFIT	3,984,038	1,853,912	2,182,545	642,423

OPERATING EXPENSES
General and administrative expenses	3,039,447	1,373,782	1,572,416	443,676
Professional and consulting fees	420,026	198,448	118,310	58,433
Depreciation and amortization	37,101	47,511	23,596	15,816
Total Operating Expenses	3,496,574	1,619,741	1,714,322	517,925

INCOME BEFORE OTHER INCOME (EXPENSE)	487,464	234,171	468,223	124,498

OTHER INCOME (EXPENSE)
Interest expense	(199,297)	(66,234)	(150,349)	(20,720)
Gain on bargain purchase of assets	982,315	—	—	—
Restructuring expenses	(645,200)	—	(645,200)	—
Impairment loss	—	(2,558,180)	—	—
	137,818	(2,624,414)	(795,549)	(20,720)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	625,282	(2,390,243)	(327,326)	103,778

Provision (benefit) for income taxes	(206,658)	7,592	(137,500)	24,380

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$831,940	$(2,397,835)	$(189,826)	$79,398

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHARES
Basic	$0.22	$(0.84)	$(0.05)	$0.03

Diluted	0.06	$(0.84)	$(0.05)	$0.01

Weighted average shares outstanding - basic	3,839,555	2,865,079	4,009,349	2,865,079

Weighted average shares outstanding - diluted	13,078,693	2,865,079	4,009,349	12,907,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATD STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	For the Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$831,940	$(2,397,835)

Adjustments to reconcile net income/(loss) to net cash
(used in)/provided by operating activities:
Depreciation and amortization	40,194	47,511
Amortization of deffered financing costs	12,485	—
Stock Based Compensation	9,978	—
Inventory writedown	129,720	96,178
Bargain purchase gain	(982,315)	—
Deferred income taxes	(137,500)	—
Impairment of assets	—	2,558,180

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable	(344,515)	66,954
(Increase) Decrease in inventory	(977,570)	602,491
Decrease in prepaid expenses	(9,575)	(22,362)
(Increase) Decrease in prepaid income taxes and income taxes receivable	(43,097)	3,260
Decrease (increase) in deferred closing costs	(19,210)	—
(Increase) in other assets	(3,625)	—

(Decrease) in accounts payable and accrued expenses	(434,594)	(99,799)
(Decrease) Increase in accrued restructing expenses	645,200	—
(Decrease) Increase in income tax liability	—	(13,668)
Net cash (used in) provided by operating activities	(1,282,484)	840,910

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in restricted cash	(500,052)	—
Increase in escrow payable	500,052	—
Acquisition of business	(7,174,529)	—
Purchase of property and equipment	(2,654)	(1,680)

Net cash used in investing activities	(7,177,183)	(1,680)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from line of credit - Newstar	7,688,137	—
Payment of line of credit - IDB	(1,574,619)	(687,000)
Proceeds from issuance of common stock	250,000	—
Proceeds from term loan payable Newstar Bank	2,500,000	—

Net cash provided by (used in) financing activities	8,863,518	(687,000)

INCREASE IN CASH AND CASH EQUIVALENTS	$403,851	$152,230

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$269,956	$328,717

CASH AND CASH EQUIVALENTS - END OF PERIOD	$673,807	$480,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

1. SUMMARY OF BUSINESS

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

2. Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that the Company will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Restructuring Expenses

The Company had formalized a restructuring initiative and announced this plan to all of the employees affected by the restructuring, as of late September 2012. The Company estimated all restructuring costs associated with closing its Staten Island plant including severance, lease cancellations, and other restructuring costs, in connection with this initiative, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

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

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time. Therefore any inventory item for which the Company has not had any transactions within the past five years is reduced to a zero value. Inventory consists of finished goods for resale at September 30, 2012. The Company has recorded a reserve of approximately $309,000 and approximately $328,000 at September 30, 2012 and December 31, 2011.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Concentration of Credit Risk

Sales to two customers totaled greater than 10% during 2012. The United States Department of Defense (“DOD”) represented approximately 21% and 26% of the Company’s total sales for the three month and nine months ended September 30, 2012 and approximately 33% and 33% of the Company’s total sales for the three and nine month ended September 30, 2011. PACCAR Inc represented approximately 14% and 10% of the Company’s total sales for the three and nine month quarter ended September 30, 2012. No sales to this client during 2011 represented greater than 10%. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

3. RESTRUCTURING

The Company committed to certain cost reduction initiatives during the third quarter of 2012, which include planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating costs and selling, general and administrative expenses relative to revenues.

2012 Cost Reduction Initiative

On or around September 25 of 2012, the Company announced its plans to relocate and consolidate the activities of its headquarters operations, as well as the operations of its Freundlich Supply Company Inc. and Tiger-Tight Inc. subsidiaries (the “2012 Cost Reduction Initiative”) from Staten Island New York to Bensalem, Pennsylvania, at the present location of its Aero-Missile Components Inc. subsidiary, prior to the end of the calendar year 2012. This relocation will allow the Company to better serve its customers through the co-location of its broadened inventory and will enable the Company to realize additional efficiencies from its recent acquisition. The operations and service provided by the Company will continue unabated. As a result of this relocation, the Company anticipates significant and continuing savings from the elimination of the facilities costs associated with its Staten Island location. Additionally, the lower overall tax environment outside of New York City and State will be beneficial to the Company. The Company has included its anticipated expenses associated with this announced, impending, relocation, as “Restructuring expenses” within its present condensed consolidated statements of operations. The Company estimates the total costs to be incurred in connection with this initiative to be approximately $0.64 million, which primarily relate to one-time termination benefits, moving costs and other costs associated with closing the plant and all of which will result in future cash expenditures. As of September 30, 2012, the Company did not incur any costs related to this initiative.

For the three and nine months ended September 30, 2012, estimated restructuring costs of $0.64 million are included as other costs.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with ASC 420-10, Exit or Disposal Cost Obligations, and ASC 712-10, Nonretirement Postemployment Benefits.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Restructuring costs associated with the 2012 Cost Reduction Initiative consist of the following (in thousands):

Severance and related benefits	$358,200
Lease termination	143,000
Moving costs	110,000
Other restructuring costs	34,000
$645,200

4. ACQUISITION

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

The NewStar Loans are secured by substantially all of accounts receivable and inventory of the consolidated company. In addition, the Loan Agreement for the NewStar Loans contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. In addition, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum tangible net worth. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand. On October 30, 2012, the Company amended the Newstar Loans, as previously discussed and agreed to between the Company and the lender,in order to change certain definitions within the agreements and to adjust the fixed coverage ratio in order to maintain compliance.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

	September 30, 2012	September 30, 2011
Revenues	$23,647,000	$21,529,000
Gross profit	6,753,000	5,581,000
Net Income/(loss)	427,000	28,000
Earnings/(loss) per share – basic and diluted (assuming 4,009,349 shares)	$0.11	$0.01

The pro forma adjustments used to prepare the information above include an increase for the amortization expense associated with the fair value adjustment at May 25, 2012 of definite lived intangible assets, for a net adjustment of $0.030 million in the nine months ended September 30, 2012 and 2011. In addition, interest expense has been adjusted to reflect the 2012 NewStar Loans (totaling approximately $9.5 million at September 30, 2012 and estimating an 8% interest rate) for a net increase of $0.570 million in the nine months ended September 30, 2012 and 2011. Pro forma adjustments to other income/(expenses) resulting in a decrease of $0.34 million is included for the nine months ended September 30, 2012 to eliminate the bargain purchase gain relating the purchase of the historical FDMC business offset for the restructuring expenses of approximately $0.64and an increase of $7.957 million is included for the nine months ending September 30, 2011 related to the write-down of goodwill totaling approximately $5.399 million related to the historical FDMC business and $2.558 million related to the historical Precision business. Pro forma adjustments to tax expenses to increase approximately $2.089 million for the nine months ending September 30, 2011

5. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

On May 25, 2012, in conjunction with the closing of the FDMC Acquisition, the Company entered into a three year $2.5 million term loan (the “Term Loan”), with payments of interest only during the first year. The principal amount of the Term Loan will be due and payable in 24 monthly installments of approximately $104,200, beginning on June 1, 2013. The Term Loan bears interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 5.60% to 6.10% or (ii) adjusted one-month LIBOR, but not less than 1.5%, plus a margin of 7.10% to 7.60%. The interest margin for each such type of borrowing varies depending on the Company’s Fixed Charge Coverage Ratio.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

As of September 30, 2012, $2,500,000 was outstanding at an interest rate of 9.10%.

At December 31, 2011 the Company had no long term debt.

Revolving funding facility

The Company has a revolving funding facility pursuant to which it can draw up to $10,000,000 against eligible assets. The facility allows for draws of up to eighty-five (85) percent of eligible accounts receivable or to eighty-five (85) percent of eligible inventory up to a maximum inventory advance amount of six million five hundred thousand dollars ($6,500,000); however the outstanding amount against eligible inventory is further limited to, an amount equal to 2.015 times the amount which can be drawn against the eligible accounts receivable. Eligible accounts receivable are, generally, those domestic accounts not outstanding for more than ninety (90) days or, for government accounts one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently the net orderly liquidation value as determined by the bank. The loan balance is secured by a first lien position on all of the Company’s assets. The loan balance bears interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 1.50% to 2.00%, or (ii) adjusted one-month LIBOR but not less than 1.5%, plus a margin of 3.00% to 3.50%. The interest margin for each such type of borrowing varies depending on the Company’s Fixed Charge Coverage Ratio. The facility is due May 25, 2015.

As of September 30, 2012, approximately $7,700,000 was outstanding at an interest rate of 5.00%.

6. COMMITMENTS AND CONTINGENCIES

The Company leases office space in Staten Island, NY for its Freundlich operations under a triple net lease which expires July 20, 2013. The lease has an option for renewal for five years at the Company's option. The rental rate is $14,038 per month. The lease has a yearly 4% escalation clause. The Company can terminate the lease upon six months’ notice. The Company delivered the notice on or around September 30, 2012

As part of the FDMC Acquisition, the Company has assumed four operating leases for office and warehouse space with original terms ranging from three to five years. Three of the leases have expired and have converted to month to month. The remaining warehouse lease, with a monthly lease cost of approximately $5,000 will expire in June 2013. Substantially all leases contain renewal provisions at the Company’s option. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.

Future minimum lease payments under these leases are as follows (approximately):

2012 $ 57,000

2013 $ 128,000

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2012 may not be indicative of the results for the entire year.

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

The Company, during the third quarter of 2012, announced its plans to relocate and consolidate the activities of its headquarters operations, as well as the operations of its Freundlich Supply Company Inc. and Tiger-Tight Inc. subsidiaries from Staten Island New York to Bensalem, Pennsylvania, at the present location of its Aero-Missile Components Inc. subsidiary, prior to the end of calendar year 2012. This relocation will allow the Company to better serve its customers through the co-location of its broadened inventory and will enable the Company to realize additional efficiencies from its recent acquisition. The operations and service provided by the Company will continue unabated. As a result of this relocation, the Company anticipates significant and continuing savings from the elimination of the facilities costs associated with its Staten Island location. Additionally, the lower overall tax environment outside of New York City and State will be beneficial to the Company. The Company has included its anticipated expenses associated with this announced, impending, relocation, as “Restructuring Expenses” within its present condensed consolidated statements of operations. The inclusion of this restructuring expense and other non-recurring items has the impact on the Company’s reported earnings as set forth in the table below:

	For the Nine months ended September 30, 2012	For the Three months ended September 30, 2012
Net income (loss) as reported	$831,900	$(189,800)
Add-back:
Restructuring expenses	645,200	645,200
Taxes	0	—
Less:
Bargain purchase gain	982,300	—
Taxes	206,700	137,500

Adjusted operating income before taxes	288,100	317,900
Recalculated taxes	(121,000)	(133,500)
Adjusted net income	$167,100	$184,400

The Company sells its products pursuant to written purchase orders from its customers. All products are shipped from the Company’s warehouses via common carrier.

With the acquisition, the Company’s percentage of sales to the Department of Defense, one of two customers who accounted for more than 10 percent of the Company’s sales as a percentage of total sales, was and will be reduced. Sales to two customers totaled greater than 10% during 2012. The United States Department of Defense (“DOD”) represented approximately 21% and 26% of the Company’s total sales for the three month and nine month ended September 30, 2012 and approximately 33% and 33% of the Company’s total sales for the three and nine month ended September 30, 2011. PACCAR Inc represented approximately 14% and 10% of the Company’s total sales for the three and nine month ended September 30, 2012. No sales to this client during 2011 represented greater than 10%. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

The Company’s sales and gross profit this quarter were above the comparable period last year. This is largely a result of the acquisition which occurred on May 25, 2012, and is reflected in the results of operations from that date. The Company believes that its sales will be increasing in the upcoming months, as new business opportunities mature. Presently the company is hearing of some weakness in its marketplace. The Company is hopeful that uncertainties regarding the economy will be resolved and growth will resume in the early part of 2013. The Company will, in the future, also recognize savings from the consolidation of its operations. The consolidation is planned to be substantially completed in the fourth quarter of 2012.

Results from Operations for the three months ending September 30, 2012

The Company’s revenues increased approximately 268% or $5.2 million for the quarter to $7.1 million from $1.9 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its sales will be increasing in the upcoming months, but not until the later part of the first quarter of 2013, based on discussions which it has had with customers. Sales from the prior operations of the Company have been substantially the same for the same period this year and the prior year.

Direct Government demand for the products offered by the Company is expected to remain at or above present levels, since the products sold to the Government are consumables utilized for the maintenance and repair of military aircraft and ships. Government purchasing has declined during this quarter as the Defense Department has dealt with uncertainties regarding its funding. Longer term, although a reduced Government purchasing schedule may impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company’s gross profit increased approximately 240% or $1.5 million for the quarter to $2.1 million from $0.6 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its gross profit will be increasing slightly in the upcoming months, but not until the later part of the first quarter of 2013, based on discussions it has had with customers related to sales.

The Company’s total operating expenses increased 231% or $1.2 million for the quarter to $1.7 million from $0.5 million in the comparable period last year. This is largely a result of the acquisition and costs associated with the acquisition.

The Company’s net income decreased 339% or $0.3 million for the quarter to a net loss of $0.2 million from income of $0.1 million in the comparable period last year. The two biggest components which directly affected the Company’s net results was a restructuring initiative totaling approximately $0.6 million and the acquisition during late May 2012.

The Company’s net loss of $0.2 million for the three months ending September 30, 2012 includes items the Company considers non-recurring. The item is the restructuring expenses of approximately $0.6 million (with an estimated tax effect of $0.2 million). This would result in approximately $0.2 million of net income from recurring operations.

For the Three months ended September 30, 2012
Net income (loss) as reported	$(189,800)
Add-back:
Restructuring expenses	645,200
Taxes	—
Less:
Bargain purchase gain	—
Taxes	137,500

Adjusted operating income before taxes	317,900
Recalculated taxes	(133,500)
Adjusted net income	$184,400

Results from Operations for the nine months ending September 30, 2012

The Company’s revenues increased approximately 128% or $7.6 million for the nine months to $13.5 million from $5.9 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its sales will be increasing in the upcoming months, but not until the later part of the first quarter of 2013, based on discussions with it has had with customers. Sales from the prior operations of the Company have been substantially the same for the same period this year and the prior year.

Direct Government demand for the products offered by the Company is expected to remain at or above present levels, since the products sold to the Government are consumables utilized for the maintenance and repair of military aircraft and ships. Government purchasing has declined during this quarter as the Defense Department has dealt with uncertainties regarding its funding. Longer term, although a reduced Government purchasing schedule may impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company’s gross profit increased approximately 115% or $2.1 million for the nine months to $4.0 million from $1.9 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its gross profit will be increasing slightly in the upcoming months, but not until the later part of the first quarter of 2013, based on discussions it has had with customers related to sales.

The Company’s total operating expenses increased 116% or $1.9 million for the nine months to $3.5 million from $1.6 million in the comparable period last year. This is largely a result of the acquisition and costs associated with the acquisition.

The Company’s net income increased 135% or $3.2 million for the quarter to $0.8 million from a net loss of $2.4 million in the comparable period last year. The biggest components which directly affected the Company’s net results were a bargain purchase gain of $1.0 million (net of deferred taxes of approximately $0.7 million) recorded as part of the FDMC acquisition in May 2012 and an losses of approximately $0.6 million for restructuring expenses recorded in September 2012 and $2.6 million recorded in September 2011 due to the reduction of goodwill and additional reserve reducing the inventory value.

The Company’s net income of $0.8 million for the nine months ending September 30, 2012 includes items the Company considers non-recurring. These items are the bargain purchase gain of approximately $1.0 million and the costs associated with the acquisition of approximately $0.15 million and restructuring expenses of approximately $0.6 million. This would result in approximately $0.2 million of net income from recurring operations.

For the Nine Months ended September 30, 2012
Net income (loss) as reported	$831,900
Add-back:
Restructuring expenses	645,200
Taxes	0
Less:
Bargain purchase gain	982,300
Taxes	206,700

Adjusted operating income before taxes	288,100
Recalculated taxes	(121,000)
Adjusted net income	$167,100

The Company’s accounts receivable have increased by approximately $2.6 million to $3.3 million at September 30, 2012 from $0.7 million at December 31, 2012; this difference is due to mainly to the FDMC acquisition resulting in $2.3 million of the increase. The remaining increase was from sales and normal deviations in customer payments. The Company’s inventory has increased by approximately $9.5 million to $13.6 million at September 30, 2012 from $4.0 million at December 31, 2012; this difference is due to mainly to the FDMC acquisition resulting in $8.4 million of the increase. The Company’s inventory does not have any life limitations and is all available for sale.

The Company has refinanced its operations in conjunction with its acquisition. The refinancing included entering into a new $2.5 million term loan, due in May 2015. The Company previously had no long term debt. The term loan, which has interest paid currently, will be amortized monthly starting in June 2013 over 24 monthly payments of $104,200. Additionally, the Company entered into a new line of credit and has drawn down approximately $1.4 million subsequent to the acquisition to substantially provide financing for additional inventory acquisition and reduction in accounts payables. Accounts payable and accrued expenses increased by approximately $2.4 million to $2.7 million from $0.3 million at December 31, 2011 due mainly to the FDMC acquisition which resulted in an increase of $2.7 million offset by payments of outstanding payables of $0.6 million.

The Company’s net assets (total assets less total liabilities) at the end of the period, increased by approximately $1.1 million to $4.5 million from $3.4 million at December 31, 2011, continuing the Company’s growth in net assets mainly as a result of the acquisition.

Subsequent Events

The Company’s subsidiary, aero-MISSILE COMPONENTS, has been named a Master Distributor by SPS Technologies in Jenkintown, Pennsylvania for its FLEXLOC® Locknut product line..

The FLEXLOC® Locknut is a premium locknut line with Military, Aerospace and Industrial applications. FLEXLOC® locknuts have been designed into challenging joint applications by engineers for over 50 years. The FLEXLOC® line enjoys an unequalled history of success in applications where resistance to severe vibration is required. As a Master Distributor, Aero-Missile Components will service a network of SPS Authorized FLEXLOC® Distributors. The FLEXLOC® Locknut product line is manufactured by SPS Technologies domestically in the United States. FLEXLOC® is a registered trademark of SPS Technologies, a PCC Company.

The Company’s Bensalem, PA and Staten Island, NY locations and operations were both adversely impacted by Hurricane Sandy. Fortunately neither facility suffered any flooding or damage to its facility. The storm did, however, result in closure of the each of the facilities for two days, reduction of work force and loss of communications and power for several days, these events adversely affected both shipments and future sales activity.

Liquidity

The Company anticipates additional capital expenditures on plant and equipment as it consolidates operations –particularly as it brings all of its facilities on to the same enterprise software system.

Based on the anticipated sales levels, available cash and availability on the existing line of credit, the Company believes its current operations are sufficient to meet the current cash requirements over the next twelve months at present operations. However, if the anticipated sales levels are not attained, or cash collections are not timely, the Company’s availability to access its line of credit could be adversely affected. The Company’s present financing may not be sufficient to enable to Company to take advantage of sales opportunities presented to the Company which will require the Company to make additional investments in inventory.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012 on or about October 22, 2012.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about February 3, 2012, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting. The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of September 30, 2012 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Second Amendment to the Loan and Security Agreement, dated as of May 25, 2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems, Inc., the lenders from time to time party to the Agreement, and Newstar Business Credit, LLC, as administrative agent.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2012	PRECISION AEROSPACE COMPONENTS, INC.

/s/ Andrew S. Prince

Andrew S. Prince
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amendment to the Loan and Security Agreement, dated as of May 25, 2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems, Inc., the lenders from time to time party to the Agreement, and Newstar Business Credit, LLC, as administrative agent.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

