Form 10-Q/A
period 2012-09-30
Precision Aerospace Components, Inc.
filed 2012-11-19
CIK 936446

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

1

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the Securities and Exchange Commission on November 14, 2012 is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T within the grace period provided by “SECURITIES EXCHANGE ACT OF 1934 Release No. 68224 / November 14, 2012”, releasing “ORDER UNDER SECTION 17A AND SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 GRANTING EXEMPTIONS FROM SPECIFIED PROVISIONS OF THE EXCHANGE ACT AND CERTAIN RULES THEREUNDER”.

The Company was not able to have its XBRL financials prepared in time to meet the 10-Q filing deadline of November 14, 2012 due to Hurricane Sandy and its aftermath which caused power outages and disrupted the operations of the Company and its advisors. The Company was able to file the previously total requirements of the form 10-Q but could not provide the financial information to its resource for the XBRL preparation with enough lead time to enable that portion of the filing to be included with the Company’s 10-Q.

No changes have been made to the Quarterly Report other than the furnishing of the XBRL Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

2

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101. INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation (1)

101.DEF	XBRL Extension Definition (1)

101.LAB	XBRL Taxonomy Extension Label (1)

101.PRE	XBRL Taxonomy Extension Presentation (1)

(1) Attached as Exhibit 101 to this Quarterly Report on Form 10-QA for the quarterly period ended September 30, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2012	PRECISION AEROSPACE COMPONENTS, INC.

/s/ Andrew S. Prince
Andrew S. Prince
President and Chief Executive Officer

3