Form 10-K
period 2012-12-31
Precision Aerospace Components, Inc.
filed 2013-03-29
CIK 936446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-30185

Precision Aerospace Components, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

351 Camer Drive Bensalem, Pennsylvania	19020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718)-356-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

None
Securities registered pursuant to section 12(g) of the Act:
Common Stock		OTC:BB;QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes     [X] No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as the latest practicable date: as of February 28, 2013: 4,009,349.

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

2

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

______________________________________________________________________________________________

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

On May 25, 2012, the Company acquired the assets and certain of the liabilities of Fastener Distribution and Marketing Company, Inc., which was comprised of two fastener distribution companies, Aero-Missile Components, Inc. and Creative Assembly Systems, Inc.

Overview of Business

Precision Aerospace Components, Inc. and Subsidiaries (the “Company”) distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality. Its origins can be traced to the founding of Freundlich Supply Company Inc. in 1938.

The Company's operations are carried out through its wholly-owned distribution subsidiaries, Aero-Missile Components, Inc. (“Aero-Missile”), Freundlich Supply Company, Inc. (“Freundlich”), and Creative Assembly Systems, Inc. (Creative Assembly) and Tiger-Tight Corp. (“Tiger-Tight”). Aero-Missile and Freundlich both have stocking distributor relationships with a number of United States fastener manufacturers and sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”). Creative Assembly Systems, Inc. (“Creative Assembly”) is a value added distributor of proprietary and specialty fasteners, primarily serving the heavy truck, automotive, appliance, and material handling industries. Tiger-Tight is the exclusive North American master distributor of the Tiger-Tight locking washer. Tiger-Tight washers are used in demanding vibration applications and the Company believes they have significant advantages in comparison to competitive products. Tiger-Tight products are now available and under evaluation by several major US corporations, and are being used aboard the SpaceX Dragon – the first civilian space craft to dock and return from the International Space Station.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

In the coming year, the Company anticipates widespread distribution of Tiger-tight lock washers under an exclusive distribution agreement providing the Company master distribution rights of the product in North America.  The washers, which the Company believes are superior to any competitive product, are now readily available and manufactured in the USA; while the Company carries a full line, special orders can be accommodated. The Company also anticipates significant additional revenues from a mature product having high market acceptance.

Industry Overview

The fastener distribution industry is highly fragmented.  No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.  Precision competes with the numerous fastener distributors which serve as authorized stocking distributors for one or more of the manufacturers in the Company’s supplier base.  Precision believes that the depth of its inventory represents a competitive advantage.  As a stocking distributor, the Company has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs.  The demanding inspection, tracking and re-inspection requirements imposed on distributors of aviation fasteners by major consumers create a barrier to new entrants to the Company’s portion of the aerospace fastener distribution market. Regulatory requirements which require manufacturer certifications create a barrier to new supplier entry into the aerospace fastener manufacturing business beyond the usual investment and patent barriers faced by new entrants to other industries. While the industry has occasionally been characterized by periods of production under-capacity, lead times in 2012 were generally stabilized at expected levels which reflect true fabrication requirements.

Customers

In 2012, the Company sold approximately 22% of its products to the Department of Defense. All of these products were sold for maintenance, repair and operations functions, were shipped to various government installations across the United States and were sold for many different government programs. For 2011, sales to the Department of Defense represented approximately 35% of total sales. The past two years have been characterized by Department of Defense purchases which are lower than those of the immediate past.

In 2012, the Company sold approximately 11% of its products to PACCAR, Inc. All of these products were sold for manufacturing and repairs and maintenance of trucks, were shipped to various locations across the United States. The Company did not have any sales to PACCAR in 2011.

No other customers represented more than 10 percent of total sales in 2012 and 2011.

Competition

The fastener distribution industry as a whole is highly fragmented, as is the aviation segment of the industry. No one company holds a dominant position.  This is primarily caused by the varied uses of fasteners and the size of the industry.

Few barriers to entry exist for fastener distributors generally.  However, the business model employed by the Company in its aerospace operations promotes competitive differences favoring the Company and collectively not generally seen in the industry.

•	The Company’s quality system is certified to AS9100:2009, Rev. C, AS9120:2009 and ISO 9001:2008 quality measures. Since quality is an important measure of aerospace suppliers, the Company strives to maintain its quality system to the highest standards in the industry.
•	As an authorized stocking distributor for the premier domestic manufacturers, the Company is able to maintain relationships with customers not generally available to the industry. Most manufacturers are not expanding their network of authorized distributors.
•	As a certified government supplier, i.e. because it is listed on the “Qualified Supplier/Manufacturer List,” the Company does not have to compete with companies not so listed.

Government Regulation

The Company is approved as a “qualified supplier” by the Department of Defense, and, as such, can provide certain critical parts that other suppliers not so approved cannot supply.

The Fastener Quality Act (“FQA”) and its implementing regulations issued by the United States Department of Commerce require certain distributors of fasteners to, among other things, maintain lot traceability for all of their products sold.  This requires that companies like Precision keep their books and records for aerospace parts such that they can trace the origin of each item sold back to the manufacturer from which the item was purchased.  The FQA imposes additional requirements on the manufacturers of the subject parts and on the users.  Because of the demands of the industry, its customers, and its own quality systems, the Company maintains strict lot traceability for each item in its aerospace inventory, and has done so for many years.

Employees

The Company has 50 employees, all of whom are full time employees.  We believe our employee relations are very good.

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

We are dependent on the aerospace, defense and trucking industries for a majority of our revenue and, as a result, our business will be negatively impacted by any decline in those industries.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our convertible preferred stock that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of December 31, 2012 there were 5,945,378 shares of the Company’s convertible preferred stock which, are convertible into 9,239,118 shares of the Company’s common stock.

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

ITEM 2.  PROPERTIES

Our principal executive office and the offices and distribution center of Freundlich and Aero-Missile is located at 351 Camer Dr., Bensalem, Pennsylvania 19020.  The space is leased on a month to month basis by the Company for approximately $7,800 per month.  We are currently negotiating a long term lease with the landlord.  In total, the Company occupies six (6) locations ranging in size but mostly warehouse space. Three (3) of these locations (including our principle offices) are month to month and the other three (3) have long term leases which have expirations ranging from November 2013 to February 2016. All of the space we currently occupy is sufficient for our present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

None

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock currently trades on the OTC:BB and OTCQB under the trading symbol "PAOS".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2011 as reported on the web site Nasdaq.com.  It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

PRICES
HIGH	LOW

2011
First Quarter	$1.50	$0.10
Second Quarter	$2.00	$0.13
Third Quarter	$1.65	$1.65	(1)
Fourth Quarter	$1.65	$0.01

2012
First Quarter	$0.17	$0.02
Second Quarter	$0.09	$0.05
Third Quarter	$0.32	$0.08
Fourth Quarter	$0.55	$0.32

(1)	There were no stock trades during the third quarter of 2011 and no reports on the Nasdaq site.

The Company presently is authorized to issue 100,000,000 shares of common stock with a $0.001 par value.  As of March 15, 2013, there were 316 holders of record of the Company's common stock and 4,009,349 shares issued and outstanding.

In May 2012, the Board approved the issuance of 460,500 shares of the Company’s common stock to one of its employees associated with the FDMC Acquisition. The shares vest 1/3 on the date of the agreement and 1/3 annually over the next two years from the agreement date and approximately $10,000 was recorded as stock compensation for 2012.

In May 2012, the Company issued 167,352 shares of the Company’s common stock for total proceeds of $250,000 to an independent investor.

During 2011, the Board approved the issuance of 20,000 shares of the Company’s common stock to directors which were fully vested.  The Company recognized a compensation charge of $400.00. In February 2013, the Board approved the issuance of 20,000 shares of the Company’s common stock to directors related to their services for the year ending 2012. These shares will be issued in 2013. No underwriter was employed in connection with the offer and sale.  Registrant claimed the exemption from registration in connection with such private placement offering provided under Section 4(2) of the Securities Act of 1933 and Rule 505 or Regulation D thereunder.

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of February 23, 2012, there were 5 holders of record and 5,945,378 shares of Series A convertible preferred stock outstanding. Each preferred share is convertible into 1.554 shares of the Company’s common stock. On December 11, 2012, 4,608,675 shares of the Series A preferred stock were exchanged for the same number of shares of Series C preferred stock and did not result in any accounting consequences as this transaction was considered a “value for value” exchange. The Series C preferred shares have the same preferences as the Series A preferred shares. If fully converted, the preferred stock would convert into a total of 9,239,118 shares of common stock. On March 15, 2013, there were 2 holders of the 1,336,703 Series A Preferred Shares and 4 holders of the 4,608,675 Series C Preferred Shares.

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

A description of the Company’s operations and marketplace is contained in section 1 of this report.

Liquidity and Capital Resources

During 2012, in conjunction with its acquisition of the assets within Aero Missile and Creative Assembly, the Company recapitalized its existing debt and paid for the acquisition with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, or (ii) adjusted one-month LIBOR, but not less than plus 3.5%. The interest margin for each such type of borrowing varies from 1.50% to 7.60%, depending on the Company’s Fixed Charge Coverage Ratio. At the end of 2012, the interest rate on the term loan was 9.10% and on the revolving loan 5.00%.

The revolving funding facility allows for draws up to $10,000,000 against eligible assets. The facility allows for draws of up to eighty-five (85) percent of eligible accounts receivable or to eighty-five (85) percent of eligible inventory up to a maximum inventory advance amount of six million five hundred thousand dollars ($6,500,000); however the outstanding amount against eligible inventory is further limited to, an amount equal to 1.957 times the amount which can be drawn against the eligible accounts receivable (this amount will be reduced to 1.850 in March 2013). Eligible accounts receivable are, generally, those domestic accounts not outstanding for more than ninety (90) days or, for government accounts one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently the net orderly liquidation value as determined by the bank.

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

As of December 31, 2012, approximately $7,100,000 was outstanding at an interest rate of 5.00%. The Company monitors the availability on a daily basis and requests borrowings based on the amount available and our short term cash needs. The Company usually will borrow most of the remaining availability and after each borrowing, the total amount remaining available will be minimal. As of December 31, 2012, the amount remaining available was minimal. The facility expires May 25, 2016.

The principal amount of the $2,500 000 term loan will be due and payable in 24 monthly installments of approximately $104,200, beginning on June 1, 2013, subject to acceleration upon an event of default. The outstanding principal amount of any borrowings under the Revolving Loan will be due and payable on May 25, 2015, subject to an earlier maturity date upon an event of default. At December 31, 2011 the Company had no long term debt.

The Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

The Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; and (iii) a required minimum consolidated adjusted EBITDA. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by liens on and security interests in all or substantially all assets of the Company and its subsidiaries, including a pledge of 100% of the subsidiaries of the Company. The foregoing descriptions of the Asset Purchase Agreement, and the Loan and Security Agreement, do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of such documents, which are attached as Exhibit 10.1, and Exhibit 10.2 respectively, to the Company’s Form 8-K filed on June 1, 2012 and are incorporated herein by reference.

The Company increased its net inventory by approximately $8.8 million of which approximately $8.4 million was the result of the FDMC Acquisition. Therefore, the year over year increase was approximately $0.4 million resulting from the Company’s strategy of inventory acquisition. Not only does the inventory enable the Company to meet customer demand and obtain orders, but a portion of the inventory is carried on the Company’s balance sheet at a value below the replacement cost were it to be reordered today. The Company may have the strategic benefit over a potential new entrant of having a lower cost of goods versus the seller of newly purchased items. Even with the current relative stabilization of prices, the replacement cost of the Company’s inventory is difficult to ascertain exactly, since even if the cost of each particular item is stable or increasing, the unit cost usually decreases as the quantity purchased increases.

As of December 31, 2012, Company’s overall cash position had increased by approximately $191,000 to a total of approximately $461,000. This comparatively high cash position will be utilized to pay down higher than normal accounts payable anticipated in the near term.

The Company’s total liabilities were increased by approximately $12.1 million ($13.9 million vs. $1.8 million) of which approximately $10.5 million was the result of the FDMC Acquisition. Total Assets increased by approximately $13.1 million ($18.3 million vs. $5.2 million) and our Current Assets increased by approximately $12.2 million ($17.3 million vs. $5.1 million), so our Net Worth (Total Assets minus Total Liabilities) increased by approximately $1.1 million to $4.5 million (from $3.4 million).

When looking at the Company’s accumulated deficit of approximately $7.0 million, the reader should be aware that the Company restarted from non-operating status in July 2006 with a balance sheet which consisted of virtually no assets, but an accumulated deficit of $3 million which could not be used to offset future taxes. In 2008 the Company was required to incur a $4.4 million non-cash stock option charge, and in 2011 the Company incurred a non-cash impairment of goodwill and inventory write down charge of $2.6 million and during 2012 the an additional inventory write down charge of approximately $1.4 million. In total, approximately $11.4 million of non-cash reductions have been brought to that deficit, which would otherwise be positive during the Company’s six and a half years of operations as presently constituted.

The Company is dependent upon its line of credit to maintain appropriate liquidity. All of its cash flow from operations are required to be swept to its line. As previously described, the availability from its line is dependent upon accounts receivable and inventory. The amount available from the line varies daily. In the present market environment, other sources of financing for continuing operations may be difficult to obtain.  The Company is hopeful that it will be able to raise additional funding to augment availability from its line and to support properly structured, attractive acquisitions; market conditions will impact this ability.

During the coming year the Company anticipates spending approximately $0.2 to $0.3 million purchasing and installing a new enterprise resource planning system and the ancillary computers. The Company does not need to make any other material capital equipment investments in the coming year. It anticipates that it will be able to obtain sufficient capital to satisfy its capital needs during the coming year. Stresses would be created if product deliveries to the Company occur at a rate greater than anticipated or operating results fail to reach expectations.

The Company’s available cash gets depleted to the extent it must be utilized to pay taxes or other government imposed expenditures and the Company is quite concerned by the various tax increase and other imposed expenditure proposals which abound. The Company, as a stocking distributor, must pay for inventory as received from its cash-flow or with borrowings. .

Although the Company is seeking to obtain additional financial resources, the Company does not anticipate any material changes in its mix or cost of its present capital resources until there is an increase in the prime rate or LIBOR.  Any increase in the prime rate or LIBOR will increase the Company’s cost of borrowing, since its line of credit is tied to these indices. While the Company does not expect a near term increase, it anticipates that there could be substantial future increases. The Company believes it will have sufficient cash flow to absorb reasonable additional interest expenses.

The Company has no off balance sheet financing arrangements.

Results of Operations

During 2012, The Company showed substantially improved results as a result of its acquisition which occurred in late May. Department of Defense purchasing activity was below historical norms. The Company’s operations were also, transiently, impacted by the effects of the hurricane which affected the east coast in October and the consolidation and relocation of its Staten Island facility with its facility in Bensalem, PA. Sales have not yet shown the strength anticipated earlier in the year.

The Company’s sales to the Department of Defense are for repair and maintenance items. The Company believes that the Department of Defense has recently been under purchasing and drawing down its inventory. The Department of Defense requirements for the Company’s products should increase above their recent levels, whether or not there are programmatic reviews of Defense Department programs and activities. Reduced acquisition of replacement equipment will increase repair requirements for existing equipment.

As the economy improves, the demand for the products sold by the Company by both existing and new customers should also improve. Additionally, there should be some multiplier effect as the Company’s customers replenish their inventories

The Company generally is experiencing “normal” lead times for product deliveries, although actual delivery dates often vary from the promise date.

During the past year, the Company’s sales increased approximately $12.5 million (or 162%) in comparison to 2011 ($20.2 million vs. $7.7 million). The FDMC Acquisition was the main contributor of this increase. The Company did experience a decline in its overall sales margins from a higher than expected 31% in 2011 to the expected margin of 28% as year over year sales increased.

During 2012 and 2011, the Company recorded certain expenses it considers as non-recurring. As a result of the FDMC Acquisition in 2012, management of the Company made certain decisions considered as one-time only. Results from operations reflect a bargain purchase gain of approximately $1.5 million (net of a deferred tax liability of approximately $0.61 million), a restructuring charge of approximately $0.5 million due to closing the Staten Island, New York warehouse and relocation of the corporate headquarters to Bensalem, Pennsylvania and lastly an impairment of approximately $1.2 million in 2012 to certain of the company’s inventory assets in order to reflect the corporate decision to adjust the carrying value of inventory as the value related to the most current three years of activity within the inventory flow. Therefore if an item has not been purchased or sold within the past three years, the Company has impaired that asset. Another impairment of approximately $2.6 million was recorded in 2011 relating to the elimination of the Company’s historical goodwill of approximately $2.2 million and $0.4 million relating to the reduction of the carrying value the Company’s inventory in order to reflect the Company’s decision to carrying the most current five years of inventory value. Additionally, included in the 2012 results were additional costs which the Company believes are non-recurring such as acquisition related costs and costs to restructure its operations. A total of approximately $0.2 million related to acquisition costs (professional fees, etc.) and an additional $0.2 million of corporate costs for the three months after the FDMC Acquisition through the date of the Company’s announcement of its restructuring initiative which would have been eliminated had the restructuring occurred at the date of the FDMC Acquisition.

The results of the Company’s operations in 2012 show losses before provision for income taxes of ($0.5) million while this is less than the loss of ($2.5) million in 2011. Approximately $0.9 million in 2012 and $2.6 million in 2011 of these losses are due to the non-recurring or non-cash expenses previously discussed. The Company does not anticipate substantial changes in its operating expenses for its present level of operations in the coming year.

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

(approximated in the 000’s)	For the Twelve Months ended December 31, 2012 *	For the Twelve Months ended December 31, 2011
Net income (loss) as reported	$751	$(2,500)
Add-back:
Restructuring expenses	500	—
Impairment of assets	1,224	2,558
Less:
Bargain purchase gain	873	—
Taxes	1,286	—

Adjusted operating income before taxes	316	58
Recalculated taxes (estimated at 42%)	133	25
Adjusted net income	$183	$33

Add-backs:
Recalculated taxes	133	25
Interest expense (as reported)	428	83
Acquisition related costs (estimated)	225	—
Non-recurring corporate costs (estimated)	225	—

Adjusted Income from operations	$1,194	$141

(* These results from operations include the seven (7) months of the new companies from the date of the FDMC Acquisition.)

By increasing the principal outstanding on its bank loans (term loan and line of credit) by approximately $8.1 million, the Company significantly increased its year over year interest expense by approximately $0.3 million. This coming year, unless there is a substantial and unanticipated increase in the prime rate, the Company anticipates that its interest expense will remain similar to last year, increased or decreased slightly by the addition to or reduction of anticipated in the outstanding principal.

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

The opportunities presently under consideration by the Company, in addition to the expansion of the Company’s operations, are the acquisition of horizontal, vertical and complementary operations. While the company is in various discussions and investigations, and the company is expending funds to pursue acquisitions, no specific acquisition opportunities or ventures have been finalized at this time. In connection with pursuit of these opportunities, the Company will also pursue the arrangement of adequate financing to carry out its plans.

Horizontal acquisitions would effectively improve the Company's overall volume which, in turn, would enable the Company to take advantage of economies of scale as they pertain to inventory management and certain administrative practices.  Vertical or synergistic acquisitions could enhance the capability of the Company to satisfy potential customer desires to deal with multi-product companies or to deal with companies that have expanded service offerings not presently provided by the Company.

Additionally, acquisition of skills and product lines which are complementary to the Company’s offering could mutually enhance the sales of each. Complementary acquisitions could also appropriately enhance the combined company operations and balance sheet.

The Company believes it can expand its business with its present staff until acquisitions warrant additional personnel. The Company does not presently anticipate making further hires; however, it is possible that one or two additional staff members may be retained should business activity warrant it or appropriate candidates who could enhance the business become available. Presently many Company level activities are either outsourced or handled at the operating company level.

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

The following areas are of particular importance to the Company’s operations and available cash flow:

•	Inventory - The prices for replacement inventory have been substantially stable, as have the lead times for delivery. With few, insignificant, exceptions, none of the Company’s products in inventory have any shelf life limitations and, assuming eventual utilization, their value, from a replacement perspective meet or exceed their initial acquisition cost. Demand for individual products extends for long durations and the Company’s business is characterized by either the immediate availability or near term availability of a product being crucial to its sale. Sales of a particular product may occur at irregular intervals. Consequently the Company continues to invest in a substantial inventory and to recognize a product as being no longer in demand if a sale does not occur within a three year period. Although the product is, at the end of the three year period, reduced to a zero cost basis, it may remain in the Company’s inventory and be available for sale at a later time. Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. Inventory consists of finished goods for resale at December 31, 2012.

•	Accounts Receivable - allowance for sales returns and allowance for doubtful accounts - In determining the adequacy of the allowances for sales returns and doubtful accounts, the Company considers a number of factors including the history of sales to each customer, any items returned by customer, aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

•	Income Taxes - In the preparation of consolidated financial statements, the Company estimates income taxes based on the existing regulatory structures. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters. The Company’s tax returns are subject to audit and local taxing authorities that could challenge the company’s tax positions. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

•	Restructuring Expenses - The Company had formalized a restructuring initiative and announced this plan to all of the employees affected by the restructuring, as of late September 2012. The Company estimated all restructuring costs associated with closing its Staten Island plant including severance, lease cancellations, and other restructuring costs, in connection with this initiative, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

•	Acquisition - The Company accounts for business combinations by applying the acquisition method, which requires the determination of the acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquirees and the measurement of goodwill. ASC Topic 805-10, “Business Combinations – Overall” (“ASC 805-10”) provides that in identifying the acquiring entity in a combination effected through a transfer of additional assets and exchange of equity interest, all pertinent facts and circumstances must be considered, including the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of additional assets and equity securities in the business combination, including payment of any premium. The acquiring company is required to determine the fair value of the assets and liabilities acquired, which includes the fair value of all intangible assets acquired. The Company has determined the fair value of all assets and liabilities acquired exceed the purchase price paid and therefore has recorded a bargain purchase gain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON (SIC) ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures on or about January 30, 2013 for the period ended December 31, 2012.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the evaluation. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this 10-K as of their evaluation.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting on or about January 30, 2013 for the period ended December 31, 2012.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal controls over financial reporting were effective at the reasonable level of assurance described below as of the period covered by this Form 10-K when evaluated.  The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company assessed its internal control system as of December 31, 2012 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company believes that, as of December 31, 2012, its system of internal control over financial reporting was effective when evaluated.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance as of the time of the evaluation.

ITEM 9B. OTHER INFORMATION

There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of February 23, 2013:

Name	Age	Position	With Company Since
Alexander Kreger	69	Director and Chairman of the Board	2006
Andrew S. Prince	69	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Robert Adler	78	Director	2006
Donald Barger	70	Secretary and Director	2008
David Walters	50	Director	2006

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

Andrew S. Prince

Mr. Prince is presently President and Chief Executive Officer of the Company.  Previously Mr. Prince was, and for the last five years has been, a principal of Prince Strategic Group LC, a strategic advisory and merchant-banking group.  Prince Strategic Group’s focus is strategic planning, acquisition/disposition advice, financial restructuring and providing crisis and interim CEO, COO management.  Mr. Prince assists large and small organizations to develop and implement their business strategies and refine their operations.  He has extensive experience in corporate financing, strategic relationship and acquisition transactions, including their financial and strategic analysis, structuring and negotiations, strategic planning and management development activities as well as background in all facets of operations in both small and large organizations.  Mr. Prince is former Deputy Assistant Secretary of the Navy (1981-1986); Mr. Prince is a director of Gibbs and Cox, a naval architectural and engineering firm.   Mr. Prince is a graduate of the United States Naval Academy, Harvard Law School and Harvard Business School.

Robert I. Adler

From 2002 to 2003, Mr. Adler served as an investment advisor for UBS Financial Services.  From 2000 to 2002, Mr. Adler served as managing director for ING Furman Selz Asset Management (“ING”).  From 1991 to 2000, Mr. Adler served as the vice president and senior investment officer of BHF Securities Corp. Since June 2011, Mr. Adler has served as a Director and Chairman of the Audit Committee of Sino Gas International Holdings. From October, 2010 through June2011, Mr. Adler served as a Director and Chairman of the Audit Committee of Dongsheng Pharmaceutical International Co., a distributor of pharmaceutical products based in Beijing, China. From April 2006 to September 2010, Mr. Adler served as a director and chairman of the audit committee of Sinoenergy Corporation, a developer and operator of retail compressed natural gas (CNG) stations as well as a manufacturer of CNG transport vehicles, natural gas conversion kits for automobiles, and gas station equipment in China. From April 2006 until May 2010, Mr. Adler served as a director and chairman of the audit committee of China Medicine Corp., a comprehensive enterprise engaging in the production and distribution of prescription and over the counter drugs, traditional Chinese medicine products, herbs and dietary-supplements, medical devices, and medical formulations in China. Mr. Adler obtained a B.A. degree from Swarthmore College and is a member of the Institute of Chartered Financial Analysts and the New York Society of Security Analysts.

Mr. Adler is Chairman of the Company’s Audit Committee.

Donald G. Barger Jr.

Mr. Barger retired in 2008 as the CFO of YRC Worldwide Inc. (“YRCW”), a publicly held company specializing in the transportation of goods and materials. Prior to joining YRCW he served as Vice President and Chief Financial Officer of Hillenbrand Industries Inc. (“Hillenbrand”), a publicly held company serving the healthcare and funeral services industries, from March 1998 until December 2000. Mr. Barger was also Vice President, Chief Financial Officer of Worthington Industries, Inc., a publicly held manufacturer of metal and plastic products and processed steel products, from September 1993 until joining Hillenbrand. ;Mr Barger is a Director of Globe Specialty Metals, Inc., a publicly held producer of silicon metal and silicon-based specialty alloys; and Gardner Denver a designer, manufacturer, and marketer of compressor and vacuum products, and fluid transfer products.  Mr. Barger retired in February 2012 from the Board of Quanex Building Products Corporation, a publically held manufacturer of engineered materials and components for the building products markets. Mr. Barger has a B.S. degree from the United States Naval Academy and an M.B.A. from the University of Pennsylvania, Wharton School of Business

Mr. Barger is the Company’s non-executive secretary and a member of the Company’s Compensation Committee

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities.  Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year ended December 31, 2012, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)

Andrew Prince CEO and Director(1)	2010	$222,069	$—		$—	$—	$—	$—	$-
	2011	222,069	$—		$84,353	$—	$—	$—	$-
	2012	222,069	$88,800	$		$—	$—	$—	$-
Richard McVaugh, President	2012	$111,940	$—		$9,978	$—	$—	$—	$-

(1)	Mr. Prince serves as a director of the Company, but without compensation for his director services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options exercise ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards. Number of shares or units and other rights that have not vested (#)
Richard McVaugh	—	—	—	—	—	307,000	$153,500	—

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Adler	$10,000	$-	-	$-	$-	$-	$10,000

Alex Kreger	$10,000	$-	-	$-	$-	$-	$10,000

Donald Barger	$10,000	$-	-	$-	$-	$-	$10,000

David Walters	$10,000	$-	-	$-	$-	$-	$10,000

Non-employee Directors of the Company were paid $10,000 for their normal board activities. And 5,000 shares of the Company’s common stock to be issued in 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock (its only voting securities):

TITLE OF CLASS COMMON STOCK	BENFICIAL OWNER (1)	AMOUNT OF BENEFICAL OWNERSHIP	PERCENT OF CLASS

	BGRS 2005 LLC PO 2127 Jenkintown, PA 19046	241,290	6.0

	Alex Kreger	952,089	23.7

	Andrew Prince	917,571	22.9

(b)	The following table sets forth certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock of the Company by (i) each of the Company’s Directors, (ii) each of the Company’s Named Executive Officers, and (iii) all directors and executive officers as a group.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT OF BENEFICAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	Alex Kreger, Executive Chairman & Director	1,618,089	13.3
	Robert Adler, Director	129,299	1.1
	Donald Barger, Director	464,000	3.8
	David Walters, Director	18,300	0.2
	Andrew Prince, Director, President and CEO	6,858,454	56.2
	Directors and Executive Officers as a Group	9,088,142	74.5

SERIES A PREFERRED STOCK	Andrew Prince, Director and CEO	675,000	50.5

SERIES C PREFERRED STOCK	Alex Kreger, Executive Chairman & Director	428,571	7.2
	Robert Adler, Director	71,428	1.5
	Donald Barger, Director	285,714	6.2
	David Walters, Director	—	—
	Andrew Prince, Director and CEO	3,822,962	92.3
	Directors and Executive Officers as a Group	4,608,675	100.0
(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company

As of March 15, 2013, the date used to calculate the tables above, the Company had 4,009,349, shares of Common Stock outstanding and 5,945,378 shares of preferred stock outstanding.

Each preferred share converts into common stock at 1.554 shares of common for each share of preferred, however, the holder of the Series A Preferred Stock cannot hold more than 4.9 % of the outstanding common after a conversion.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were: approximately $124,000 for 2012 and approximately $96,000 for 2011.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2012 and 2011 were $-0- in 2012 and $-0- in 2011.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011 were $3,500 in 2012 and $3,500 in 2011.

All Other Fees

The aggregate fees billed for products and services provided the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2012 and 2011 were $-0- in 2012 and $-0- in 2011.

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: March 29, 2013	By	/s/ Andrew S. Prince
Andrew S. Prince President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Prince	President, Chief Executive Officer and Director	March 29, 2013
Andrew S. Prince	(Principal Executive Officer and Principal Financial Officer)

/s/ Alexander Kreger	Chairman of the Board of Directors	March 29, 2013
Alexander Kreger

/s/ Robert Adler	Director	March 29, 2013
Robert Adler

/s/ Donald Barger, Jr.	Director	March 29, 2013
Donald Barger, Jr.

/s/ David Walters	Director	March 29, 2013
David Walters

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company's Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

3.6	Amended and Restated Series A Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.7	Series C Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

10.1	Asset Purchase Agreement by and among Delaware Fastener Acquisition Corporation, Michael Freundlich and Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.2	Securities Purchase Agreement by and among Jordan 1 Holdings Company, Barron Partners LP and Certain Equity Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.3	Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.4	Convertible Note	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.5	Form of Series A Warrant	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.6	Form of Series B Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

10.7	Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.8	Amendment to Contract of Sale and Security Agreement between Freundlich Supply Company, Inc. and Greater Bay Business Funding.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.9	Guaranty between Greater Bay Business Funding and Freundlich Supply Company, Inc. and Precision Aerospace Components, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 19, 2007

10.10	Loan and Security Agreement as of March 6, 2008, by and among Freundlich Supply Company, Inc. (borrower) Precision Aerospace Components, Inc. (guarantor) and Israel Discount Bank of New York (lender)	Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on March 31, 2008

10.11	Demand Grid Promissory Note/Prime Rate between Freundlich Supply Company, Inc. and Israel Discount Bank of New York.	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 30, 2010.

10.12	Line Letter for $2,800,000 Line of Credit issued by Israel Discount Bank of New York in favor of Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 30, 2010.

10.13	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

10.14	Demand Grid Promissory Note/Prime Rate between Freundlich Supply Company, Inc. and Israel Discount Bank of New York	Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

10.15	Line Letter for $2,800,000 Line of Credit issued by Israel Discount Bank of New York in favor of Freundlich Supply Company, Inc.	Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011
10.16	Asset Purchase Agreement, dated as of the 25th day of May, 2012, by and among Fastener Distribution and Marketing Company, Inc., Aero-Missile Components, Inc., Creative Assembly Systems, Inc., Precision Aerospace Components, Inc., APACE Acquisition I, Inc., and Apace Acquisition II, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on June 1, 2012

10.17	Loan and Security Agreement, dated as of May 25,2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., APACE Acquisition I, Inc., and Apace Acquisition II, Inc., the lenders from time to time party to the Agreement and Newstar Business Credit, LLC, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on June 1, 2012

10.18	Second Amendment to the Loan and Security Agreement, dated as of May 25, 2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems, Inc., the lenders from time to time party to the Agreement, and Newstar Business Credit, LLC, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q as filed with the United States Securities and Exchange Commission on Nov. 14, 2012

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Precision Aerospace Components, Inc.

We have audited the accompanying consolidated balance sheets of Precision Aerospace Components, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

New York, NY

March 29, 2013

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$460,522	$269,956
Accounts receivable	2,914,859	667,949
Inventory, net	12,910,757	4,083,015
Restricted cash - escrow	500,085	—
Prepaid expenses	361,814	19,669
Prepaid income taxes and income taxes receivable	113,197	70,100
	17,261,234	5,110,689

PROPERTY AND EQUIPMENT - Net	49,343	27,611

OTHER ASSETS
Deposits	24,700	24,700
Intangible assets, net	294,633	—
Deferred taxes	606,200	—
Other assets	147,377	80,503
	1,072,910	105,203

TOTAL ASSETS	$18,383,487	$5,243,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,586,179	$274,139
Accrued Restructuring Expenses	229,441	—
Escrow payable	500,085	—
Current portion of long term debt	729,400	—
Line of credit	7,102,787	1,515,000
	12,147,892	1,789,139

LONG -TERM LIABILITIES

Term Loan	1,770,600	—
TOTAL LIABILITIES	13,918,492	1,789,139

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 1,400,000 and 7,100,000 shares authorized
at December 31, 2012 and December 31, 2011; 1,336,703 and 5,945,378 shares	1,337	5,945
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $982,477)
Preferred Stock C $.001 par value; 4,825,000 and 0 shares authorized
at December 31, 2012 and December 31, 2011; 4,608,675 and 0 shares	4,608	—
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $3,387,376)
Common stock, $.001 par value; 100,000,000 shares authorized
at December 31, 2012 and December 31, 2011;	4,009	3,688
4,009,349 and 3,688,497 shares issued and outstanding, respectively
Additional paid-in capital	11,450,862	11,191,205
Accumulated deficit	(6,995,821)	(7,746,474)
TOTAL STOCKHOLDERS' EQUITY	4,464,995	3,454,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,383,487	$5,243,503

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2012	2011

NET REVENUE	$20,239,639	$7,728,836

COST OF GOODS SOLD	14,513,758	5,320,981

GROSS PROFIT	5,725,881	2,407,855

OPERATING EXPENSES
General and administrative expenses	4,400,449	1,923,060
Professional and consulting fees	523,603	288,244
Depreciation and amortization	57,821	55,013
Total Operating Expenses	4,981,873	2,266,317

INCOME BEFORE OTHER INCOME (EXPENSE)	744,008	141,538

OTHER INCOME (EXPENSE)
Interest expense	(427,966)	(82,915)
Gain on bargain purchase of assets, net of taxes	873,315	—
Restructuring expenses	(500,788)	—
Impairment loss	(1,224,275)	(2,558,180)
	(1,279,714)	(2,641,095)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(535,706)	(2,499,557)

Provision (benefit) for income taxes	(1,286,359)	(2,973)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$750,653	$(2,496,584)

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHARES
Basic	$0.20	$(0.85)

Diluted	0.06	$(0.85)

Weighted average shares outstanding - basic	3,839,555	2,942,680

Weighted average shares outstanding - diluted	13,078,693	2,942,680

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock-Series A		Preferred Stock-Series C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2010	6,462,378	6,462	—	—	2,865,079	2,865	11,191,111	(5,249,890)	5,950,548

Conversion of Preferred Stock-Series A	(517,000)	(517)			803,418	803	(286)		—

Stock issued to the board for compensation					20,000	20	380		400

Net Income (Loss)	—	—	—	—	—	—	—	(2,496,584)	(2,496,584)

Balance, December 31, 2011	5,945,378	$5,945	—	$—	3,688,497	$3,688	$11,191,205	$(7,746,474)	$3,454,364

Exchange of Preferred Stock-Series A	(4,608,675)	(4,608)	4,608,675	4,608

Stock issued for compensation	—	—	—	—	153,500	154	9,824	—	9,978

Stock sale	—	—	—	—	167,352	167	249,833	—	250,000

Net Income (Loss)	—	—	—	—	—	—	—	750,653	750,653

Balance, December 31, 2012	1,336,703	$1,337	4,608,675	$4,608	4,009,349	$4,009	$11,450,862	$(6,995,821)	$4,464,995

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$750,653	$(2,496,584)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	55,119	55,013
Amortization of deferred financing costs	18,728	—
Stock Based Compensation	9,978	400
Inventory reserve	202,397	125,200
Bargain purchase gain	(873,300)	—
Deferred income taxes	(1,217,200)	—
Impairment of assets	1,224,275	2,558,180

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable	51,490	52,854
(Increase) Decrease in inventory	(1,827,413)	603,134
Decrease in prepaid expenses	(119,345)	(13,559)
(Increase) Decrease in prepaid income taxes and income taxes receivable	(43,097)	(6,233)
(Increase) in other assets	(85,602)	(80,503)

(Decrease) in accounts payable and accrued expenses	610,640	(138,746)
(Decrease) Increase in accrued restructing expenses	229,441	—
(Decrease) Increase in income tax liability	—	(14,237)
Net cash (used in)/provided by operating activities	(1,013,236)	644,919

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in restricted cash	(500,085)	—
Increase in escrow payable	500,085	—
Acquisition of business	(7,117,700)	—
Purchase of property and equipment	(16,285)	(1,680)

Net cash (used in) investing activities	(7,133,985)	(1,680)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from line of credit - Newstar	7,102,787	—
Payment of line of credit - IDB	(1,515,000)	(702,000)
Proceeds from issuance of common stock	250,000	—
Proceeds from term loan payable Newstar Bank	2,500,000	—

Net cash provided by/(used in) financing activities	8,337,787	(702,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$190,566	$(58,761)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$269,956	$328,717

CASH AND CASH EQUIVALENTS - END OF YEAR	$460,522	$269,956

Cash paid during the year for:
Interest paid	$357,966	$76,961
Income taxes paid	$—	$18,000

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Company's operations are carried out through its wholly-owned distribution subsidiaries Aero-Missile Components, Inc. (“Aero-Missile”) and Freundlich Supply Company, Inc. (“Freundlich”), both of whom have Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”). Creative Assembly Systems, Inc. (“Creative Assembly”) is a value added distributor of proprietary and specialty fasteners, primarily serving the heavy truck, automotive, appliance, and material handling industries and Tiger-Tight Corp. (“Tiger-Tight”) the exclusive North American master distributor of the Tiger-Tight locking washer. Tiger-Tight washers are used in demanding vibration applications and the Company believes they have significant advantages in comparison to competitive products. Tiger-Tight products are now available and under evaluation by several major US corporations, is being used aboard the SpaceX Dragon – the first civilian space craft to dock and return from the International Space Station.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant estimates are the useful lives of tangible and intangible assets, reserves for inventory and the valuation of intangible assets.

Cash and Cash Equivalents

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. The Company is a distributor of goods that retain their value and may be purchased by its customers for an extended period of time. Therefore any inventory item for which the Company has not had any transactions within the past three years is reduced to a zero value. Inventory consists of finished goods for resale at December 31, 2012.

The Company has reassessed the carrying value of the inventory based on expected sales over extended periods longer than one year. In 2011, the Company anticipated most of the inventory to be sold within a 5 year period and therefore recorded an impairment of the excess inventory by approximately $336,000. As a result of the FDMC Acquisition, in December 2012, the Company reassessed all of the inventory (both previous existing and newly acquired) and determined based on the new inventory levels held by the Company that most of the existing inventory is anticipated to be sold within a 3 year period in the future and therefore an additional impairment of the excess inventory was recorded in December 2012 of approximately $1.2 million.

The Company also records a reserve for obsolescence either monthly or quarterly based on the current purchasing and sales levels. Any changes to the reserve are recorded in cost of goods sold for that period. At December 31, 2012, the existing reserve was written off to $0 and approximately $328,000 was recorded at December 31, 2011.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Revenue Recognition

Revenues are recognized when title, ownership and risk of loss pass to the customer. A sale occurs at the time of shipment from the Company’s warehouse as the terms of the Company’s sales are FOB shipping point.

Shipping Costs

Shipping costs relating to sales were approximately $114,000 and $65,000 for the years ended December 31, 2012 and 2011, respectively, and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, certificates of deposit, accounts receivable, accounts payable, line of credit and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its term loan approximates fair value based on current yields for debt instruments with similar terms.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been issued but not yet implemented that we believe will materially impact our financial statements.

Restructuring Expenses

The Company had formalized a restructuring initiative and announced this plan to all of the employees affected by the restructuring, as of late September 2012. The Company estimated all restructuring costs associated with closing its Staten Island facility including severance, lease cancellations, and other restructuring costs, in connection with this initiative, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

Acquisition

The Company accounts for business combinations by applying the acquisition method, which requires the determination of the acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquirees and the measurement of goodwill. ASC Topic 805-10, “Business Combinations – Overall” (“ASC 805-10”) provides that in identifying the acquiring entity in a combination effected through a transfer of additional assets and exchange of equity interest, all pertinent facts and circumstances must be considered, including the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of additional assets and equity securities in the business combination, including payment of any premium. The acquiring company is required to determine the fair value of the assets and liabilities acquired, which includes the fair value of all intangible assets acquired. The Company has determined the fair value of all assets and liabilities acquired exceed the purchase price paid and therefore has recorded a bargain purchase gain.

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

Concentration of Credit Risk

Sales to two customers totaled greater than 10% during 2012. The United States Department of Defense (“DOD”) represented approximately 22% and 35% of the Company’s total sales for the years ending December 31, 2012 and 2011. PACCAR Inc represented approximately 11% and 0% of the Company’s total sales for the years ending December 31, 2012 and 2011. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Purchases from one supplier totaled greater than 10% during 2012 and two suppliers during 2011. SPS Technologies represented approximately 37% and 45% of the Company’s total purchases for the years ending December 31, 2012 and 2011, respectively. During 2011, MacLean – ESNA (a division of MacLean-Fogg) represented approximately 17% of the company’s total purchases for the year ending December 31, 2011 and less than 10% during 2012. SPS Technologies represented approximately 20% and 14% of total outstanding accounts payables at December 31, 2012 and 2011, respectively. MacLean – ESNA represented less than 10% and approximately 25% of the total outstanding payables at December 31, 2012 and 2011, respectively.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.

Deferred Financing Costs

Deferred financing costs incurred in connection with the issuance of long-term debt are included in other non-current assets and are amortized over the term of the related agreements.

3. RESTRUCTURING

The Company committed to certain cost reduction initiatives during the third quarter of 2012, which included planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating costs and selling, general and administrative expenses relative to revenues.

2012 Cost Reduction Initiative

On September 25 of 2012, the Company announced its plans to relocate and consolidate the activities of its headquarters operations, as well as the operations of its Freundlich Supply Company Inc. and Tiger-Tight Corp. subsidiaries (the “2012 Cost Reduction Initiative”) from Staten Island New York to Bensalem, Pennsylvania, at the present location of its Aero-Missile Components Inc. subsidiary, prior to the end of the calendar year 2012. This relocation allows the Company to better serve its customers through the co-location of its broadened inventory and will enable the Company to realize additional efficiencies from its recent acquisition. The operations and service provided by the Company continue unabated. As a result of this relocation, the Company realized significant and continuing savings from the elimination of the facilities costs associated with its Staten Island location. Additionally, the lower overall tax environment outside of New York City and State will be beneficial to the Company. The Company has included its anticipated expenses associated with this announced relocation, as “Restructuring expenses” within its present consolidated statements of operations. The Company estimates the total costs to be incurred in connection with this initiative to be approximately $0.5 million, which primarily relate to one-time termination benefits, moving costs and other costs associated with closing the plant and all of which will result in future cash expenditures. As of December 31, 2012, the Company incurred approximately $271,400 of costs related to this initiative.

For the twelve months ended December 31, 2012, estimated restructuring costs of $0.50 million are included as other costs.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with ASC 420-10, Exit or Disposal Cost Obligations, and ASC 712-10, Nonretirement Postemployment Benefits.

Restructuring costs associated with the 2012 Cost Reduction Initiative consist of the following (in thousands):

Severance and related benefits	$233,300
Lease termination	146,000
Moving costs	55,000
Other restructuring costs	66,500
$500,800

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

4. ACQUISITION

On May 25, 2012, the Company acquired the assets of Fastener Distribution and Marketing Company, Inc., which included Aero-Missile and Creative Assembly (collectively the “FDMC Acquisition”) with a fair value of approximately $8.6 million which included a cash payment of approximately $7.1 million and bargain purchase gain of approximately $1.5 million (pretax or approximately $0.9 million after tax). The Company paid for the acquisition and repaid the existing outstanding credit facility of approximately $1.575 million with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan with Newstar Business Credit, LLC (the “NewStar Loans”). The operating results of the FDMC Acquisition businesses are included in the financial results from the date of acquisition.

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

In order to complete the acquisition, the Company spent approximately $160,000, of which approximately $85,000 was expensed as occurred and approximately $75,000 was recorded as a deferred financing cost and will be amortized over the same period as the term loan.

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Acquisition.  The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed:

Accounts receivable	$2,298,400
Inventory	8,427,000
Property and equipment	44,200
Prepaid and other assets	222,800
Intangible assets — customer relationships	304,000
Intangible asset – website	7,000

Deferred tax liability	(611,000)
Accounts payable and Accrued Expenses	(2,701,400)
Fair value of net assets acquired	$7,991,000

Cash paid for acquisition	$7,117,700
Bargain purchase recorded	873,300
Total purchase price	$7,991,000

Estimates of acquired intangible assets are as follows:

Acquired Intangible Assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer Relationships	$304,000	10
Website	7,000	3

As part of the allocation of the purchase price, using an independent valuation expert’s results, the Company has recorded certain tangible assets, intangible assets, and deferred taxes.

Pro Forma Financial Information

The pro forma information below is for the combined entities and demonstrate the results of operations as if the acquisition of the FDMC had occurred beginning on January 1, 2011.

	December 31, 2012	December 31, 2011
Revenues	$30,406,000	$29,195,000
Gross profit	8,495,000	7,624,000
Net Income/(loss)	412,000	121,000
Earnings/(loss) per share – basic and diluted (assuming 4,009,349 shares)	0.10	0.03

The pro forma adjustments used to prepare the information above include an increase for the amortization expense associated with the fair value adjustment at May 25, 2012 of definite lived intangible assets, for a net adjustment of $0.04 million in the twelve months ended December 31, 2012 and 2011. In addition, interest expense has been adjusted to reflect the 2012 NewStar Loans (totaling approximately $9.6 million at December 31, 2012 and estimating an 8% interest rate) for a net increase of $0.435 million and $.497 million in the twelve months ended December 31, 2012 and 2011. Pro forma adjustments to other income/(expenses) resulting in a decrease of $0.93 million is included for the twelve months ended December 31, 2012 to eliminate the bargain purchase gain relating the purchase of the historical FDMC business offset for the restructuring expenses of approximately $0.50 and $1.4 million of an impairment of assets as well as an increase of $7.96 million is included for the twelve months ending December 31, 2011 related to the write-down of goodwill totaling approximately $5.399 million related to the historical FDMC business and $2.558 million related to the historical Precision business. Pro forma adjustments to tax expenses to increase approximately $0.76 million and $2.09 million for the twelve months ending December 31, 2012 and 2011.

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

As of December 31, 2012, $2,500,000 was outstanding at an interest rate of 9.10%.

At December 31, 2011 the Company had no long term debt.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

As of December 31, 2012, approximately $7.1 million was outstanding at an interest rate of 5.00%.

During March 2013, the lender and the Company amended the debt agreements in order to change certain of the covenant ratios for 2013 and subsequent. In addition, the lender waived their covenants for December 2012 and January 2013. The waiver was required mainly as a result of the Company’s decision to write down its inventory in December 2012 which adversely impacted certain of the covenant ratios.

6. COMMITMENTS AND CONTINGENCIES

The Company leases office space in Staten Island, NY for its Freundlich operations under a triple net lease which expires July 20, 2013. The lease has an option for renewal for five years at the Company's option. The rental rate is $14,038 per month. The lease has a yearly 4% escalation clause. The Company can terminate the lease upon six months’ notice. The Company delivered the notice on or around September 30, 2012

As part of the FDMC Acquisition, the Company has assumed operating leases for office and warehouse space with original terms ranging from three to five years. The Company currently has three locations with leases which are month to month and three locations with existing long term leases. The three leases have monthly payments of approximately $2,000, $2,100 and $2,100 and expire in November 2013, December 2015 and February 2016, respectively. Substantially all leases contain renewal provisions at the Company’s option. The total rent expense for 2012 and 2011 are approximately $272,000 and approximately $173,000, respectively. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.

Future minimum lease payments under these leases are as follows (approximately):

2013	$71,900
2014	52,200
2015	54,300
2016	4,400
Total	$182,800

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary (approximately $220,000 at December 31, 2012).

7. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision are as follows:

	For the years ended December 31,
	2012	2011

Current income tax
Federal	$-	$(13,308)
State	11,430	12,361
City	11,211	12,714
Total Current income tax	22,641	11,767

Non current income tax
Federal	(1,450,700)	(9,343)
State	(78,600)	(2,488)
City	(35,700)	(2,909)
Total non current income tax	(1,309,000)	(14,740)

Total income tax	$(1,286,359)	$(2,973)

The Company has an accumulated deficit of approximately $7.0 million and there are approximately $1.2 million of net operating losses available to be used against taxable income.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2012	2011

Expected federal statutory rate	34.00%	34.00%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	8.00%	(0.88)%
Permanent difference - amortization and disallowable expenses	–	(0.09)%
Change in valuation allowance	(220.7)%	(32.31)%
Other	–	(0.84)%

Effective income tax rate	(186.70)%	(0.12)%

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company’s deferred tax assets and liabilities relate to temporary timing differences. The net deferred tax asset for 2012 consists of:

Deferred Tax Assets:

	December 31, 2012

Goodwill	1,271,000	42%	533,800
Federal and State NOL	1,196,000	42%	502,300
Total	2,516,000		1,036,100

Deferred Tax Liabilities:
Difference in inventory value	(1,019,900)	42%	(429,900)
Net Deferred Tax Assets			$ 606,200

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2012 and 2011. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended December 31, 2012 and 2011.

The federal and state tax returns for the years ending December 31, 2009, 2010 and 2011 have been filed and are currently open and the tax returns for the year ended December 31, 2012 will be filed by September 15, 2013.

At December 31, 2011, the Company recorded a valuation allowance offsetting its net deferred tax assets resulting from uncertainties that existed in its business at the time. During 2012, the Company completed the FDMC Acquisition and as of December 31, 2012 has concluded, based on its anticipated future plans, it is more likely than not to return to profitability and therefore has reversed the full valuation allowance recorded at December 31, 2011. This resulted in an additional tax benefit of approximately $0.8 million recorded at December 31, 2012.

8. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2012	2011
Net income (loss) available to
common stockholders used
in basic EPS and diluted EPS	$750,653	$(2,496,584)

Weighted average number of
common shares used in basic EPS	3,839,555	2,942,680

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Effect of dilutive securities:
Weighted average number of
conversion of preferred shares	9,239,138	–

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS **	13,078,693	2,942,680

EPS
Basic	0.20	(0.85)
Diluted	0.06	(0.85)

_______

** Weighted average number of common shares and dilutive potential common stock used in diluted EPS (When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same).

9. STOCK OPTIONS

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

10. RELATED PARTY TRANSACTION

A company controlled by a Director of the Company provided services to the Company for which the Company paid $45,000 and $72,000 in 2012 and 2011 respectively.

11. STOCKHOLDERS EQUITY

Preferred Stock

On December 11, 2012, certain shareholders of the Company’s Series A Convertible Preferred Stock converted 4,608,675 of the shares for the same number of shares of the Company’s Series C Convertible Preferred Stock. The Series C Convertible Preferred stock has the same designations as the Series A Convertible Preferred Stock. As a result of this transaction, the Company recorded the transfer between the two equity instruments on its financial statements as this transaction was intended to be a value for value exchange.

In addition to its Common Stock, the Company has two series of preferred stock outstanding, its Series A Convertible Preferred Stock and Series C Convertible Preferred Stock (the “Preferred Stock”). All of the rights of the Preferred Stock are set forth in the “Statement of Designations of the Series A Convertible Preferred Stock” and the “Statement of Designations of the Series C Convertible Preferred Stock” which are a part of the Company’s Restated Certificate of Incorporation. Among those rights: Each Share of the Preferred Stock is convertible into 1.554 shares of the Company’s common stock; no dividends are payable with regard to the Preferred Stock, the Preferred Stock has no voting rights and no board representation. In the normal course, a holder of the Series A Preferred Stock along with its affiliates cannot convert its shares if, immediately after such conversion it would beneficially own in excess of 4.9% of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion. The shares of the Preferred Stock have a liquidation preference which may be invoked upon a change of control or similar transaction regarding substantially all of the Company’s assets or shares. The preference is allocated pro rata $0.735 per share of Preferred Stock. The total preference is $4,369,853. While the Preferred Stock is outstanding, no dividends can be paid on the Common Stock and no Common Stock can be redeemed or purchased by the Company. The Preferred Stock has protection against changes to the Statement of Designation or the creation of securities with rights greater or equal to the Preferred Stock unless approved by the holders of 50% of the shares of the Preferred Stock.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Share based payments

During 2011, the Board approved the issuance of 20,000 shares of the Company’s Common Stock to Directors which were fully vested. The Company recognized a compensation charge of $400.

During May 2012, the Board approved the issuance of approximately 460,500 shares of the Company’s Common Stock to one of its employees to be vested 1/3 each at the date of the agreement and annually over the next two years at the anniversary date. The Company used the market price for the stock on the date of issuance of $0.065 to calculate the total stock based compensation of approximately $30,000. The Company recognized a compensation charge of approximately $10,000 during 2012.

Conversion of Preferred Stock to Common Stock

During 2012 no shares were converted.

During 2011, 517,000 shares of Preferred Stock were converted to 803,418 shares of the Company’s common stock.

Common Stock

During 2012 the Company sold 167,352 shares of common stock for total proceeds of $250,000.

