Form 10-Q
period 2013-03-31
Precision Aerospace Components, Inc.
filed 2013-05-15
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Mar 31, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-30185

PRECISION AEROSPACE COMPONENTS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

351 Camer Dr.

Bensalem, PA 22109

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   NA

Number of shares outstanding of the registrant’s common stock, as of April 25, 2013: 4,009,349

1

Item 1. Financial Statements PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$88,684	$460,522
Accounts receivable	3,424,584	2,914,859
Inventory, net	12,959,999	12,910,757
Restricted cash - escrow	500,085	500,085
Prepaid expenses	256,704	361,814
Prepaid income taxes and income taxes receivable	113,197	113,197
	17,343,253	17,261,234

PROPERTY AND EQUIPMENT - Net	63,291	49,343

OTHER ASSETS
Deposits	24,700	24,700
Intangible assets, net	286,450	294,633
Deferred taxes	569,099	606,200
Other assets	171,599	147,377
	1,051,848	1,072,910

TOTAL ASSETS	$18,458,392	$18,383,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,285,260	$3,586,179
Accrued restructuring expenses	106,365	229,441
Escrow payable	500,085	500,085
Current portion of long term debt	1,042,000	729,400
Line of credit	7,550,314	7,102,787
	12,484,024	12,147,892

LONG -TERM LIABILITIES

Term Loan	1,458,000	1,770,600
TOTAL LIABILITIES	13,942,024	13,918,492

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 1,400,000 shares authorized
at March 31, 2013 and December 31, 2012; 1,336,703 shares	1,337	1,337
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $982,477)
Preferred Stock C $.001 par value; 4,825,000 shares authorized
at March 31, 2013 and December 31, 2012; 4,608,675 shares	4,608	4,608
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $3,387,376)
Common stock, $.001 par value; 100,000,000 shares authorized
at March 31, 2013 and December 31, 2012;	4,009	4,009
4,009,349 shares issued and outstanding, respectively
Additional paid-in capital	11,450,862	11,450,862
Accumulated deficit	(6,944,448)	(6,995,821)
TOTAL STOCKHOLDERS' EQUITY	4,516,368	4,464,995

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,458,392	$18,383,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012

NET REVENUE	$7,204,759	$2,106,021

COST OF GOODS SOLD	5,347,870	1,508,076

GROSS PROFIT	1,856,889	597,945

OPERATING EXPENSES
General and administrative expenses	1,498,043	466,558
Professional and consulting fees	73,704	85,498
Depreciation and amortization	23,448	5,585
Total Operating Expenses	1,595,195	557,641

INCOME BEFORE OTHER INCOME (EXPENSE)	261,694	40,304

OTHER INCOME (EXPENSE)
Interest expense	(173,221)	(15,873)
	(173,221)	(15,873)

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	88,473	24,431

Provision (benefit) for income taxes	37,100	(42,714)

NET INCOME APPLICABLE TO COMMON SHARES	$51,373	$67,145

NET INCOME PER SHARE APPLICABLE TO COMMON SHARES
Basic	$0.01	$0.02

Diluted	$0.00	$0.01

Weighted average shares outstanding - basic	4,009,349	3,688,497

Weighted average shares outstanding - diluted	13,248,466	12,927,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$51,373		$67,145

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization		23,448		5,585
Amortization of deferred financing costs		9,364		—
Deferred income taxes		37,101		—
Inventory write-down		200,000		59,340

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable		(509,725)		(99,995)
(Increase) Decrease in inventory		(249,242)		(289,793)
(Increase) Decrease in prepaid expenses		105,112		(29,810)
(Increase) Decrease in prepaid income taxes and income taxes receivable		—		(43,217)
(Increase) Decrease in other assets		(33,585)		503

(Decrease) Increase in accounts payable and accrued expenses		(300,919)		326,810
(Decrease) Increase in accrued restructing expenses		(123,076)		—
Net cash used in operating activities		(790,149)		(4,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(29,216)		—

Net cash used in investing activities		(29,216)		—
CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from line of credit - Newstar		447,527
Net payments of line of credit - IDB				(45,000)

Net cash provided by/(used in) financing activities		447,527		(45,000)

DECREASE IN CASH AND CASH EQUIVALENTS		$(371,838)		$(49,805)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		$460,522		$269,956

CASH AND CASH EQUIVALENTS - END OF PERIOD		$88,684		$220,151
Cash paid during the period for:
Interest paid		$164,864		$15,873
Income taxes paid	$		$

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

2. Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that the Company will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

3. RESTRUCTURING

The Company committed to certain cost reduction initiatives during the third quarter of 2012, which included planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating costs and selling, general and administrative expenses relative to revenues.

2012 Cost Reduction Initiative

On September 25 of 2012, the Company announced its plans to relocate and consolidate the activities of its headquarters operations, as well as the operations of its Freundlich Supply Company Inc. and Tiger-Tight Corp. subsidiaries (the “2012 Cost Reduction Initiative”) from Staten Island New York to Bensalem, Pennsylvania, at the present location of its Aero-Missile Components Inc. subsidiary, prior to the end of the calendar year 2012. This relocation allows the Company to better serve its customers through the co-location of its broadened inventory and will enable the Company to realize additional efficiencies from its recent acquisition. The operations and service provided by the Company continue unabated. As a result of this relocation, the Company realized significant and continuing savings from the elimination of the facilities costs associated with its Staten Island location. Additionally, the lower overall tax environment outside of New York City and State will be beneficial to the Company. The Company has included its anticipated expenses associated with this announced relocation, as “Restructuring expenses” within its present consolidated statements of operations. The Company estimates the total costs to be incurred in connection with this initiative to be approximately $0.5 million, which primarily relate to one-time termination benefits, moving costs and other costs associated with closing the plant and all of which will result in future cash expenditures. As of March 31, 2013, the Company incurred approximately $400,000 of costs related to this initiative.

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

Estimated restructuring costs associated with the 2012 Cost Reduction Initiative consist of the following :

Severance and related benefits	$233,300
Lease termination	146,000
Moving costs	55,000
Other restructuring costs	66,500
$500,800

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

Pro Forma Financial Information

The pro forma information below is for the combined entities and demonstrate the results of operations as if the acquisition of the FDMC had occurred beginning on January 1, 2012.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

March 31, 2012
Revenues	$8,399,000
Gross profit	2,309,000
Net Income/(loss)	271,000
Earnings/(loss) per share – basic and diluted (assuming 4,009,349 shares)	0.07

The pro forma adjustments used to prepare the information above include an increase for the amortization expense associated with the fair value adjustment at May 25, 2012 of definite lived intangible assets, for a net adjustment of $0.04 million in the three months ended March, 2012. In addition, interest expense has been adjusted to reflect the 2012 NewStar Loans (totaling approximately $9.6 million at December 31, 2012 and estimating an 8% interest rate) for a net increase of $0.2 million in the three months ended March, 2012; and a pro forma adjustment to tax expenses of an increase of approximately $0.06 million for the three months ending March 31, 2012.

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

As of March 31, 2013, $2,500,000 was outstanding at an interest rate of 9.10%.

Revolving funding facility

The Company has a revolving funding facility pursuant to which it can draw up to $10,000,000 against eligible assets. The facility allows for draws of up to eighty-five (85) percent of eligible accounts receivable or to eighty-five (85) percent of eligible inventory up to a maximum inventory advance amount of six million five hundred thousand dollars ($6,500,000); however the outstanding amount against eligible inventory is further limited to, an amount equal to 2.015 times the amount which can be drawn against the eligible accounts receivable. Eligible accounts receivable are, generally, those domestic accounts not outstanding for more than ninety (90) days or, for government accounts one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently the net orderly liquidation value as determined by the bank. The loan balance is secured by a first lien position on all of the Company’s assets. The loan balance bears interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 1.50% to 2.00%, or (ii) adjusted one-month LIBOR but not less than 1.5%, plus a margin of 3.00% to 3.50%. The interest margin for each such type of borrowing varies depending on the Company’s Fixed Charge Coverage Ratio. The facility expires on May 25, 2015.

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

As of March 31, 2013, approximately $7.6 million was outstanding at an interest rate of 5.00%.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

The Company has operating leases for office and warehouse space with original terms ranging from three to five years. The Company currently has three locations with leases which are month to month and three locations with existing long term leases. The three leases have monthly payments of approximately $2,000, $2,100 and $2,100 and expire in November 2013, December 2015 and February 2016, respectively. Substantially all leases contain renewal provisions at the Company’s option.. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.

Future minimum lease payments under these leases are as follows (approximately):

2013	$66,500
2014	52,700
2015	54,600
2016	4,400
Total	$178,200

The United States Department of Defense (“DOD”) represented approximately 15% and 40% of the Company’s total sales for the three months ended March 31, 2013 and 2012. PACCAR Inc represented approximately 11% of the Company’s total sales for the three months ended March 31, 2013. The Company had no sales to this customer during the first three months of 2012. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary (approximately $220,000 at March 31, 2013).

7. SUBSEQUENT EVENTS

During April 2013, our primary shareholder and CEO entered into a short term agreement to lend the Company up to approximately $0.9 million, as needed. The loans are to be collateralized by certain inventory purchases to be held by the shareholder. All amounts borrowed by the Company are repayable on demand from available operating funds. These loans are approved by the Company’s primary lender, Newstar.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended 2012 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2013 may not be indicative of the results for the entire year.

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

On May 25, 2012, the Company acquired the assets of Fastener Distribution and Marketing Company, Inc., which included Aero-Missile and Creative Assembly (collectively the “FDMC Acquisition”) with a fair value of $8.8 million (pre-tax) for approximately $7.1 million. The Company paid for the acquisition and repaid the existing outstanding credit facility of approximately $1.575 million with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan with Newstar Business Credit, LLC (the “NewStar Loans”). The operating results of the FDMC Acquisition businesses are included in the financial results from the date of acquisition. The FDMC Acquisition Businesses are significantly increasing the Company’s revenue with related impacts on the cost of revenue and other items in the Company’s results of operations, compared to prior periods. The integration of the FDMC Acquisition businesses and the servicing of the acquisition debt will be important drivers of the Company’s financial results in future reporting periods.

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

The Company’s Tiger-Tight product is a unique lock washer product that is seeking to gain market acceptance. It has extraordinary holding properties, is reusable and does not destroy the material which it is holding in place. In the coming year, the Company anticipates widespread distribution of Tiger-Tight lock washers under an exclusive distribution agreement providing the Company master distribution rights of the product in North America.  The washers, which the Company believes are superior to any competitive product, are now readily available and manufactured in the USA. While the Company carries a full line of washers, special orders can be accommodated.

The Company’s subsidiary, Aero-Missile Components, has been named the Master Distributor by SPS Technologies in Jenkintown, Pennsylvania for its FLEXLOC® Locknut product line toward the end of last year; the company’s initial sales of this mature product high market acceptance were slowed due to certain pricing changes which took place as the company started its distribution. The Company anticipates significant additional revenues from sales of the FLEXLOC® line as the year progresses..

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

During the quarter, the Company opened a warehouse facility in Denton Texas to serve one of its customers. This facility allows the customer to anticipate just in time delivery from the now closely located facility, rather than to be concerned about shipping delays, and will result in additional sales of additional products to the customer, the initial impact during this quarter was to reduce the Company’s sales to the customer as the customer absorbed its safety stock of materials in its inventory. The Company anticipates a restoration of normal shipping to the customer in the mid second quarter.

The Company has also experienced delay in shipment of orders to the Navy Department as a result of its consolidation, and anticipates restoration of these shipments when the facilities are inspected around the end of the second quarter.

During the third quarter 2013 the Company anticipates starting shipment of a unique sealing product that it has developed in conjunction with one of the major manufacturers and its customer to fulfill specific customer needs.The product should fulfill similar needs with other customers. The product addresses current product offering technical shortfalls by increasing resistance to torque out and providing an optional self-sealing feature.

The Company is a one-stop source for standard, self-locking, semi-special and special nuts, bolts and washers manufactured to several military, aerospace and industrial specifications. The Company maintains an inventory of approximately 44,000 SKUs comprised of approximately 65 million parts of premium quality, brand name fastener products.

The Company, during the first quarter of 2013, completed the last phase of its relocation and consolidation of the activities of its headquarters operations, as well as the operations of its Freundlich Supply Company Inc. and Tiger-Tight Inc. subsidiaries from Staten Island New York to Bensalem, Pennsylvania, at the present location of its Aero-Missile Components Inc. subsidiary. This relocation allows the Company to better serve its customers through the co-location of its broadened inventory and is enabling the Company to realize additional efficiencies from its recent acquisition. As a result of this relocation, the Company is achieving significant and continuing savings from the elimination of the facilities costs associated with its Staten Island location. Additionally, the lower overall tax environment outside of New York City and State is beneficial to the Company.

The Company sells its products pursuant to written purchase orders from its customers. All products are shipped from the Company’s warehouses via common carrier.

With the acquisition, the Company’s percentage of sales to the Department of Defense, one of two customers who accounted for more than 10 percent of the Company’s sales as a percentage of its total sales, was reduced. Sales to two customers totaled greater than 10% during 2013. The United States Department of Defense (“DOD”) represented approximately 15% and 40% of the Company’s total sales for the three months ended March 31, 2013 and 2012. PACCAR Inc represented approximately 11% of the Company’s total sales for the three months ended March 31, 2013. The Company had no sales to this customer during the first three months of 2012. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

The Company’s sales and gross profit this quarter were above the comparable period last year. This is largely a result of the acquisition which occurred on May 25, 2012, and is reflected in the results of operations from that date. The Company believes that its sales will be increasing in the upcoming months, as new business opportunities mature. The Company anticipates the economy will show increased growth in the middle part of 2013.

Results from Operations for the three months ending March 31, 2013

The Company’s revenues increased approximately 242% or $5.1 million for the quarter to $7.2 million from $2.1 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its sales will be increasing in the upcoming months, but not until the middle part of the second quarter of 2013, based on discussions which it has had with customers.

Direct Government demand for the products offered by the Company is expected to be reduced from the prior levels, since the products sold to the Government are consumables utilized for the maintenance and repair of military aircraft and ships. Government purchasing has declined during this quarter as the Defense Department has dealt with uncertainties regarding its funding and the Company had raised some of its offering prices to accommodate transient higher goods costs necessitated by required purchases of smaller lots. . Longer term, although a reduced Government purchasing schedule may impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government and reallocation of inventory investment will restore government sales levels. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company’s gross profit increased approximately 211% or $1.3 million for the quarter to $1.9 million from $0.6 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its gross profit will remain at the current levels during 2013, based on discussions it has had with customers related to sales.

The Company’s total operating expenses increased 188% or $1.0 million for the quarter to $1.6 million from $0.6 million in the comparable period last year. This is largely a result of the acquisition and costs associated with the acquisition.

The Company’s accounts receivable have increased by approximately $0.5 million to $3.4 million at March 31, 2013 from $3.0 million at December 31, 2012; this difference is due to mainly to sales and normal deviations in customer payments. The Company’s inventory has remained relatively consistent as of March 31, 2013 compared to December 31, 2012; The Company’s inventory does not have any life limitations and is all available for sale.

The Company has refinanced its operations in conjunction with its acquisition. The refinancing included entering into a new $2.5 million term loan, due in May 2015. The Company previously had no long term debt. The term loan, which has interest paid currently, will be amortized monthly starting in June 2013 over 24 monthly payments of $104,200. Additionally, the Company entered into a new line of credit and has drawn approximately $0.45 million from December 31, 2012 to March 31, 2013 to substantially provide financing for additional inventory acquisition and reduction in accounts payables. Accounts payable decreased by approximately $0.3 million to $3.3 million from $3.6 million at December 31, 2012 .

Subsequent Events

During April 2013, our primary shareholder and CEO entered into a short term agreement to lend the Company up to approximately $0.9 million, as needed. The loans are to be collateralized by certain inventory. All amounts borrowed by the Company are repayable on demand from available operating funds. These loans are approved by the Company’s primary lender, Newstar.

Liquidity

The Company anticipates additional capital expenditures of approximately $0.25 million on plant and equipment as it brings all of its facilities on to the same enterprise software system.

The Company believes that it can meet its financial obligations at its presently contemplated operating levels, even as its growth is constrained by its present financing. However, if the anticipated sales levels are not attained, the Company’s availability to access its line of credit would be adversely affected. The Company believes that its present funding is insufficient to enable the Company to accomplish some of its desired sales growth plans. The Company is presently seeking to expand its capital availability which will enable the Company to fully take advantage of sales opportunities presented to it which require the Company to make additional investments in inventory.

The Company believes it can expand its business with its present staff numbers.

Critical Accounting Policies

Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibit No.	Exhibit
3.1	Amended Bylaws of Precision Aerospace Components, Inc (a Delaware Corporation) adopted on April 10, 2013

10.1	Third Amendment to the Loan and Security Agreement, dated as of May 25, 2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems, Inc., the lenders from time to time party to the Agreement, and Newstar Business Credit, LLC, as administrative agent.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2013	PRECISION AEROSPACE COMPONENTS, INC.

/s/ Andrew S. Prince

Andrew S. Prince
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended Bylaws of Precision Aerospace Components, Inc (a Delaware Corporation) adopted on April 10, 2013

10.1	Third Amendment to the Loan and Security Agreement, dated as of May 25, 2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems, Inc., the lenders from time to time party to the Agreement, and Newstar Business Credit, LLC, as administrative agent.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

