Form 10-Q
period 2013-06-30
Precision Aerospace Components, Inc.
filed 2013-08-14
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   NA

Number of shares outstanding of the registrant’s common stock, as of July 31: 4,262,849

1

Item 1. Financial Statements - PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$268,894	$460,522
Accounts receivable	3,109,935	2,914,859
Inventory, net	12,169,707	12,910,757
Restricted cash - escrow	500,085	500,085
Prepaid expenses	322,656	361,814
Prepaid income taxes and income taxes receivable	123,151	113,197
	16,494,428	17,261,234

PROPERTY AND EQUIPMENT - Net	51,767	49,343

OTHER ASSETS
Deposits	—	24,700
Intangible assets, net	278,266	294,633
Deferred taxes	546,758	606,200
Other assets	135,896	147,377
	960,920	1,072,910

TOTAL ASSETS	$17,507,115	$18,383,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,276,361	$3,586,179
Accrued restructuring expenses	33,129	229,441
Escrow payable	500,085	500,085
Shareholder loan	535,000	—
Current portion of long term debt	1,250,400	729,400
Line of credit	6,191,744	7,102,787
	11,786,719	12,147,892

LONG -TERM LIABILITIES

Term Loan	1,145,433	1,770,600
TOTAL LIABILITIES	12,932,152	13,918,492

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 1,400,000 shares authorized
at June 30, 2013 and December 31, 2012; 1,336,703 shares	1,337	1,337
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $982,477)
Preferred Stock C $.001 par value; 4,825,000 shares authorized
at June 30, 2013 and December 31, 2012; 4,608,675 shares	4,608	4,608
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $3,387,376)
Common stock, $.001 par value; 100,000,000 shares authorized
at June 30, 2013 and December 31, 2012;	4,263	4,009
4,262,849 and 4,009,349 shares issued and outstanding, respectively
Additional paid-in capital	11,485,586	11,450,862
Accumulated deficit	(6,920,831)	(6,995,821)
TOTAL STOCKHOLDERS' EQUITY	4,574,963	4,464,995

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,507,115	$18,383,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPECE COMPONENTS, INC. AND
SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

NET REVENUE	$14,305,260	$6,329,706	$7,100,501	$4,223,685

COST OF GOODS SOLD	10,611,534	4,528,213	5,263,665	3,020,137

GROSS PROFIT	3,693,726	1,801,493	1,836,836	1,203,548

OPERATING EXPENSES
General and administrative expenses	2,978,268	1,382,335	1,480,224	830,777
Professional and consulting fees	162,696	386,716	88,992	301,218
Depreciation and amortization	62,778	13,505	39,330	7,920
Total Operating Expenses	3,203,742	1,782,556	1,608,546	1,139,915

INCOME BEFORE OTHER INCOME (EXPENSE)	489,984	18,937	228,290	63,633

OTHER INCOME (EXPENSE)
Interest and financing expenses	(360,694)	(48,948)	(187,473)	(33,075)
Gain on bargain purchase of assets	—	982,315	—	982,315

	(360,694)	933,367	(187,473)	949,240

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	129,290	952,304	40,817	1,012,873

Provision (benefit) for income taxes	54,300	(69,158)	17,200	(26,444)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$74,990	$1,021,462	$23,617	$1,039,317

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHARES
Basic	$0.02	$0.27	$0.01	$0.28
Diluted	$0.01	$0.27	$0.00	$0.28

Weighted average shares outstanding - basic	4,044,595	3,818,953	4,079,453	3,753,725

Weighted average shares outstanding - diluted	13,283,712	3,818,953	13,318,571	3,753,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,990	$1,021,462
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	43,966	17,639
Stock issued for compensation and services	34,978	9,978
Amortization of deferred financing costs	30,292
Deferred income taxes	54,300
Bargain purchase gain	—	(982,315)
Inventory write-down	300,000	93,784
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(195,022)	(118,541)
(Increase) Decrease in inventory	446,771	(448,517)
Decrease in prepaid expenses	39,101	(16,044)
(Increase) Decrease in prepaid income taxes and income taxes receivable	(6,261)	(43,097)
Decrease (Increase) in other assets	4,341	(30,908)
(Decrease) in accounts payable and accrued expenses	(310,272)	(83,566)
(Decrease) Increase in accrued restructuring expenses	(196,312)	—
Net cash (used in)/provided by operating activities	320,872	(580,125)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	—	(500,000)
Increase in escrow payable	—	500,000
Acquisition of business	—	(7,174,529)
Purchase of property and equipment	(30,021)	(2,654)
Net cash (used in) investing activities	(30,021)	(7,177,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from line of credit - Newstar	(913,312)	6,573,914
(Payments for) proceeds from term loan - Newstar	(104,167)	2,500,000
Net proceeds from stockholder loan	535,000
Proceeds from issuance of stock	—	250,000
Net payments of line of credit - IDB	—	(1,574,619)
Net cash provided by/(used in) financing activities	(482,479)	7,749,295
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(191,628)	$(8,013)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$460,522	$269,956
CASH AND CASH EQUIVALENTS - END OF PERIOD	$268,894	$261,943
Cash paid during the period for:
Interest paid	$344,639	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

1. SUMMARY OF BUSINESS

Precision Aerospace Components, Inc. and Subsidiaries (the “Company”) distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product. The Company’s products are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.

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

2. Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that the Company will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

3. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

On May 25, 2012, the Company entered into a three year $2.5 million term loan (the “Term Loan”), with payments of interest only during the first year. The principal amount of the Term Loan will be due and payable in 24 monthly installments of approximately $104,200, beginning on June 1, 2013. The Term Loan bears interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 5.60% to 6.10% or (ii) adjusted one-month LIBOR, but not less than 1.5%, plus a margin of 7.10% to 7.60%. The interest margin for each such type of borrowing varies depending on the Company’s Fixed Charge Coverage Ratio.

As of June 30, 2013, $2,396,000 was outstanding at an interest rate of 9.10%.

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

As of June 30, 2013, approximately $6.2 million was outstanding at an interest rate of 5.00%.

4. COMMITMENTS AND CONTINGENCIES

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

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. An employee who was terminated for cause has filed a whistleblower claim which we believe has no merit. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary (approximately $220,000 at June 30, 2013).

5. SHAREHOLDER LOAN

During April 2013, our primary shareholder and CEO entered into a short term agreement to make a loan to the Company. The outstanding balance for the loan is approximately $0.535 million with a maturity date of October 14, 2013. The loan has a stated interest rate of 10%. These funds were used in order to satisfy certain vendor obligations. The loans are to be collateralized by certain inventory purchases to be held by the shareholder. The inventory will be available to be sold by the Company in the normal course of business. The specific inventory is segregated within the Company’s warehouse locations but must be maintained by the Company to meet its specific quality control procedures. All amounts borrowed by the Company are considered loans for accounting purposes and are repayable on demand from available operating funds. These loans are approved by the Company’s primary lender, Newstar.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2013 may not be indicative of the results for the entire year.

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

The Company’s subsidiary,Aero Missile, has been named the Master Distributor by SPS Technologies in Jenkintown, Pennsylvania for its FLEXLOC® Locknut product line toward the end of last year; the Company’s initial sales of this mature product high market acceptance were slowed due to certain pricing changes which took place as the company started its distribution. The Company is now achieving growing revenues from sales of the FLEXLOC® line which it anticipates will continue as the year progresses.

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

During the first quarter, the Company opened a warehouse facility in Denton Texas to serve one of its customers. This facility allows the customer to anticipate just in time delivery from the now closely located facility, rather than to be concerned about shipping delays, and will result in additional sales of additional products to the customer, the initial impact during the first quarter and a portion of this quarter was to reduce the Company’s sales to the customer as the customer absorbed its safety stock of materials in its inventory. The Company has seen sales return to anticipated levels in the last part of the second quarter.

The Company has also experienced delay in shipment of orders to the Navy Department as a result of its consolidation, and anticipates restoration of these shipments when the facilities are inspected. The inspection is anticipated to occur in the third quarter.

During the third quarter 2013 the Company anticipates starting shipment of a unique sealing product that it has developed in conjunction with one of the major manufacturers and its customer to fulfill specific customer needs. The product should fulfill similar needs with other customers. The product addresses current product offering technical shortfalls by increasing resistance to torque out and providing an optional self-sealing feature.

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

With the acquisition, the Company’s percentage of sales to the Department of Defense, one of two customers who accounted for more than 10 percent of the Company’s sales as a percentage of its total sales, was reduced. Sales to two customers totaled greater than 10% during 2013. The United States Department of Defense (“DOD”) represented approximately 20% and 18% of the Company’s total sales for the three and six months ended June 30, 2013. PACCAR Inc represented approximately 12% and 11% of the Company’s total sales for the three and six months ended June 30, 2013. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

The Company’s sales and gross profit this quarter were above the comparable period last year. This is largely a result of the acquisition which occurred on May 25, 2012, and is reflected in the results of operations from that date. The Company believes that its sales will be increasing in the upcoming months, as new business opportunities mature. While the Company anticipates the economy will show increased growth in the last part of 2013, the defense related segments are anticipated to not show improvement and may exhibit further weakness as adjustment is made to the effects of reduced defense related funding.

 Results from Operations for the six and three months ending June 30, 2013

The Company’s revenues increased approximately 126% and 68% or $8.0 and $2.9 million for the six and three months to $14.3 and 7.1 million from $6.3 and $4.2 million in the comparable period last year. This is largely a result of the acquisition. The Company believes that its sales will be increasing in the upcoming months, but not until the middle part of the third quarter of 2013, based on discussions which it has had with customers.

Government purchasing has declined during this quarter as the Defense Department has dealt with uncertainties regarding its funding and the Company had raised some of its offering prices to accommodate transient higher goods costs necessitated by required purchases of smaller lots. Longer term, although a reduced Government purchasing schedule will impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government and reallocation of inventory investment will generally maintain present government sales levels. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company’s gross profit increased approximately 105% and 53% or $1.9 and $0.6 million for the six and three months to $3.7 and $1.8 million from $1.8 and $1.2 million in the comparable period last year. This is largely a result of the acquisition. The Company believes based on discussions it has had with customers related to sales that its gross profit will improve as 2013 progresses.

The Company’s total operating expenses increased 80% and 41% or $1.4 and $0.5 million for the six and three months to $3.2 and $1.6 million from $1.8 and $1.1 million in the comparable period last year. This is largely a result of the acquisition and costs associated with the acquisition.

The Company’s accounts receivable have increased by approximately $0.1 million to $3.1 million at June 30, 2013 from $3.0 million at December 31, 2012; this difference is due to mainly to sales and normal deviations in customer payments. The Company’s inventory has reduced approximately $0.7 million from June 30, 2013 to December 31, 2012; The Company’s inventory does not have any life limitations and is all available for sale.

In conjunction with its acquisition, the Company refinanced its operations. The refinancing included entering into a new $2.5 million term loan, due in May 2015. The Company previously had no long term debt. The term loan, which has interest paid currently, also started being amortized monthly in June 2013. Each of the 24 monthly payments is $104,200. Additionally, the Company entered into a new line of credit and has drawn approximately $0.45 million from December 31, 2012 to March 31, 2013 to substantially provide financing for additional inventory acquisition and reduction in accounts payables. Accounts payable decreased by approximately $0.3 million to $3.3 million from $3.6 million at December 31, 2012.

During April 2013, our primary shareholder and CEO entered into a short term agreement to make a loan to the Company. The outstanding balance for the loan is approximately $0.535 million with a maturity date of October 14, 2013. The loan has a stated interest rate of 10%. These funds were used in order to satisfy certain vendor obligations. The loans are to be collateralized by certain inventory purchases to be held by the shareholder. The inventory will be available to be sold by the Company in the normal course of business. The specific inventory is segregated within the Company’s warehouse locations but must be maintained by the Company to meet its specific quality control procedures. All amounts borrowed by the Company are considered loans for accounting purposes and are repayable on demand from available operating funds. These loans are approved by the Company’s primary lender, Newstar.

 The Company is presently attempting to refinance its debt.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013 on or about July 18, 2013.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

(B) Internal Controls Over Financial Reporting

The Company's Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been no changes in its internal controls during the Company's last fiscal quarter, or from the date of their last prior evaluation, on or about January 30, 2013, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting. The term "internal control over financial reporting" is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This term refers to the process designed by management and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that (1) pertain to maintenance of records; (2) provide reasonable assurance that transactions are recorded as necessary, including that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Company’s financial statements.  The Company assessed its internal control system as of year end in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's internal control over financial reporting is designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's internal control over financial reporting is effective at this reasonable level of assurance.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

An employee who was terminated for cause has filed a whistleblower claim which we believe has no merit.

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Fourth Amendment to the Loan and Security Agreement, dated as of May 25, 2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems, Inc., the lenders from time to time party to the Agreement, and Newstar Business Credit, LLC, as administrative agent.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2013	PRECISION AEROSPACE COMPONENTS, INC.

/s/ Andrew S. Prince
Andrew S. Prince
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fourth Amendment to the Loan and Security Agreement, dated as of May 25, 2012, among Precision Aerospace Components, Inc., Freundlich Supply Company, Inc. (“Freundlich”), Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems, Inc., the lenders from time to time party to the Agreement, and Newstar Business Credit, LLC, as administrative agent.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

