Form 10-Q/A
period 2013-06-30
Precision Aerospace Components, Inc.
filed 2013-08-15
CIK 936446

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   NA

Number of shares outstanding of the registrant’s common stock, as of July 31, 2013: 4,262,849

1

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission on August 14, 2013 is to furnish Exhibits 101 to the Form 10-Q.

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

Dated: August 15, 2013	PRECISION AEROSPACE COMPONENTS, INC.

/s/ Andrew S. Prince
Andrew S. Prince
President and Chief Executive Officer

3