Form 10-Q
period 2013-09-30
Precision Aerospace Components, Inc.
filed 2013-11-14
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

 or

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

Number of shares outstanding of the registrant’s common stock, as of November 14, 2013  4,282,849

1

Item 1. Financial Statements - PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$299,307	$460,522
Accounts receivable	2,624,287	2,914,859
Inventory, net	11,646,244	12,910,757
Restricted cash - escrow	500,085	500,085
Prepaid expenses	462,830	361,814
Prepaid income taxes and income taxes receivable	117,918	113,197
	15,650,671	17,261,234

PROPERTY AND EQUIPMENT - Net	44,403	49,343

OTHER ASSETS
Deposits	—	24,700
Intangible assets, net	270,083	294,633
Deferred taxes	589,400	606,200
Other assets	133,088	147,377
	992,571	1,072,910

TOTAL ASSETS	$16,687,645	$18,383,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,338,265	$3,586,179
Accrued restructuring expenses	—	229,441
Escrow payable	500,085	500,085
Shareholder loan	535,000	—
Current portion of long term debt	2,083,333	729,400
Line of credit	6,702,969	7,102,787
	12,159,652	12,147,892

LONG -TERM LIABILITIES

Term Loan	—	1,770,600
TOTAL LIABILITIES	12,159,652	13,918,492

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock A $.001 par value; 1,400,000 shares authorized
at September 30, 2013 and December 31, 2012; 1,336,703 shares	1,337	1,337
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $982,477)
Preferred Stock C $.001 par value; 4,825,000 shares authorized
at September 30, 2013 and December 31, 2012; 4,608,675 shares	4,608	4,608
issued and outstanding, respectively. Liquidation preference of $0.735 per share (total of $3,387,376)
Common stock, $.001 par value; 100,000,000 shares authorized
at September 30, 2013 and December 31, 2012;	4,283	4,009
4,282,849 and 4,009,349 shares issued and outstanding, respectively
Additional paid-in capital	11,490,366	11,450,862
Accumulated deficit	(6,972,601)	(6,995,821)
TOTAL STOCKHOLDERS' EQUITY	4,527,993	4,464,995

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,687,645	$18,383,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND
SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

NET REVENUE	$20,429,679	$13,481,069	$6,124,419	$7,151,363

COST OF GOODS SOLD	15,130,703	9,497,031	4,519,170	4,968,818

GROSS PROFIT	5,298,976	3,984,038	1,605,249	2,182,545

OPERATING EXPENSES
General and administrative expenses	4,413,950	3,039,447	1,425,138	1,572,416
Professional and consulting fees	233,200	420,026	70,504	118,310
Depreciation and amortization	61,916	37,101	9,681	23,596
Total Operating Expenses	4,709,066	3,496,574	1,505,323	1,714,322

INCOME BEFORE OTHER INCOME (EXPENSE)	589,910	487,464	99,926	468,223

OTHER INCOME (EXPENSE)
Interest and financing expenses	(549,890)	(199,297)	(189,196)	(150,349)
Restructuring expenses	—	(645,200)	—	(645,200)

Gain on bargain purchase of assets	—	982,315	—	—

	(549,890)	137,818	(189,196)	(795,549)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	40,020	625,282	(89,270)	(327,326)

Provision (benefit) for income taxes	16,800	(206,658)	(37,500)	(137,500)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$23,220	$831,940	$(51,770)	$(189,826)

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHARES
Basic	$0.01	$0.22	$(0.01)	$(0.05)
Diluted	$0.00	$0.06	$(0.01)	$(0.05)

Weighted average shares outstanding - basic	4,124,812	3,839,555	4,282,632	4,009,349

Weighted average shares outstanding – diluted	13,363,930	13,078,693	4,282,632	4,009,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,220	$831,940
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	61,916	40,194
Stock issued for compensation and services	39,778	9,978
Amortization of deferred financing costs	24,550	12,485
Deferred income taxes	16,800	(137,500)
Bargain purchase gain	—	(982,315)
Inventory write-down	450,000	129,720
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	290,571	(344,515)
(Increase) Decrease in inventory	814,512	(977,570)
Decrease in prepaid expenses	(101,016)	(9,575)
(Increase) Decrease in prepaid income taxes and income taxes receivable	(4,721)	(43,097)
(Increase) Decrease in deferred closing costs	(10,261)	(19,210)
Decrease (Increase) in deposits	24,700	(3,625)
(Decrease) in accounts payable and accrued expenses	(1,247,914)	(434,594)
(Decrease) Increase in accrued restructuring expenses	(229,441)	645,200
Net cash (used in)/provided by operating activities	152,694	(1,282,484)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	—	(500,052)
Increase in escrow payable	—	500,052
Acquisition of business	—	(7,174,529)
Purchase of property and equipment	(32,424)	(2,654)
Net cash (used in) investing activities	(32,424)	(7,177,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from line of credit - Newstar	(399,818)	7,688,137
(Payments for) proceeds from term loan - Newstar	(416,667)	2,500,000
Net proceeds from stockholder loan	535,000	—
Proceeds from issuance of stock	—	250,000
Net payments of line of credit - IDB	—	(1,574,619)
Net cash provided by/(used in) financing activities	(281,485)	8,863,518
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(161,215)	$403,851
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$460,522	$269,956
CASH AND CASH EQUIVALENTS - END OF PERIOD	$299,307	$673,807
Cash paid during the period for:
Interest paid	$166,785	$148,566
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

During the third quarter of 2013, and still continuing, the Company has been seeking additional financing options through additional equity or debt at terms that are favorable to the Company.  The Company has been closely monitoring its current cash availability versus its cash needs.  The Company believes based on its current projections and assuming its current lender does not call the existing debt, it can maintain sufficient cash flow from its operations for the next 12 months. However, if the current lender calls the loan, the Company may be forced to try to obtain other financing at terms which could have an adverse effect to the Company as a whole or may not be able to replace the current financing.

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

2. Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that the Company will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

3. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt

On May 25, 2012, the Company entered into a three year $2.5 million term loan (the “Term Loan”), with payments of interest only during the first year. The principal amount of the Term Loan is due and payable in 24 monthly installments of approximately $104,200, beginning on June 1, 2013. The Term Loan bears interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 5.60% to 6.10% or (ii) adjusted one-month LIBOR, but not less than 1.5%, plus a margin of 7.10% to 7.60%. The interest margin for each such type of borrowing varies depending on the Company’s Fixed Charge Coverage Ratio.

As of July 31, 2013, the Company was not in compliance with the Fixed Charge Coverage Ratio which includes monthly non-cash inventory adjustments and continued to fail meeting this covenant through October 31, 2013.  If these non-cash adjustments were not included in the calculation, the Company believes it would meet this covenant and be in full compliance. The Company is currently in discussions with the lender on resolving this event of default.  The lender has not required any additional remedies due to this ongoing default at this time.  The Company has reclassified all long term debt as current as a result of this event.  If the lender does request remedies, these can range from adversely affecting the Company's cash flow by adjusting the Borrowing Base Calculation, requiring default interest or calling the loans.

As of September 30, 2013, approximately $2,083,000 was outstanding at an interest rate of 9.10%.

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

As of September 30, 2013, approximately $6.7 million was outstanding at an interest rate of 5.00%.

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

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary (approximately $220,000 at September 30, 2013).

5. SHAREHOLDER LOAN

During April 2013, our primary shareholder and CEO entered into a short term agreement to make a loan to the Company. The outstanding balance for the loan is approximately $0.535 million with a maturity date of October 14, 2013. The loan has been extended until April 15, 2014 The loan has a stated interest rate of 10% and was changed to 15% with the extension. These funds were used in order to satisfy certain vendor obligations. The loans are to be collateralized by certain inventory purchases to be held by the shareholder. The inventory will be available to be sold by the Company in the normal course of business. The specific inventory is segregated within the Company’s warehouse locations but must be maintained by the Company to meet its specific quality control procedures. All amounts borrowed by the Company are considered loans for accounting purposes and are repayable on demand from available operating funds. These loans are approved by the Company’s primary lender, Newstar.

6. CONCENTRATIONS

Sales to two customers totaled greater than 10% during 2013. The United States Department of Defense (“DOD”) represented approximately 17% of the Company’s total sales for the three and nine month periods ended September 30, 2013. PACCAR Inc. represented approximately 16% and 13% of the Company’s total sales for the three and nine month periods ended September 30, 2013. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, included herein. The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements" which information, including its reference to our 10-K, is incorporated herein by reference.

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2013 may not be indicative of the results for the entire year.

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

On May 25, 2012, the Company acquired the assets of Fastener Distribution and Marketing Company, Inc., which included Aero-Missile and Creative Assembly (collectively the “FDMC Acquisition”) with a fair value of $8.8 million (pre-tax) for approximately $7.1 million. The Company paid for the acquisition and repaid the existing outstanding credit facility of approximately $1.575 million with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan with Newstar Business Credit, LLC (the “NewStar Loans”). The operating results of the FDMC Acquisition businesses are included in the financial results from the date of acquisition. The FDMC Acquisition Businesses are significantly increasing the Company’s revenue with related impacts on the cost of revenue and other items in the Company’s results of operations for the year, compared to prior periods. The Company has substantially completed the integration of the FDMC Acquisition business. The Company is seeking to refinance the NewStar Loans and requires the additional flexibility which would be provided by the refinancing to achieve its anticipated growth.

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

The Company’s subsidiary, Aero Missile, has been named the Master Distributor by SPS Technologies in Jenkintown, Pennsylvania for its FLEXLOC® Locknut product line toward the end of last year; the Company’s initial sales of this mature product high market acceptance were slowed due to certain pricing changes which took place as the company started its distribution. The Company is now achieving growing revenues from sales of the FLEXLOC® line which it anticipates will continue as the year progresses.

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

During the first quarter, the Company opened a warehouse facility in Denton Texas to serve one of its customers. This facility allows the customer to anticipate just in time delivery from the now closely located facility, rather than to be concerned about shipping delays, and will result in additional sales of additional products to the customer, the initial impact during the first quarter and a portion of this quarter was to reduce the Company’s sales to the customer as the customer absorbed its safety stock of materials in its inventory. The Company saw sales return to anticipated levels in the last part of the second quarter.

The Company has also experienced delay in shipment of orders to the Navy Department as a result of its consolidation, and anticipates restoration of these shipments when the facilities are inspected. The inspection was to have occurred in the third quarter, but the funding issues associated with the government which caused forced days off to the persons who were to have completed the inspection delayed this. The inspection and approval is now anticipated to occur in the fourth quarter.

The Company has started shipment of the unique sealing product that it has developed in conjunction with one of the major manufacturers and its customer to fulfill specific customer needs. The product is presently under review by other manufacturers and has been approved by another major group. The product addresses current product offering technical shortfalls by increasing resistance to torque out and providing an optional self-sealing feature.

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

Sales to two customers totaled greater than 10% during 2013. The United States Department of Defense (“DOD”) represented approximately 17% of the Company’s total sales for the three and nine month periods ended September 30, 2013. PACCAR Inc represented approximately 16% and 13% of the Company’s total sales for the three and nine month period ended September 30, 2013. No other customer accounted for greater than 10% of the Company’s total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

The Company’s sales and gross profit this quarter were below the comparable period last year. This is largely a result of a failure for there to be a stronger recovery in the economy and reduction in certain potential sales due to the company’s inability to purchase certain products. The sales were further adversely impacted as a result of the Government sequester and shutdown The Company anticipates the economy will start showing increased growth in the last part of 2013, the defense related segments are anticipated to not show improvement and may exhibit further weakness as adjustment is made to the effects of reduced defense related funding.

Results from Operations for the nine and three months ending September 30, 2013

The Company’s revenues increased approximately 52% and decreased approximate (14)% or $6.9 and ($1.0) million for the nine and three months to $20.4 and $6.1 million from $13.5 and $7.2 million in the comparable period last year. The increase for the nine months is largely a result of the acquisition. The decrease in the three months is largely a result of a failure for there to be a stronger recovery in the economy and reduction in certain potential sales due to the Company’s inability to purchase certain products. The sales were further adversely impacted as a result of the Government sequester and shutdown The Company believes that its sales will start increasing in the upcoming months, but not until the middle part of the fourth quarter of 2013, based on discussions which it has had with customers.

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

The Company’s gross profit increased approximately 33% and decreased approximately (26)% or $1.3 and $0.6 million for the nine and three months to $5.3 and $1.6 million from $4.0 and $2.2 million in the comparable period last year. The increase for the nine months is largely a result of the acquisition. The decrease in the three months is the result of the slowing economy. The Company believes that its sales will start increasing in the upcoming months, but not until the middle part of the fourth quarter of 2013, based on discussions which it has had with customers.

The Company’s total operating expenses increased 35% and decreased approximately (12)% or $1.2 and ($0.2) million for the nine and three months to $4.7 and $1.5 million from $3.5 and $1.7 million in the comparable period last year. This is largely a result of the acquisition and costs associated with the acquisition.

The Company’s accounts receivable have decreased by approximately ($0.3) million to $2.6 million at September 30, 2013 from $3.0 million at December 31, 2012; this difference is due to mainly to sales and normal deviations in customer payments. The Company’s inventory has reduced approximately $1.2 million from December 31, 2012 to September 30, 2013; The Company’s inventory does not have any life limitations and is all available for sale.

In conjunction with its acquisition, the Company refinanced its operations. The refinancing included entering into a new $2.5 million term loan, due in May 2015. The Company previously had no long term debt. The term loan, which has interest paid currently, also started being amortized monthly in June 2013. Each of the 24 monthly payments is $104,200. Additionally, the Company entered into a new line of credit and has drawn funds to substantially provide financing for additional inventory acquisition and reduction in accounts payables. Accounts payable decreased by approximately $1.2 million to $2.4 million from $3.6 million at December 31, 2012.

During April 2013, our primary shareholder and CEO entered into a short term agreement to make a loan to the Company. The outstanding balance for the loan is approximately $0.535 million with a maturity date of October 14, 2013. The loan has been extended until April 15, 2014 The loan has a stated interest rate of 15%. These funds were used in order to satisfy certain vendor obligations. The loans are to be collateralized by certain inventory purchases to be held by the shareholder. The inventory will be available to be sold by the Company in the normal course of business. The specific inventory is segregated within the Company’s warehouse locations but must be maintained by the Company to meet its specific quality control procedures. All amounts borrowed by the Company are considered loans for accounting purposes and are repayable on demand from available operating funds. These loans are approved by the Company’s primary lender, Newstar.

The Company is presently attempting to refinance its debt.

Liquidity

The Company anticipates additional capital expenditures of approximately $0.25 million on plant and equipment as it brings all of its facilities on to the same enterprise software system.

During the third quarter of 2013, and still continuing, the Company has been seeking additional financing options through additional equity or debt at terms that are favorable to the Company.  The Company has been closely monitoring its current cash availability versus its cash needs.  The Company believes based on its current projections and assuming its current lender does not call the existing debt, it can maintain sufficient cash flow from its operations for the next 12 months. However, if the current lender calls the loan, the Company may be forced to try to obtain other financing at terms which could have an adverse effect to the Company as a whole.or may not be able to replace the current financing.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013 on or about October 17, 2013.  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act").  This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q.  Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.

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

Dated: November 14, 2013	PRECISION AEROSPACE COMPONENTS, INC.

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

