Form 10-K
period 2014-12-31
Precision Aerospace Components, Inc.
filed 2015-12-22
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 and December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-30185

Precision Aerospace Components, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

351 Camer Drive Bensalem, Pennsylvania	19020
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (215)-245-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock		OTC:BB; OTC:Pink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's second quarter 2014, $290,000

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as the latest practicable date: as of December 21, 2015: 99,501,998.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Pat II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

EXPLANATORY NOTE

Precision Aerospace Components, Inc. ("Precision", or the "Company", "we", "us" or "our") is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2013 and 2014 and the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014 (the "Comprehensive Form 10-K") as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company has regularly made filings through Current Reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is the Company's first annual periodic filing with the Securities and Exchange Commission (the "Commission") since the filing of its Annual Report on Form 10-K for the year ended December 31, 2012. Included in this Comprehensive Form 10-K are the Company's audited consolidated financial statements for the fiscal years ended December 31, 2013 and 2014, which have not been previously filed with the Commission. In addition, the Comprehensive Form 10-K also includes select, unaudited quarterly financial information of the Company for 2013 and 2014.

On January 16, 2015 (the "Effective Date"), the Company together with its wholly owned subsidiaries, Freundlich Supply Company, Inc. ("Freundlich"), Tiger-Tight Corp.("Tiger-Tight"), Aero-Missile Components, Inc.("Aero-Missile"), and Creative Assembly Systems, Inc. ("Creative Assembly"), entered into definitive agreements with Precision Group Holdings LLC ("PGH" or "Holdings") and C3 Capital Partners III L.P. ("C3") to effectuate a series of transactions to recapitalize the Company (the "Transactions"). As part of the Transactions, PGH and C3 collectively purchased 77,791,534 newly issued shares of restricted Common Stock of the Company and C3 was granted 8,000,000 newly issued shares of restricted Common Stock on the Effective Date collectively representing approximately 86.22% of the outstanding shares of Common Stock of the Company. Pursuant to the Transactions, the Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Upon the consummation of the Transactions, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company. Further details of the Transactions are contained within that Form 8-K filed by the Company on January 23, 2015.

Since the Effective Date, the business and operations of the Company have been under new majority ownership. The Comprehensive Form 10-K includes disclosure of material recent developments subsequent to December 31, 2014, including the Company's material events and developments that took place on the Effective Date and through the filing of this Comprehensive Form 10-K with the Commission. As part of its efforts to become current in its filing obligations under the Exchange Act, the Company is planning on filing its Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2015, June 30, 2015 and September 30, 2015 as soon as practicable.

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" relating to the Company which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company's competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks herein occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. BUSINESS

Organizational History

Precision Aerospace Components ("Precision Aerospace", "Precision" or the "Company") was previously known as Jordan 1 Holdings Company ("Jordan 1") and was incorporated in Delaware on December 28, 2005. Jordan 1 is the successor to Gasel Transportation Lines, Inc. ("Gasel"), a corporation that was organized under the laws of the State of Ohio on January 27, 1988.

Gasel was a trucking company that filed for bankruptcy in the Southern District of Ohio, Eastern Division, in May 2003. On December 12, 2005, a final plan of reorganization was approved by the court and the bankruptcy proceeding was dismissed.

On December 30, 2005, Gasel entered into a private sale of stock under a Stock Purchase Agreement with Venture Fund I, Inc., a Nevada corporation owned and controlled by accredited investor Ruth Shepley ("Shepley"), of Houston, Texas.

Subsequent to December 30, 2005, Jordan 1 did not engage in any business activity until July 20, 2006 when it entered into an exchange agreement (the "Exchange Agreement") pursuant to which the Company acquired all of the equity of Delaware Fastener Acquisition Corp., a Delaware corporation ("DFAC"), pursuant to an exchange agreement with the stockholders of DFAC. Contemporaneously, DFAC acquired the assets, subject to certain liabilities, of Freundlich Supply Company, Inc. ("Freundlich Supply") pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated May 24, 2006 among DFAC, Freundlich Supply, and Michael Freundlich. The purchase of the assets was financed by the proceeds from the sale by the Company of its securities pursuant to a securities purchase agreement (the "Securities Purchase Agreement"). As a result of the Exchange Agreement, DFAC became a wholly-owned subsidiary of the Company. Upon completion of the foregoing transactions, the Company changed its name to Precision Aerospace Components, Inc. and DFAC changed its name to Freundlich Supply Company, Inc. ("Freundlich"). On March 13, 2009, Precision formed Tiger-Tight Corp., a Delaware corporation, as a wholly-owned subsidiary to serve as the exclusive North American master distributor of the Tiger-Tight locking washer.

On March 25, 2012, Precision formed two-wholly owned subsidiaries, Apace Acquisition I, Inc., a Delaware corporation, and Apace Acquisition II, Inc., a Delaware corporation. On May 25, 2012, the Company acquired the assets and certain of the liabilities of Fastener Distribution and Marketing Company, Inc. ("FDMC"), which was comprised of two fastener distribution companies, Aero-Missile Components, Inc., a Pennsylvania corporation and Creative Assembly Systems, Inc., an Ohio corporation. Apace Acquisition I, Inc. acquired all of the assets of Aero-Missile Components, Inc. and subsequently changed its name to Aero-Missile Components, Inc. Apace Acquisition II, Inc. acquired all of the assets of Creative Assembly Systems, Inc. and subsequently changed its name to Creative Assembly Systems, Inc.

On January 16, 2015, PGH and C3 refinanced the outstanding debt of the Company and purchased approximately 77,791,534 newly issued shares of restricted Common Stock of the Company and C3 was granted 8,000,000 of restricted common stock of the Company, collectively representing approximately 86.22% of the outstanding shares of Common Stock of the Company. The Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Upon the additional issuance of common stock, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company.

Overview of Business

The Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.

The Company's operations are carried out through its wholly-owned distribution subsidiaries, Aero-Missile Components, Inc. ("Aero-Missile"), Freundlich Supply Company, Inc. ("Freundlich"),Creative Assembly Systems, Inc. ("Creative Assembly") and Tiger-Tight Corp. ("Tiger-Tight"). Aero-Missile and Freundlich both have stocking distributor relationships with a number of United States fastener manufacturers and sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense ("Department of Defense"). Creative Assembly Systems, Inc. Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Tiger-Tight was the exclusive North American master distributor of the Tiger-Tight locking washer.In the first quarter of 2015, the Company cancelled the master distribution agreement due to lack of sales. The Company will continue to evaluate opportunities to supply the product into production, but without the master distributor agreement.

The Company's products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

Industry Overview

The fastener distribution industry is highly fragmented. No one company holds a dominant position. This is primarily caused by the varied uses of fasteners and the size of the industry. Precision competes with the numerous fastener distributors which serve as authorized stocking distributors for one or more of the manufacturers in the Company's supplier base. Precision believes that the depth of its inventory represents a competitive advantage. As a stocking distributor, the Company has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers' projected needs. The demanding quality, inspection, tracking and re-inspection requirements, part certifications and customer qualifications imposed on distributors of aviation fasteners by major consumers create a barrier to entry.

Customers

In 2013 and 2014, the Company sold approximately 17% and 11% of its products to the Department of Defense, respectively. All of these products were sold for maintenance, repair and operations functions. Precision shipped to various government installations across the United States.

In 2013 and 2014, the Company sold approximately 17% and 21% of its products to PACCAR, Inc, respectively. All of these products were sold for manufacturing, repairs, and maintenance of trucks.

No other customers represented more than 10 percent of total sales in 2013 and 2014.

Competition

The fastener distribution industry as a whole is highly competitive and fragmented. In addition to competing against other distributors, the company believes it faces competition from end users creating their own supply chain management.

The company believes its competitive attributes are as follows:

•

The Company's quality system is certified to Rev. C, AS9120:2009 and ISO 9001:2008 quality measures. Since quality is an important measure of aerospace suppliers, the Company strives to maintain its quality system to the highest standards in the industry.

•

As an authorized stocking distributor for the premier domestic manufacturers, the Company is able to maintain relationships with customers not generally available to the industry. Manymanufacturers in the past several years have consolidated their network of authorized distributors.

•	As a certified government supplier, also known as "Qualified Supplier/List Distributor," ("QSLD")the Companyfaces less competition when quoting certain orders.

Government Regulation

The Fastener Quality Act ("FQA") and its implementing regulations issued by the United States Department of Commerce require certain distributors of fasteners to, among other things, maintain lot traceability for all of their products sold. This requires that companies like Precision keep their books and records for aerospace parts such that they can trace the origin of each item sold back to the manufacturer from which the item was purchased. The FQA imposes additional requirements on the manufacturers of the subject parts and on the users. Because of the demands of the industry, its customers, and its own quality systems, the Company maintains strict lot traceability for each item in its aerospace inventory, and has done so for many years.

Employees

As of December 31, 2013, the Company had 54 employees. As of December 31, 2014, the Company had 47 employees. As of June 30, 2015, the Company had 44 employees, of whom 3 were part-time. We believe our employee relations are very good.

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

Unless the Company can increase its investment in inventory and meet operational expenses with the existing sources of funds we have available, we may need access to additional financing to grow our sales. Such additional financing, whether from external sources or related parties, may not be available if needed or on favorable terms. Our inability to obtain adequate financing will adversely affect the Company's pace of business operations or could create liquidity and cash flow problems. This could be materially harmful to our business and may result in a lower stock price.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of key executives, employees and consultants. The loss of the services of a key executive, employee or consultant could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away fromoperational issues. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

There are inherent risks in contracting with the U.S. government, including risks that are uniqueto the defense industry. Changes in procurement policy, military hardware requirements, or Government budgets could have a material adverse effect on our business.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

C3, our subordinated lender, owns approximately 32% of the equity of the Company pursuant to the Transactions. C3 is entitled to a Board seat and other protections and rights. In the event of a default under the current loan agreements, technical or otherwise, C3 could choose to exercise those protections and rights to the detriment of other equity holders.

RISKS RELATING TO OUR COMMON STOCK

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board or OTC:Pink listing which would limit the ability of broker-dealers to sell our securities and the ability of stockholder to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board or OTC:Pink, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board or OTC:Pink. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board or OTC:Pink. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of December 21, 2015, the OTC Bulletin Board and OTC:Pink have not taken any action to remove the Company from their markets.

If the number of record holders of our common stock stays below 300, we may choose to terminate registration of our common stock and suspend our SEC reporting obligations limiting the ability of stockholder to sell their securities in the secondary market.

As of October 31, 2015, we have only 95 record holders of our common stock. We may choose to file a Form 15 with the SEC, which would suspend our SEC reporting obligations until the number of record holders of our common stock exceeded 300. Suspending our reporting obligations could adversely affect the liquidity and price of our common stock.

Our common stock may be affected by limited trading volume and the price of our shares may fluctuate significantly, which cumulatively may affect shareholders' ability to sell shares of our common stock

As of October 31, 2015, two shareholders Precision Group Holdings LLC and C3 Capital Partners III L.P collectively own 86.22% of our common stock and are currently restricted from selling their shares. In addition, pursuant to the Transactions, the Company is obligated to issue additional shares to PGH and C3, so as to give them a collective ownership of 98.1% of our common stock. There has been a limited public market for our common stock. A more active trading market for our common stock may not develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

Because we are currently subject to the "penny stock" rules, our investors may have difficulty in selling their shares of our common stock.

"Penny Stock" is shares of stock:

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

If our stock price continues to be less than $5.00 per share, our stock is currently subject to the SEC's penny stock rules, (Rule 3a51-1 promulgated under the Securities Exchange Act of 1934) which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Because of the speculative nature of penny stocks, Congress prohibited broker-dealers from effecting transactions in penny stocks unless they comply with the requirements of Section 15(h) of the Exchange Act and the rules thereunder. These SEC rules provide, among other things, that a broker-dealer must (1) approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction; (2) furnish the customer a disclosure document describing the risks of investing in penny stocks; (3) disclose to the customer the current market quotation, if any, for the penny stock; and (4) disclose to the customer the amount of compensation the firm and its broker will receive for the trade.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

ITEM 2. PROPERTIES

Our principal executive office and distribution center for Aero-Missile is located at 351 Camer Dr., Bensalem, Pennsylvania 19020. The space is leased on a month to month basis by the Company for approximately $7,800 per month. In total, the Company occupies six (6) locations ranging in size throughout the United States for use as warehouse space. All of the space we currently occupy is sufficient for our present and anticipated needs. We are currently in the process of negotiating long-term leases for some of our warehouses. Management expects no material change in lease expenses through 2016.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock currently trades on the OTC: BBand OTC: Pink under the trading symbol "PAOS".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2013as reported on the web site Nasdaq.com. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	PRICES
	HIGH	LOW
2013
First Quarter	$.50	$.21
Second Quarter	$.30	$.12
Third Quarter	$.25	$.15
Fourth Quarter	$.25	$.09

2014
First Quarter	$0.27	$0.14
Second Quarter	$0.17	$0.08
Third Quarter	$0.16	$0.10
Fourth Quarter	$0.16	$0.06

Pursuant to the Transactions, the majority of the holders of the Series A (1,400,000 shares authorized) and Series C Convertible Preferred Stock (4,825,000 shares authorized) agreed to amend the respective Statements of Designations to provide for the automatic conversion of the Series A and Series C shares at a ratio of 1.554 shares for each share of Preferred Stock. Pursuant to the Transaction, 1,336,703 outstanding shares of Series A were automatically converted into 2,077,236 shares of common stock and 4,608,675 outstanding shares of Series C were automatically converted into 7,161,879 shares of common stock. As of the date of this filing, there are no shares of Series A, Series B or Series C Convertible Preferred Stock outstanding.

As of December 31, 2014, the Company was authorized to issue 100,000,000 shares of common stock with a $0.001 par value. As of December 31, 2014, there were 92 qualified holders of record of the Company's common stock and 4,471,349 shares issued and outstanding on a fully diluted basis.Pursuant to the Transactions, the Company issued 85,791,534 common stock shares to PGH and C3 on January 16, 2015. As of October 31, 2015, there were shares 95 holders of record of the Company's common stock and 99,501,998 shares issued and outstanding. In addition, the Company is obligated to increase the number of authorized shares to 800,000,000 shares of common stock with a $0.001 par value and issue additional shares of common stock to PGH and C3 so as to give them collective ownership of 98.1% of the outstanding shares of common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of the Company's or management's beliefs, expectations, goals and plans.These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

A description of the Company's operations and marketplace is contained in Section 1 of this report.

Liquidity and Capital Resources

Newstar Loan

During 2012, in conjunction with its acquisition of the assets within Aero-Missile and Creative Assembly, the Company recapitalized its existing debt and paid for the acquisition with a new credit facility (the "Newstar Facility") consisting of a $2.5 million term loan (the "NewStar Term Loan") and a $10 million revolving loan (the "Newstar Revolving Loan") arranged and administered by Newstar Business Credit, LLC ("Newstar"). Borrowings under the Newstar Facility were governed by that Loan and Security Agreement by and between Precision Aerospace Components, Inc., as Parent and an Obligor, Freundlich Supply Company, Inc, Tiger-Tight Corp., Apace Acquisition I, Inc., Apace Acquisition II, Inc. as Borrowers, Newstar Business Credit, LLC, as Administrative Agent, and the Lenders from time to time party hereto dated as of May 25, 2012 (the "Newstar Credit Agreement"). On May 25, 2012, Apace Acquisition I, Inc. changed its name to Aero-Missile Components, Inc. and Apace Acquisition II, Inc changed its name to Creative Assembly Systems, Inc.

Borrowings under the Newstar Credit Agreement bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, or (ii) adjusted one-month LIBOR, plus 3.5%. The interest margin for each such type of borrowing varied from 1.50% to 7.60%, depending on the Company's Fixed Charge Coverage Ratio. At the end of 2013 and 2014, the interest rate on the Newstar Term Loan was 9.1% and 11.1%, respectively. On the Newstar Revolving Loan the interest rate was 5% and 8%, respectively.

The Newstar Credit Agreement allowed for draws up to $10,000,000 against eligible assets on the Newstar Revolving Loan. The Newstar Credit Agreement allowed for draws of up to eighty-five (85) percent of eligible accounts receivable or to eighty-five (85) percent of eligible inventory up to a maximum inventory advance amount of six million five hundred thousand dollars ($6,500,000) on the Newstar Revolving Loan; however the outstanding amount against eligible inventory was initially further limited to, an amount equal to 1.957 times the amount which can be drawn against the eligible accounts receivable. Eligible accounts receivable were, generally, those domestic accounts not outstanding for more than ninety (90) days or, for government accounts one hundred twenty (120) days and eligible inventory is inventory as determined by the bank, presently the net orderly liquidation value as determined by the bank. The balance of the Newstar Revolving Loan was secured by a first lien position on all of the Company's assets. The Newstar Revolving Loan balance bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 1.50% to 2.00%, or (ii) adjusted one-month LIBOR but not less than 1.5%, plus a margin of 3.00% to 3.50%. The interest margin for each such type of borrowing varies depending on the Company's Fixed Charge Coverage Ratio. The facility was due May 25, 2015.

The principal amount of the $2,500,000 Newstar Term Loan was payable in 24 monthly installments of approximately $104,200, beginning on June 1, 2013, subject to acceleration upon an event of default. The outstanding principal amount of any borrowings under the Newstar Revolving Loan was originally due and payable on May 25, 2015, subject to an earlier maturity date upon an event of default.

As of December 31, 2014, approximately $7,873,994 was outstanding, of which $729,166 was the term loan, at a weighted interest rate of 8.30%. As of December 31, 2013, approximately $7,390,667 was outstanding, of which $1,770,834 was the term loan, at a weighted interest rate of 6.3%. All Newstar debt was due May 25, 2015.

The Newstar Credit Agreement contained usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

The Newstar Credit Agreement contained certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; and (iii) a required minimum consolidated adjusted EBITDA. The obligations of the Company and its subsidiaries under the Newstar Credit Agreement were secured by liens on and security interests in all or substantially all assets of the Company and its subsidiaries, including a pledge of 100% of the subsidiaries of the Company.

The Company violated several financial covenants under the Newstar Credit Agreement after the acquisition of Aero-Missile and Creative Assembly. The Newstar Credit Agreement was amended on July 27, 2012, approximately two months after its acquisition of Aero-Missile and Creative Assembly. Between May 25, 2012 and December 31, 2014, the Newstar Credit Agreement was amended thirteen (13) times.

On May 1, 2014, pursuant to the eighth amendment to the Newstar Credit Agreement, Newstar required the Company to engage an investment bank to explore strategic alternatives. Up until this point, the Company's leadership and board of directors failed to attract any capital or provide any long term solutions to the Company's status of default. The Company retained Variant Capital Advisors ("Variant") on May 13, 2014 as the Company's investment bank. Pursuant to the engagement letter executed between the Company and Variant, the Company, starting in June 2014 owed Variant a retainer of $10,000 per month. The retainer fee was never paid and accrued monthly. In addition, Variant was owed a transaction fee equal to 5% of the value of any recapitalization or refinancing transaction. On January 16, 2015, the Company and Variant agreed to a liquidated transaction fee of $400,000 for all amounts due to Variant under the engagement letter, payable over several months. As of August 31, 2015, the Company has paid the entire $400,000 due to Variant.

On August 17, 2014, the Company executed a letter of intent with Polymathes Capital. Pursuant to the letter of intent, Polymathes Capital agreed that its affiliate, Precision Group Holdings LLC would be the stalking horse bidder in a potential sale of the assets of the Company under Article 9 of the Uniform Commercial Code.

On January 7, 2015, the entire Newstar Facility was sold to Banyan Crest Capital LLC ("Banyan"). As of January 7, 2015, the aggregate balance of the Newstar Facility was $7,780,824. Immediately upon acquiring the Newstar Facility, Banyan issued Article 9 foreclosure notices. See section below "Banyan Crest Capital." On January 16, 2015, PGH and C3 re-financed the Company's defaulted loan and injected additional funds for working capital. See section below "Emergency Refinancing."

Banyan Crest Capital LLC

On January 5, 2015, Banyan acquired the Newstar Facility with an aggregate balance of $7,780,824. Newstar resigned as administrative agent for the Newstar Facility and Banyan assumed the role as administrative agent of the Newstar Facility on January 7. On January 7, 2015 Banyan mailed a notice of foreclosure to the Company pursuant to Article 9 of the Uniform Commercial Code. The foreclosure sale was scheduled for January 17, 2015. On January 16, 2015, the Company paid the entire balance of the Newstar Facility to Banyan.

Emergency Refinancing

On or about January 10, 2015, the Company contacted Polymathes Capital about avoiding the foreclosure sale scheduled for January 17, 2015. On January 16, 2015 (the "Effective Date"), the Company together with all of its wholly owned subsidiaries, entered into definitive agreements with Precision Group Holdings LLC ("PGH") and C3 Capital Partners III L.P. ("C3") to effectuate a series of transactions to recapitalize the Company (the "Transactions" or the "Emergency Refinancing"). As part of the Transactions, on the Effective Date, PGH and C3 purchased 77,791,534 newly issued shares of restricted Common Stock of the Company for $431,923. In addition, C3 was granted 8,000,000 newly issued shares of restricted Common Stock of the Company in consideration for providing two loans to the Company in the aggregate amount of $9,000,000. The newly issued shares collectively represent approximately 86.22% of the outstanding shares of Common Stock of the Company. Pursuant to the Transactions, the Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue an additional grant of equity to C3 of 51,825,111 shares of Common Stock and sell an additional 595,988,880 shares of Common Stock to PGH and C3 for a total purchase price of $68,257. Upon the consummation of the Transactions, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company. The Company anticipates increasing its authorized shares shortly after the filing of this comprehensive Form 10-K with the Securities and Exchange Commission.

On the Effective Date, the Company paid $250,000 due and payable on that certain outstanding debt (the "Prince Note") with Andrew Prince, former president and chief executive officer and current director of the Company. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company will pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $30,000,000 for calendar year 2015, the Company will make a one-time payment of $130,000 for interest recoupment. If aggregate gross sales do not exceed $30,000,000 for calendar year 2015 but exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. As of October 31, 2015, the Prince Note had a principal balance of $149,900.

Management believes that the company has appropriate liquidity to continue operations for at least twelve months.

Securities Purchase Agreement

On the Effective Date, the Company and its Subsidiaries entered into a Securities Purchase Agreement (the "Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 ("Note A"), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 ("Note B"), and (3) 8 million shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company will issue an additional number of shares of unregistered Common Stock to C3 at the Second Closing that, together with the initial issuance of 8 million shares, will cause C3 to have received 8% of the total Common Stock of Precision after the Second Closing (collectively, the "Granted Equity"). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (see below) (the "Purchased Equity").The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note A will accrue at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. If Note A principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 5% of the amount prepaid until the first anniversary of Note A, (2) 4% of the amount prepaid after the first anniversary until the second anniversary of Note A, (3) 3% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note A, (4) 2% of the amount prepaid after third anniversary of Note A until the fourth anniversary of Note A, and (5) 1% of the amount prepaid after the fourth anniversary of Note A until the Maturity Date. Note A is secured against all of the assets of the Company and its Subsidiaries.

Note B will accrue at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. If Note B principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 3% of the amount prepaid until the first anniversary of Note B, (2) 2% of the amount prepaid after the first anniversary until the second anniversary of Note B, and (3) 1% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note B. Note B is secured against all of the assets of the Company and its Subsidiaries.

On the Effective Date, the Company paid the full amounts due under that Loan and Security Agreement, originally dated as of May 25, 2012, as amended from time to time, among the Company and its Subsidiaries, the lenders from time to time a party to the Agreement, and Newstar Business Credit, LLC, as administrative agent. The Company also partially repaid amounts due and payable on certain outstanding debt with Andrew Prince, former president and chief executive officer and current director of the Companyand entered into an amended note with a reduced outstanding balance of $285,000 with an interest rate of one-half percent (0.50%). Beginning in February 2015, the Company will pay 0.7% of its aggregate gross sales on the note until the note is repaid. Upon reaching certain target aggregate gross sale amounts during the calendar year 2015 or 2016, the Company will make a one-time payment of $130,000 for interest recoupment.

Under the Securities Purchase Agreement, so long as Note A remains outstanding, C3 will have the right to control the Company's board of directors, which will be limited to no more than five (5) members during this time. Once Note A is paid in full and for so long as Note B remains outstanding, C3 will have the right to elect and control one (1) member seat of the Company's board.

The Company has granted C3 a put right under the Securities Purchase Agreement for the Common Stock C3 has received (whether by purchase or grant) at any time after the earlier to occur of (1) the fifth (5th ) anniversary of the closing of the Securities Purchase Agreement for Common Stock (for Granted Equity), (2) the seventh (7th) anniversary of the closing of the Securities Purchase Agreement (for Purchased Equity), (3) payment in full of the amounts owed under Note A and Note B, or (4) upon an Event of Default, as defined in the Securities Purchase Agreement. The put right may be exercised by C3 for all or a portion of the Common Stock at an agreed upon valuation of the Company.

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lien on all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) non-compete agreements with certain executive officers of the Company, and (4) the assignment to C3 of key-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.5 to 1, and a net debt to EBITDA ratio of 3 to 1 for the year of 2015, dropping to 2.75 to 1 for the year 2016. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of November 30, 2015 the Company was in compliance with its financial covenants. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

In conjunction with the Securities Purchase Agreement, the parties entered into other Transaction Agreements on the Effective Date, including a Security Agreement and Subordination Agreement, whereby (1) C3 was granted a security interest in all existing and future property of the Company and its Subsidiaries to secure the performance by the Company and its Subsidiaries of their Obligations under the Securities Purchase Agreement and (2) all current and future debt owed to certain of the Company creditors became subordinate and subject in right and time of payment to the prior payment in full of all current and future indebtedness owed to C3.

Stock Purchase Agreement

On the Effective Date, concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Stock Purchase Agreement by and among Andrew S. Prince, Donald Barger, and David Walters (the "Precision Shareholders"), and C3 and Holdings (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, Holdings and C3 agreed to purchase a total of 673,780,414 restricted shares of Common Stock for an aggregate purchase price of $500,000 in two installments. The First Closing occurred on the Effective Date resulting in an issuance of 21,003,714 shares of restricted Common Stock to C3 for a purchase price of $116,571 and 56,787,820 shares of restricted Common Stock to Holdings for a purchase price of $315,172. The Second Closing is to occur between 20 and 22 calendar days from the date the necessary disclosures are distributed to Company shareholders in connection with the Certificate Amendment (described below). Upon the Second Closing, the Company shall issue the number of shares of restricted Common Stock to C3 and Holdings to cause C3 and Holdings to collectively own 90.1% of the outstanding shares of Common Stock on a fully diluted basis for a purchase price equal to $68,257. The issuance and sale of the restricted shares of Common Stock in each installment was, or will be in the case of the second installment, a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

In order to effect the second installment of restricted Common Stock, the Company must amend its certificate of incorporation ("Certificate Amendment") to increase the authorized shares of Common Stock from 100,000,000 shares to 800,000,000 shares. The Certificate Amendment was approved by the Company's Shareholders on the Effective Date and will become effective immediately prior to the Second Closing after the necessary information statement is filed with the SEC pursuant to Section 14(c) of the Exchange Act and distributed to Company shareholders.

Pursuant to the Stock Purchase Agreement, Messrs. Alex Kreger and David Walters submitted their resignations to the Company's board of directors, prior to or upon the First Closing. C3 and Holdings designated and the board of directors appointed Messrs. John Wachter and William Golden to the Company's board of directors, effective upon the First Closing. Once the necessary disclosures under Section 14(f) of the Exchange Act are filed and distributed to the Company's Shareholders, Mr. Donald Barger will tender his resignation from the Company's board of directors. C3 and Holdings may appoint one or more additional directors thereafter.

The Company has agreed to indemnify C3 and Holdings for all damages, costs, obligations, liabilities, losses, expenses, and fees arising out of a breach of any of the Company's representations, warranties, covenants, or other agreements contained in the Stock Purchase Agreement.

The Stock Purchase Agreement also contains customary covenants, representations and warranties of the parties.

Shareholder Agreement

On January 16, 2015, the Company, Holdings, and C3 entered into a Shareholder Agreement setting forth the relative rights of the parties with regard to, among other things, the transfer or other disposition of securities of the Company, capital calls, and the governance of the Company. Under the Shareholder Agreement, C3 and Holdings may transfer shares subject to certain rights of first refusal, and tag along-take along rights of the other shareholder. C3 will be permitted to elect one (1) director of the Company and each of its subsidiaries for so long as C3 owns shares of Common Stock and allowed to designate two (2) observers to attend all meetings of the Company's board of directors and one (1) observer for each of the Company's subsidiaries. Certain Company actions including, amongst others, amendments to the Company's organizational documents, bankruptcy filings or other similar liquidation events, the redemption or repurchase of shares of Common Stock, the payment of dividends or other distributions, the issuance of additional shares of Common Stock, incurring indebtedness in excess of $100,000 or entering into a transaction with Company affiliates will require C3's prior written consent.

Management Services Agreement

On January 16, 2015, the Company and Polymathes Capital, LLC, an affiliate of Holdings, ("Consultant"), entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. The consulting fee is $100,000 per annum, payable in monthly increments.

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7.5 million (the "WBCC Revolving Loan") by entering into a Credit Agreement (the "WBCC Credit Agreement") with Webster Business Credit Corporation, as Lender ("WBCC"). The Company's wholly owned subsidiaries, Freundlich Supply Company, Inc., Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems serve as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan may be used to finance working capital and other general corporate purposes.

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. in the amount of $5,500,000 on January 16, 2015. A principal balance of $500,000 remains on Note A. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty, of which $125,000 was paid to C3 on August 25, 2015. The remaining $125,000 is due in installments during the fourth quarter of 2015.

Borrowings under the WBCC Credit Agreement bear interest, at the Company's election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%.

Borrowings under the WBCC Credit Agreement are senior to Note A and Note B.

The outstanding principal amount of any borrowings under the WBCC Revolving Loan will be due and payable on August 25, 2018, subject to an earlier maturity date upon an event of default.

The WBCC Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

The WBCC Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. As of November 30, 2015, the Company is in compliance with its covenants.

The obligations of the Company and its Subsidiaries under the WBCC Credit Agreement are secured by liens and security interests on all assets of the Company and its Subsidiaries, including a pledge of 100% of the equity of the Subsidiaries.

Under the WBCC Credit Agreement, the Company is dependent upon its line of credit to maintain appropriate liquidity. All of the Company's cash flow from operations is required to be swept to its line of credit. The availability from its line is dependent upon accounts receivable and inventory.

The Company, historically, has not had a need to make major capital investments. The Company does not anticipate any other material capital equipment investments.

Under the WBCC Credit Agreement, the Company's interest rate for the WBCC Revolving Loan is linked to indices. Changes in the indices could cause an increase in interest expense. The Company's interest rate on Note A and Note B with C3 is fixed and not linked to indices.

Results of Operations

During 2013 and 2014, the Company sales were essentially flat year over year, but compared to 2012 sales were up approximately 30%. The main driver of sales since 2012 has been related to the growth in our heavy truck market. While there has been activity in the aerospace market, our sales to the Department of Defense have continued to show weakness.

In both 2013 and 2014, the Company experienced normal lead times for product deliveries. While the Company believes that its supply chain will continue to operate without major interruption, the Company's management periodically assess each supplier.

For the years 2013 and 2014, the Company has recorded several impairments and write downs. The bulk of these are outlined below in the sections "Impairment of Intangible Assets" and "Inventory Reserve for Obsolescence."

Gross profit margins, after accounting for inventory reserves and write-offs were 13% and 23.6% for years 2013 and 2014, respectively. Operating expenses were essentially flat year over year. Interest cost was up 3.1%, as a result of high effective rates due to the Company's default status.

Impairment of Intangible Assets

As of December 31, 2012, there was $294,633 of carrying value of intangible assets. The intangible asset being considered for impairment was the value assigned to customer relationships obtained during the 2012 transaction. The circumstances surrounding the Emergency Refinancing forced management to consider the value of any asset related to the 2012 transaction, in which the Company acquired the assets of FDMC. It was determined that future cash flow and viability of the Company was solely dependent on new ownership. Absent new ownership, the Company would have been unable to recognize the value of these relationships,based on management analysis, these were written down to zero in 2013.

Inventory Reserve for Obsolescence

In 2013, the Company increased their inventory reserve in the amount of approximately $2,900,000. In 2014, the Company increased their inventory reserve in the amount of approximately $900,000. The Company has adopted an inventory reserve methodology that factors age of a part in relation to value. The Company believes that the longer that a part sits on the shelf; the likelihood that it will not ever sell is increasing.

The results of the Company's operations in 2014 and 2013 show losses before provision for income taxes of approximately($527,000) and ($3,747,000). Approximately, $900,000 in 2014 and $3,467,000 in 2013 are the result of one time charges and inventory reserves. The Company wrote off inventory of approximately $19,000 in 2014 and $615,000 in 2013. As a result of the Emergency Re-Financing in January 2015, the Company incurred additional one-time expenses that will have a negative impact on the Company's net income for the year 2015.

Interest expense in 2014 and 2013 was $927,253 and $898,487, respectively. Fees paid to Newstar in 2014 and 2013 were $318,411 and $178,326, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected.

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

The following are the Company's accounting policies:

•

Inventory - Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. Inventory consists of finished goods for resale at year end 2013 and 2014. Information on inventory reserves can be found in the notes to the consolidated financials.

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

•

Income Taxes - In the preparation of consolidated financial statements, the Company estimates anticipated income taxes. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters. The Company's tax returns are subject to audit and local taxing authorities that could challenge the company's tax positions. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

•

Impairments - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When it becomes apparent that indicators such as a significant decrease in the market value of the long-lived asset group or if material differences between operating results and the Company's forecasted expectations occur, then an impairment analysis is performed. If indicators arise, an initial determination of recoverability is performed based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition compared with the carrying value. If the carrying value of the asset group exceeds the undiscounted cash flows, a measurement of an impairment loss for long-lived assets is performed. The impairment charge is the excess of the carrying value of the asset group over the fair value, as determined utilizing appropriate valuation techniques.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

PRECISION AEROSPACE COMPONENTS, INC. AND SUBISDIARES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Precision Aerospace Components, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Precision Aerospace Components, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2014. Precision Aerospace Components, Inc. and subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Aerospace Components, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

Marlton, New Jersey

December 22, 2015

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$65,613	$68,778
Accounts receivable (net of allowance for doubtful accounts of $129,357 and $71,697 as of December 31, 2014 and 2013 respectively)	1,920,249	1,990,080
Inventories (net of reserve for obsolesence of $4,133,189 and $3,252,193 as of December 31, 2014 and 2013 respectively)	9,639,107	8,921,005
Other current assets	200,890	158,050

Total current assets	11,825,859	11,137,913

Property and equipment - net	38,065	54,138

Other assets:
Restricted cash - escrow	-	500,085
Other assets	7,298	6,569

Total other assets	7,298	506,654

Total assets	$11,871,222	$11,698,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$3,922,641	$3,208,845
Current portion of term loan	729,167	1,250,000
Income taxes payable	80,807	-
Loan from shareholder	535,000	535,000
Line of credit	7,144,827	5,619,833
Total current liabilities	12,412,442	10,613,678

Long-term liabilities:
Escrow payable	-	500,085
Long-term debt net of current portion	-	520,834

Total liabilities	12,412,442	11,634,597

Stockholders' equity (deficiency):

Preferred Stock A $.001 par value; 1,400,000 shares authorized at December 31, 2014 and 2013; 1,336,703 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $982,477)	1,337	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized 0 shares issued and outstanding	-	-
Preferred Stock C $.001 par value; 4,825,000 shares authorized at December 31, 2014 and 2013; 4,608,675 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $3,387,376)	4,608	4,608
Common stock, $.001 par value; 100,000,000 shares authorized at December 31, 2014 and 2013; 4,471,349 and 4,282,849 shares issued and outstanding, respectively	4,472	4,283
Additional paid-in capital	11,507,209	11,491,901
Accumulated deficit	(12,058,846)	(11,438,021)

Total stockholders' equity (deficiency)	(541,220)	64,108

Total liabilities and stockholders' equity (deficiency)	$11,871,222	$11,698,705

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Net revenue	$26,326,124	$25,750,205

Cost of goods sold	20,138,350	22,405,643

Gross profit	6,187,774	3,344,562

Operating expenses:
General and administrative expenses	5,280,519	5,507,037
Professional and consulting fees	489,067	240,799
Depreciation and amortization	18,107	57,449
Total operating expenses	5,787,693	5,805,285

Income (loss) before other income (expense)	400,081	(2,460,723)

Other incone (expense)
Interest expense - net	(927,253)	(898,487)
Impairment loss	-	(388,075)
	(927,253)	(1,286,562)

Loss before provision for income taxes	(527,172)	(3,747,285)

Provision for income taxes	(93,653)	(694,914)

Net loss applicable to common stockholders	$(620,825)	$(4,442,199)
Net loss per share applicable to common
stockholders basic and diluted	(0.14)	(1.07)
Weighted average shares outstanding basic and diluted	4,388,746	4,163,161

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock-Series A		Preferred Stock-Series C		Common Stock		Additional Paid-in Capital	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		(Deficit)	Total

Balance, December 31, 2012	1,336,703	$1,337	4,608,675	$4,608	4,009,349	$4,009	$11,450,862	$(6,995,822)	$4,464,994

Stock issued for compensation	-	-	-	-	273,500	274	41,039	-	41,313

Net loss	-	-	-	-	-	-	-	(4,442,199)	(4,442,199)

Balance, December 31, 2013	1,336,703	$1,337	4,608,675	$4,608	4,282,849	$4,283	$11,491,901	$(11,438,021)	$64,108

Stock issued for compensation	-	-	-	-	188,500	189	15,308	-	15,497

Net loss	-	-	-	-	-	-	-	(620,825)	(620,825)

Balance, December 31, 2014	1,336,703	$1,337	4,608,675	$4,608	4,471,349	$4,472	$11,507,209	$(12,058,846)	$(541,220)

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(620,825)	$(4,442,199)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	18,107	57,449
Stock based compensation	15,497	41,313
Inventory writedown and reserve	899,599	3,467,576
Change in allowance for doubtful accounts	57,840	-
Deferred income taxes	-	606,200
Impairment of assets	-	388,075
Changes in assets and liabilities:
Decrease in accounts receivable	11,991	924,779
Decrease (Increase) in inventory	(1,617,701)	522,176
Decrease (Increase) in prepaid expenses	(42,840)	207,989
Decrease in deposits	-	24,700
(Increase) in prepaid income taxes and income taxes receivable	-	113,197
Increase in taxes payable	80,807	-
Decrease (Increase) in other assets	(729)	15,862
Increase (Decrease) in accounts payable and accrued expenses	713,796	(377,334)
Increase (Decrease) in accrued restructing expenses	-	(229,441)
Net cash (used in) provided by operating activities	(484,458)	1,320,342
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,034)	(34,966)
Net cash used in investing activities	(2,034)	(34,966)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit - Newstar	483,327	-
Net payments on long term debt	-	(729,166)
Payment of line of credit	-	(1,482,954)
Net proceeds from shareholder	-	535,000
Net cash provided (used in) in financing activities	483,327	(1,677,120)
DECREASE IN CASH	(3,165)	(391,744)

CASH - BEGINNING OF PERIOD	68,778	460,522

CASH - END OF PERIOD	$65,613	$68,778

Cash paid during the period for:
Interest	$663,071	$848,248
Income taxes	$52,922	$87,972

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1. SUMMARY OF BUSINESS

Precision Aerospace Components, Inc. and Subsidiaries (the "Company") distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.

The Company's operations are carried out through its wholly-owned distribution subsidiaries Aero-Missile Components, Inc. ("Aero-Missile") and Freundlich Supply Company, Inc. ("Freundlich"), both of whom have Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense ("Department of Defense"). Creative Assembly Systems, Inc. ("Creative Assembly") is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Tiger-Tight Corp. ("Tiger-Tight") was the exclusive North American master distributor of the Tiger-Tight locking washer. The Company cancelled the master distribution agreement due to lack of sales in the first quarter of 2015.

The Company's products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

On May 25, 2012, the Company acquired the assets of Fastener Distribution and Marketing Company, Inc., which included Aero-Missile and Creative Assembly. The Company paid for the acquisition with a new credit facility consisting of a $2.5 million term loan and a $10 million revolving loan with Newstar Business Credit, LLC.

On January 16, 2015, Precision Group Holdings LLC ("PGH") and C3 Capital Partners III, L.P. ("C3") refinanced the outstanding debt of the Company and purchased approximately 85,791,534 newly issued shares of restricted Common Stock of the Company representing approximately 86.22% of the outstanding shares of Common Stock of the Company. The Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Upon the additional issuance of common stock subsequent to the filing of this annual report on Form 10-K, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, the Company carries an allowance for doubtful accounts of approximately $129,357 and $71,697 as of December 31, 2014 and 2013. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of December 31, 2014 and 2013 the inventory reserve was $4,133,189 and $3,252,193, respectively. For the years 2014 and 2013, the Company wrote off $18,603 and $615,563 of inventory, respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. At the end of 2014, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Income Taxes

The Company provides for income taxes under ASC Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and deferred compensation.

ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2014 and 2013, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue when product is shipped or when it is received by the customer, depending on the contractual terms.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Shipping Costs

Shipping costs relating to sales were approximately $103,000 and $80,000 for the years ended December 31, 2014 and 2013, respectively, and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company's assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been issued but not yet implemented that the Company believes will materially impact the financial statements.

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

Stock based compensation policy

During the years 2014 and 2013 issued shares to employees, and in a limited instance to a third party, as compensation for work performed.

The Company accounts for stock-based awards to recipients in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, to be measured and recognized in the financial statements based on a grant date fair value.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Goodwill and Other Intangible Assets

Financial Accounting Standards Board ("FASB") Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets" addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company tests for impairment on an annual basis or when indications of impairment have occurred. During 2013 the Company performed an analysis and impaired $388,075 of intangible and other assets as of December 31, 2013. This amount was the unamortized value of our intangible assets that occurred as a result of the 2012 transaction, in which the Company acquired the assets of FDMC.

Long Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When it becomes apparent that indicators such as a significant decrease in the market value of the long-lived asset group or if material differences between operating results and the Company's forecasted expectations occur, then an impairment analysis is performed.

If indicators arise, an initial determination of recoverability is performed based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition compared with the carrying value. If the carrying value of the asset group exceeds the undiscounted cash flows, a measurement of an impairment loss for long-lived assets is performed. The impairment charge is the excess of the carrying value of the asset group over the fair value, as determined utilizing appropriate valuation techniques.

Concentration of Credit Risk

Sales to two customers totaled greater than 10% during 2014 and 2013. The United States Department of Defense ("DOD") represented approximately 11% and 17% of the Company's total sales for the years ending December 31, 2014 and 2013, respectively. PACCAR Inc represented approximately 21% and 17% of the Company's total sales for the years ending December 31, 2014 and 2013, respectively. No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Concentration of Suppliers

The Company's top twenty suppliers represent approximately 66% of product distributed. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 35% of product distributed. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

3. RESTRUCTURING AND REFINANCING COSTS

During 2014 and 2013, the Company attempted to refinance the Newstar Facility, as well as raise additional capital to provide the Company financial stability. Accrued restructuring costs in the amount of $16,546 were reversed during the year ended December 31, 2013.

Due Diligence Expenses

In 2014 and 2013, in an attempt to refinance the Newstar Facility and raise additional capital, the Company spent approximately $105,000 and $111,000 for the years ending December 31, 2014 and 2013 respectively for due diligence expenses for potential lenders.

Variant Capital

Pursuant to certain requirements contained in the Eighth Amendment to the Newstar Facility, the Company retained Variant on May 13, 2014 as the Company's investment bank. Pursuant to the engagement letter executed between the Company and Variant, the Company, starting in June 2014 owed Variant a retainer of $10,000 per month. In addition, Variant was owed a transaction fee equal to 5% of the value of any recapitalization or refinancing transaction.

4. TERM LOAN AND LINE OF CREDIT

Term Loan

On May 25, 2012, in conjunction with the closing of the FDMC Acquisition, the Company entered into the$2.5 million Newstar Term Loan, with payments of interest only during the first year. The principal amount of the Newstar Term Loan was intended to be amortized over the last two years of the loan. The NewstarTerm Loan bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 5.60% to 6.10% or (ii) adjusted one-month LIBOR, but not less than 1.5%, plus a margin of 7.10% to 7.60%. The interest margin for each such type of borrowing varies depending on the Company's Fixed Charge Coverage Ratio.

As of December 31, 2014, $729,166 was outstanding at an interest rate of 11.1%.

As of December 31, 2013, $1,770,834 was outstanding at an interest rate of 9.1%.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Revolving Funding Facility

During the years of 2014 and 2013, the Company had a revolving funding facility with Newstar pursuant to which it could draw up to $10,000,000 against eligible assets. The facility allowed for draws of up to eighty-five (85) percent of eligible accounts receivable or to eighty-five (85) percent of eligible inventory up to a maximum inventory advance amount of six million five hundred thousand dollars ($6,500,000); however the outstanding amount against eligible inventory was further limited to, an amount equal to 2.015 times the amount which could be drawn against the eligible accounts receivable. Eligible accounts receivable were, generally, those domestic accounts not outstanding for more than ninety (90) days or, for government accounts one hundred twenty (120) days and eligible inventory was inventory as determined by Newstar. Newstar used the net orderly liquidation value of the inventory as its determinant of the value of eligible inventory. The loan balance was secured by a first lien position on all of the Company's assets. The loan balance bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 1.50% to 2.00%, or (ii) adjusted one-month LIBOR but not less than 1.5%, plus a margin of 3.00% to 3.50%. The interest margin for each such type of borrowing varied depending on the Company's Fixed Charge Coverage Ratio. The facility was due May 25, 2015. The Facility was first amended on July 27, 2012. Subsequent amendments occurred on September 28, 2012 (Second Amendment), March 27, 2013 (Third Amendment), April 26, 2013 (Fourth Amendment), August 6, 2013 (Fifth Amendment), January 13, 2014 (Sixth Amendment), March 18, 2014 (Seventh Amendment), May 1, 2014 (Eighth Amendment), July 7, 2014 (Ninth Amendment), October 1, 2014 (Tenth Amendment), and October 28, 2014 (Eleventh Amendment).

As of December 31, 2014, approximately $7,144,827 was outstanding at an interest rate of 8%.

As of December 31, 2013, approximately $5,619,833 was outstanding at an interest rate of 5%.

On January 5, 2014, Newstar sold the Newstar Facility to Banyan Crest Capital LLC ("Banyan"). Immediately preceding the sale of the Newstar Facility, Banyan Crest Capital LLC become the administrative agent. On January 7, 2015, Banyan mailed a notice of foreclosure pursuant to Article 9 of the Uniform Commercial Code. On January 16, 2015, the Company paid Banyan the full amount due under the Newstar Revolving Funding Facility and the Newstar term loan. As a result of the payoff the foreclosure auction was cancelled.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has six facilities, which are primarily office and warehouse space. These facilities are all leased under operating leases, that are either month-to-month or less than one year in duration. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.

Litigation

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Employment Agreements

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months' salary. During the years 2014 and 2013, Andrew Prince earned approximately $210,000. On January 16, 2015, Andrew Prince resigned as President and Chief Executive Officer. In consideration for his resignation without termination payments, the Company entered into a two-year financial consulting agreement with Mr. Prince that entitles him to a minimum of $100,000 in consulting fees payable by January 16, 2017.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

6. INTANGIBLE ASSESTS

As of December 31, 2014 and 2013 intangible assets consist of the following:

	Customer	Closing
	Relationships	Costs	Total
Balance at Jan. 1, 2013	$311,000	$74,910	$385,910
Accumulated amortization	(43,645)	(49,940)	(93,585)
Impairment	(267,355)	(24,970)	(292,325)
Balance at Dec. 31, 2013	$-	$-	$-

7. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision are as follows:

	For the years ended December 31,
	2014	2013
Current income tax
Federal	$-	$58,495
State	93,653	30,219
City	-	-
Total Current income tax	93,653	88,714

Non current income tax
Federal	-	606,200
State	-	-
City	-	-
Total non current income tax	-	606,200

Total income tax	$93,653	$694,914

The Company has an accumulated deficit of approximately $12.0 million and there are approximately $1,308,500 and $1,046,800 of net operating losses available to be used against Federal and state taxable income, respectively, which will be limited based on 382 limitations for change in control.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2014	2013

Expected federal statutory rate	(34.00)%	(34.00)%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	17.8%	.8%
Permanent difference	4.7%	0%
Change in valuation allowance	25.8%	48.8%
Other	3.5%	2.9%
Effective income tax rate	17.8%	18.5%

The Company's deferred tax assets and liability relates to a temporary timing difference in long-term assets. With the deferred tax asset for December 31, 2014 and 2013 consisting of:

Deferred Tax Assets:

	December 31, 2014

Depreciation and amortization	2,102,700	42%	883,100
Inventory reserve	4,133,189	42%	1,735,939
Federal and state NOL	1,258,600	42%	528,600

Total	7,494,489		3,147,639
Less valuation allowance			(3,147,639)

Net Deferred Tax Assets			$-

	December 31, 2013

Depreciation and amortization	2,327,700	42%	977,600
Inventory reserve	3,252,193	42%	1,365,921
Federal and state NOL	1,203,100	42%	505,300
Impairment loss	388,075	42%	163,000

Total	7,171,068		3,011,821
Less valuation allowance			(3,011,821)

Net Deferred Tax Assets			$-

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company's consolidated financial statements for the year ended December 31, 2014. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended December 31, 2014 and 2013.

The federal and state tax returns for the years ending December 31, 2011, 2012 and 2013 have been filed and are currently open and the tax returns for the year ended December 31, 2014 will be filed by January 15, 2015.

8. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2014	2013
Net income (loss) available to common stockholders used in basic EPS and diluted EPS	$(620,825)	$(4,442,199)
Weighted average number of common shares used in basic EPS	4,388,746	4,163,161
EPS
Basic	(0.14)	(1.07)
Diluted	(0.14)	(1.07)

_____________

** Weighted average number of common shares and dilutive potential common stock used in diluted EPS (When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same). Potentially dilutive shares arising from the conversion of preferred stock amount to 9,239,117 for both years.

9. STOCK OPTIONS

The Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan (the "2011 Plan"), approved as of April 10, 2011 made the greater of 550,000 shares or twenty percent of the highest total number of the Company's common shares at any time outstanding available for future equity awards. Under the 2011 Plan, the term of the Option shall be specified in the applicable Award Agreement which shall not exceed ten years from the date of grant. The price at which shares of Stock may be purchased under an Option (the "Option Price") shall not be less than one hundred percent (100%) of the Fair Market Value of the shares of Stock on the date the Option is granted.

No awards have been made pursuant to the 2011 Plan.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

10. STOCKHOLDERS EQUITY

Conversion of Preferred Stock to Common Stock

On January 16, 2015, the majority of shareholders of the Company's Series A Convertible Preferred Stock agreed to amend the Statements of Designation to automatically convert all of the outstanding shares of the Company's Series A Convertible Preferred Stock into shares of common stock at a fixed ratio of 1.554. On January 16, 2015, the majority of shareholders of the Company's Series C Convertible Preferred Stock agreed to amend the Statements of Designation to automatically convert all of the outstanding shares of the Company's Series C Convertible Preferred Stock into shares of common stock at a fixed ratio of 1.554. As a result of this transaction, the Company recorded the transfer between the two equity instruments on its financial statements as this transaction was intended to be a value for value exchange. In addition, as a result of this transaction, there are no shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock issued or outstanding.

Share based payments

In 2012, the Board approved the issuance of approximately 460,500 shares of the Company's Common Stock to one of its employees to be vested over the course of three years.

In 2013, Hanover Financial Services received 100,000 shares as payment for services related to investor relations.

In 2014 and 2013, various members of the Board of Directors received a total of 55,000 shares as compensation.

In 2014 and 2013, $15,497 and $41,313 was recognized in conjunction with these issuances.

11. UNAUDITED QUATERLY FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Precision Aerospace Components and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three, six, and nine month periods ended March 31, June 30 and September 30, 2014, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$278,491	$68,778
Accounts receivable - net	2,895,184	1,990,080
Inventories - net	9,011,119	8,921,005
Other current assets	153,416	158,050

Total current assets	12,338,210	11,137,913

Property and equipment - net	49,488	54,138

Other assets:
Restricted cash - escrow	-	500,085
Other assets	6,569	6,569

Total other assets	6,569	506,654

Total assets	$12,394,267	$11,698,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$3,529,163	$3,208,845
Current portion of term loan	1,458,333	1,250,000
Income taxes payable	49,864	-
Loan from shareholder	535,000	535,000
Line of credit	6,737,232	5,619,833
Total current liabilities	12,309,592	10,613,678

Long-term liabilities:
Escrow payable	-	500,085
Long-term debt net of current portion	-	520,834

Total liabilities	12,309,592	11,634,597

Stockholders' equity (deficiency):

Preferred Stock A $.001 par value; 1,400,000 shares authorized at March 31, 2014 and December 31, 2013; 1,336,703 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $982,477)	1,337	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized 0 shares issued and outstanding	-	-
Preferred Stock C $.001 par value; 4,825,000 shares authorized at March 31, 2014 and December 31, 2013; 4,608,675 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $3,387,376)	4,608	4,608
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 4,302,849 and 4,282,849 shares issued and outstanding, respectively	4,303	4,283
Additional paid-in capital	11,493,525	11,491,901
Accumulated deficit	(11,419,098)	(11,438,021)

Total stockholders' equity (deficiency)	84,675	64,108

Total liabilities and stockholders' equity (deficiency)	$12,394,267	$11,698,705

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Amount
	2014	2013

Net revenue	$6,619,437	$7,204,759

Cost of goods sold	4,928,103	5,347,870

Gross profit	1,691,334	1,856,889

Operating expenses:
General and administrative expenses	1,362,335	1,498,043
Professional and consulting fees	144,397	73,704
Depreciation and amortization	5,159	23,448
Total operating expenses	1,511,891	1,595,195

Income before other income (expense)	179,443	261,694

Interest expense - net	(148,802)	(173,221)

Income before provision for income taxes	30,641	88,473

Provision for income taxes	(11,718)	(37,100)

Net income applicable to common stockholders	$18,923	$51,373
Net income per share applicable to common stockholders
Basic	$0.01	$0.01
Diluted	$-	$-
Weighted average shares outstanding basic	4,283,960	4,009,349
Weighted average shares outstanding diluted	13,523,078	13,248,466

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,923	$51,373
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,159	23,448
Amortization of deferred financing costs	-	9,364
Stock based compensation	1,644	-
Inventory writedown and reserve	194,287	200,000
Deferred income taxes	-	37,101
Changes in assets and liabilities:
(Increase) in accounts receivable	(905,104)	(509,725)
(Increase) in inventory	(284,401)	(249,242)
Decrease in prepaid expenses	4,634	105,112
Increase in taxes payable	49,864	-
(Increase) in other assets	-	(33,585)
Increase (Decrease) in accounts payable and accrued expenses	320,318	(300,919)
(Decrease) in accrued restructing expenses	-	(123,076)
Net cash used in operating activities	(594,676)	(790,149)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(509)	(29,216)
Net cash used in financing activities	(509)	(29,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit - Newstar	1,117,399	447,527
Payments on term loan payable Newstar Bank	(312,501)	-
Net cash provided by financing activities	804,898	447,527
INCREASE (DECREASE) IN CASH	209,713	(371,838)

CASH - BEGINNING OF PERIOD	68,778	460,522

CASH - END OF PERIOD	$278,491	$88,684

Cash paid during the period for:
Interest	$148,802	$164,864
Income taxes	$-	$-

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$160,748	$68,778
Accounts receivable - net	2,904,862	1,990,080
Inventories - net	8,642,161	8,921,005
Other current assets	365,223	158,050

Total current assets	12,072,994	11,137,913

Property and equipment - net	44,590	54,138

Other assets:
Restricted cash - escrow	-	500,085
Other assets	6,569	6,569

Total other assets	6,569	506,654

Total assets	$12,124,153	$11,698,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$3,508,828	$3,208,845
Current portion of term loan	1,145,834	1,250,000
Income taxes payable	54,918	-
Loan from shareholder	535,000	535,000
Line of credit	6,947,229	5,619,833
Total current liabilities	12,191,809	10,613,678

Long-term liabilities:
Escrow payable	-	500,085
Long-term debt net of current portion	-	520,834

Total liabilities	12,191,809	11,634,597

Stockholders' equity (deficiency):
Preferred Stock A $.001 par value; 1,400,000 shares authorized at June 30, 2014 and December 31, 2013; 1,336,703 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $982,477)	1,337	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized 0 shares issued and outstanding	-	-
Preferred Stock C $.001 par value; 4,825,000 shares authorized at June 30, 2014 and December 31, 2013; 4,608,675 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $3,387,376)	4,608	4,608
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 4,471,349 and 4,282,849 shares issued and outstanding, respectively	4,452	4,283
Additional paid-in capital	11,505,585	11,491,901
Accumulated deficit	(11,583,638)	(11,438,021)

Total stockholders' equity (deficiency)	(67,656)	64,108

Total liabilities and stockholders' equity (deficiency)	$12,124,153	$11,698,705

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2014	2013	2014	2013

Net revenue	$13,495,197	$14,305,260	$6,875,760	$7,100,501

Cost of goods sold	10,376,384	10,611,534	5,448,281	5,263,665

Gross profit	3,118,813	3,693,726	1,427,479	1,836,836

Operating expenses:
General and administrative expenses	2,601,660	2,978,268	1,239,325	1,480,224
Professional and consulting fees	273,211	162,696	128,814	88,992
Depreciation and amortization	10,465	62,778	5,306	39,330
Total operating expenses	2,885,336	3,203,742	1,373,445	1,608,546

Income (loss) before other income (expense)	233,477	489,984	54,034	228,290

Interest expense - net	(359,463)	(360,694)	(210,661)	(187,473)

Income (loss) before provision for income taxes	(125,986)	129,290	(156,627)	40,817

Provision for income taxes	(19,631)	(54,300)	(7,913)	(17,200)

Net income (loss) applicable to common stockholders	$(145,617)	$74,990	$(164,540)	$23,617
Net income (loss) per share applicable to common stockholders
Basic	$(0.03)	$0.02	$(0.04)	$0.01
Diluted	$-	$0.01	$-	$-
Weighted average shares outstanding basic	4,304,775	4,044,595	4,325,525	4,079,453
Weighted average shares outstanding diluted	-	13,283,712	-	13,318,571

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(145,617)	$74,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,465	43,966
Amortization of deffered financing costs	-	30,292
Stock based compensation	13,853	34,978
Inventory writedown and reserve	388,574	300,000
Deferred income taxes	-	54,300
Changes in assets and liabilities:
Decrease in accounts receivable	(914,782)	(195,022)
(Increase) Decrease in inventory	(109,730)	446,771
(Increase) Decrease in prepaid expenses	(207,173)	39,101
(Increase) in prepaid income taxes and income taxes receivable	-	(6,261)
Increase in taxes payable	54,918	-
Decrease (Increase) in other assets	-	4,341
Increase (Decrease) in accounts payable and accrued expenses	299,983	(310,272)
Increase in accrued restructing expenses	-	(196,312)
Net cash (used in) provided by operating activities	(609,509)	320,872
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(917)	(30,021)
Net cash used in financing activities	(917)	(30,021)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit - Newstar	1,327,396	(913,312)
Net payments on long term debt	(625,000)	(104,167)
Net proceeds from shareholder	-	535,000
Net cash provided by (used in) financing activities	702,396	(482,479)
INCREASE IN CASH	91,970	(191,628)

CASH - BEGINNING OF PERIOD	68,778	460,522

CASH - END OF PERIOD	$160,748	$268,894

Cash paid during the period for:
Interest	$359,463	$344,639
Income taxes	$-	$-

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$290,095	$68,778
Accounts receivable - net	2,545,970	1,990,080
Inventories - net	9,278,714	8,921,005
Other current assets	333,810	158,050

Total current assets	12,448,589	11,137,913

Property and equipment - net	40,284	54,138

Other assets:
Restricted cash - escrow	-	500,085
Other assets	6,569	6,569

Total other assets	6,569	506,654

Total assets	$12,495,442	$11,698,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$4,135,436	$3,208,845
Current portion of term loan	833,333	1,250,000
Income taxes payable	75,587	-
Loan from shareholder	535,000	535,000
Line of credit	7,207,729	5,619,833
Total current liabilities	12,787,085	10,613,678

Long-term liabilities:
Escrow payable	-	500,085
Long-term debt net of current portion	-	520,834

Total liabilities	12,787,085	11,634,597

Stockholders' equity (deficiency):
Preferred Stock A $.001 par value; 1,400,000 shares authorized at September 30, 2014 and December 31, 2013; 1,336,703 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $982,477)	1,337	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized 0 shares issued and outstanding	-	-
Preferred Stock C $.001 par value; 4,825,000 shares authorized at September 30, 2014 and December 31, 2013; 4,608,675 shares issued and outstanding. Liquidation preference of $0.735 per share (total of $3,387,376)	4,608	4,608
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 4,282,849 shares issued and outstanding, respectively	4,472	4,283
Additional paid-in capital	11,507,209	11,491,901
Accumulated deficit	(11,809,269)	(11,438,021)

Total stockholders' equity (deficiency)	(291,643)	64,108

Total liabilities and stockholders' equity (deficiency)	$12,495,442	$11,698,705

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	FOR THE NINE MONTHS		FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2014	2013	2014	2013

Net revenue	$20,089,930	$20,429,679	$6,594,733	$6,124,419

Cost of goods sold	15,631,873	15,130,703	5,255,489	4,519,170

Gross profit	4,458,057	5,298,976	1,339,244	1,605,249

Operating expenses:
General and administrative expenses	3,815,573	4,413,950	1,213,913	1,425,138
Professional and consulting fees	389,995	233,200	116,784	70,504
Depreciation and amortization	15,890	61,916	5,425	9,681
Total operating expenses	4,221,458	4,709,066	1,336,122	1,505,323

Income (loss) before other income (expense)	236,599	589,910	3,122	99,926

Interest expense - net	(549,524)	(549,890)	(190,061)	(189,196)

Income (loss) before provision for income taxes	(312,925)	40,020	(186,939)	(89,270)

Provision for income taxes	(58,323)	(16,800)	(38,692)	37,500

Net income (loss) applicable to common stockholders	$(371,248)	$23,220	$(225,631)	$(51,770)
Net income (loss) per share applicable to common stockholders
Basic	$(0.09)	$0.01	$(0.05)	$(0.01)
Diluted	$-	$-	$-	$-
Weighted average shares outstanding basic	4,360,909	4,124,812	4,471,349	4,282,632
Weighted average shares outstanding diluted	-	13,363,930	-	4,282,632

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(371,248)	$23,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,890	61,916
Amortization of deffered financing costs	-	24,550
Stock based compensation	15,497	39,778
Inventory writedown	582,861	450,000
Prepaid expense writeoff	-	-
Deferred income taxes	-	16,800
Impairment of assets	-	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(555,890)	290,571
Decrease (Increase) in inventory	(940,570)	814,512
(Increase) in prepaid expenses	(175,760)	(101,016)
Decrease in deposits	-	24,700
(Increase) in prepaid income taxes and income taxes receivable	-	(4,721)
(Increase) in deferred closing costs	-	(10,261)
Increase in taxes payable	75,587	-
Increase (Decrease) in accounts payable and accrued expenses	926,591	(1,247,914)
(Decrease) in accrued restructing expenses	-	(229,441)
Net cash (used in) provided by operating activities	(427,042)	152,694
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,036)	(32,424)
Net cash used in financing activities	(2,036)	(32,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit - Newstar	1,587,896	(399,818)
Net payments on long term debt	(937,501)	(416,667)
Net proceeds from shareholder	-	535,000
Net cash provided by (used in) financing activities	650,395	(281,485)
INCREASE IN CASH	221,317	(161,215)

CASH - BEGINNING OF PERIOD	68,778	460,522

CASH - END OF PERIOD	$290,095	$299,307

Cash paid during the period for:
Interest	$549,524	$166,785
Income taxes	$-	$-

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

12. SUBSEQUENT EVENTS

Banyan Crest Capital LLC

On January 5, 2015, Banyan acquired the Newstar Facility with an aggregate balance of $7,780,824. Newstar resigned as administrative agent for the Newstar Facility and Banyan assumed the role as administrative agent of the Newstar Facility on January 7. On January 7, 2015 Banyan mailed a notice of foreclosure to the Company pursuant to Article 9 of the Uniform Commercial Code. The foreclosure sale was scheduled for January 17, 2015. On January 16, 2015, the Company paid the entire balance of the Newstar Facility to Banyan.

Emergency Refinancing

On or about January 10, 2015, the Company contacted Polymathes Capital about avoiding the foreclosure sale scheduled for January 17, 2015. On January 16, 2015 (the "Effective Date"), the Company together with all of its wholly owned subsidiaries, entered into definitive agreements with Precision Group Holdings LLC ("PGH") and C3 Capital Partners III L.P. ("C3") to effectuate a series of transactions to recapitalize the Company (the "Transactions" or the "Emergency Refinancing"). As part of the Transactions, on the Effective Date, PGH and C3 purchased 77,791,534 newly issued shares of restricted Common Stock of the Company for $431,923. In addition, C3 was granted 8,000,000 newly issued shares of restricted Common Stock of the Company in consideration for providing two loans to the Company in the aggregate amount of $9,000,000. The newly issued shares collectively represent approximately 86.22% of the outstanding shares of Common Stock of the Company. Pursuant to the Transactions, the Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue an additional grant of equity to C3 of 51,825,111 shares of Common Stock and sell an additional 595,988,880 shares of Common Stock to PGH and C3 for a total purchase price of $68,257. Upon the consummation of the Transactions, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company. The Company anticipates increasing its authorized shares shortly after the filing of this comprehensive Form 10-K with the Securities and Exchange Commission.

On the Effective Date, the Company paid $250,000 due and payable on that certain outstanding debt (the "Prince Note") with Andrew Prince, former president and chief executive officer and current director of the Company. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company will pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $30,000,000 for calendar year 2015, the Company will make a one-time payment of $130,000 for interest recoupment. If aggregate gross sales do not exceed $30,000,000 for calendar year 2015 but exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. As of October 31, 2015, the Prince Note had a principal balance of $149,900.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Securities Purchase Agreement

On the Effective Date, the Company and its Subsidiaries entered into a Securities Purchase Agreement (the "Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 ("Note A"), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 ("Note B"), and (3) 8 million shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company will issue an additional number of shares of unregistered Common Stock to C3 at the Second Closing that, together with the initial issuance of 8 million shares, will cause C3 to have received 8% of the total Common Stock of Precision after the Second Closing (collectively, the "Granted Equity"). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (see below) (the "Purchased Equity").The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note A will accrue at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. If Note A principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 5% of the amount prepaid until the first anniversary of Note A, (2) 4% of the amount prepaid after the first anniversary until the second anniversary of Note A, (3) 3% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note A, (4) 2% of the amount prepaid after third anniversary of Note A until the fourth anniversary of Note A, and (5) 1% of the amount prepaid after the fourth anniversary of Note A until the Maturity Date. Note A is secured against all of the assets of the Company and its Subsidiaries.

Note B will accrue at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. If Note B principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 3% of the amount prepaid until the first anniversary of Note B, (2) 2% of the amount prepaid after the first anniversary until the second anniversary of Note B, and (3) 1% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note B. Note B is secured against all of the assets of the Company and its Subsidiaries.

On the Effective Date, the Company paid the full amounts due under that Loan and Security Agreement, originally dated as of May 25, 2012, as amended from time to time, among the Company and its Subsidiaries, the lenders from time to time a party to the Agreement, and Newstar Business Credit, LLC, as administrative agent. The Company also partially repaid amounts due and payable on certain outstanding debt with Andrew Prince, former president and chief executive officer and current director of the Companyand entered into an amended note with a reduced outstanding balance of $285,000 with an interest rate of one-half percent (0.50%). Beginning in February 2015, the Company will pay 0.7% of its aggregate gross sales on the note until the note is repaid. Upon reaching certain target aggregate gross sale amounts during the calendar year 2015 or 2016, the Company will make a one-time payment of $130,000 for interest recoupment.

Under the Securities Purchase Agreement, so long as Note A remains outstanding, C3 will have the right to control the Company's board of directors, which will be limited to no more than five (5) members during this time. Once Note A is paid in full and for so long as Note B remains outstanding, C3 will have the right to elect and control one (1) member seat of the Company's board.

The Company has granted C3 a put right under the Securities Purchase Agreement for the Common Stock C3 has received (whether by purchase or grant) at any time after the earlier to occur of (1) the fifth (5th ) anniversary of the closing of the Securities Purchase Agreement for Common Stock (for Granted Equity), (2) the seventh (7th) anniversary of the closing of the Securities Purchase Agreement (for Purchased Equity), (3) payment in full of the amounts owed under Note A and Note B, or (4) upon an Event of Default, as defined in the Securities Purchase Agreement. The put right may be exercised by C3 for all or a portion of the Common Stock at an agreed upon valuation of the Company.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lienon all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) non-compete agreements with certain executive officers of the Company, and (4) the assignment to C3 ofkey-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.5 to 1, and a net debt to EBITDA ratio of 3 to 1 for the year of 2015, dropping to 2.75 to 1 for the year 2016. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of October 31, 2015, the Company was in compliance with its financial covenants. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

In conjunction with the Securities Purchase Agreement, the parties entered into other Transaction Agreements on the Effective Date, including a Security Agreement and Subordination Agreement, whereby (1) C3 was granted a security interest in all existing and future property of the Company and its Subsidiaries to secure the performance by the Company and its Subsidiaries of their Obligations under the Securities Purchase Agreement and (2) all current and future debt owed to certain of the Company creditors became subordinate and subject in right and time of payment to the prior payment in full of all current and future indebtedness owed to C3.

Stock Purchase Agreement

On the Effective Date, concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Stock Purchase Agreement by and among Andrew S. Prince, Donald Barger, and David Walters (the "Precision Shareholders"), and C3 and Holdings (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, Holdings and C3 agreed to purchase a total of 673,780,414 restricted shares of Common Stock for an aggregate purchase price of $500,000 in two installments. The First Closing occurred on the Effective Date resulting in an issuance of 21,003,714 shares of restricted Common Stock to C3 for a purchase price of $116,571 and 56,787,820 shares of restricted Common Stock to Holdings for a purchase price of $315,172. The Second Closing is to occur between 20 and 22 calendar days from the date the necessary disclosures are distributed to Company shareholders in connection with the Certificate Amendment (described below). Upon the Second Closing, the Company shall issue the number of shares of restricted Common Stock to C3 and Holdings to cause C3 and Holdings to collectively own 90.1% of the outstanding shares of Common Stock on a fully diluted basis for a purchase price equal to $68,257. The issuance and sale of the restricted shares of Common Stockin each installment was, or will be in the case of the second installment, a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

In order to effect the second installment of restricted Common Stock, the Company must amend its certificate of incorporation ("Certificate Amendment") to increase the authorized shares of Common Stock from 100,000,000 shares to 800,000,000 shares. The Certificate Amendment was approved by the Company's Shareholders on the Effective Date and will become effective immediately prior to the Second Closing after the necessary information statement is filed with the SEC pursuant to Section 14(c) of the Exchange Act and distributed to Company shareholders.

Pursuant to the Stock Purchase Agreement, Messrs. Alex Kreger and David Walters submitted their resignations to the Company's board of directors, prior to or upon the First Closing. C3 and Holdings designated and the board of directors appointed Messrs. John Wachter and William Golden to the Company's board of directors, effective upon the First Closing. Once the necessary disclosures under Section 14(f) of the Exchange Act are filed and distributed to the Company's Shareholders, Mr. Donald Barger will tender his resignation from the Company's board of directors. C3 and Holdings may appoint one or more additional directors thereafter.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Company has agreed to indemnify C3 and Holdings for all damages, costs, obligations, liabilities, losses, expenses, and fees arising out of a breach of any of the Company's representations, warranties, covenants, or other agreements contained in the Stock Purchase Agreement.

The Stock Purchase Agreement also contains customary covenants, representations and warranties of the parties.

Shareholder Agreement

On January 16, 2015, the Company, Holdings, and C3 entered into a Shareholder Agreement setting forth the relative rights of the parties with regard to, among other things, the transfer or other disposition of securities of the Company, capital calls, and the governance of the Company. Under the Shareholder Agreement, C3 and Holdings may transfer shares subject to certain rights of first refusal, and tag along-take along rights of the other shareholder. C3 will be permitted to elect one (1) director of the Company and each of its subsidiaries for so long as C3 owns shares of Common Stock and allowed to designate two (2) observers to attend all meetings of the Company's board of directors and one (1) observer for each of the Company's subsidiaries. Certain Company actions including, amongst others, amendments to the Company's organizational documents, bankruptcy filings or other similar liquidation events, the redemption or repurchase of shares of Common Stock, the payment of dividends or other distributions, the issuance of additional shares of Common Stock, incurring indebtedness in excess of $100,000 or entering into a transaction with Company affiliates will require C3's prior written consent.

Management Services Agreement

On January 16, 2015, the Company and Polymathes Capital, LLC, an affiliate of Holdings, ("Consultant"), entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. The consulting fee is $100,000 per annum, payable in monthly increments.

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7.5 million (the "WBCC Revolving Loan") by entering into a Credit Agreement (the "WBCC Credit Agreement") with Webster Business Credit Corporation, as Lender ("WBCC"). The Company's wholly owned subsidiaries, Freundlich Supply Company, Inc., Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems serve as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan may be used to finance working capital and other general corporate purposes.

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000.00 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. in the amount of $5,500,000 on January 16, 2015. A principal balance of $500,000 remains on Note A. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty, of which $125,000 was paid to C3on August 25, 2015. The remaining $125,000 is due in installments during the fourth quarter of 2015.

Borrowings under the WBCC Credit Agreement bear interest, at the Company's election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%.

Borrowings under the WBCC Credit Agreement are senior to Note A and Note B.

The outstanding principal amount of any borrowings under the WBCC Revolving Loan will be due and payable on August 25, 2018, subject to an earlier maturity date upon an event of default.

The WBCC Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The WBCC Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio.

The obligations of the Company and its Subsidiaries under the WBCC Credit Agreement are secured by liens and security interests on all assets of the Company and its Subsidiaries, including a pledge of 100% of the equity of the Subsidiaries.

Under the WBCC Credit Agreement, the Company is dependent upon its line of credit to maintain appropriate liquidity. All of the Company's cash flow from operations is required to be swept to its line of credit. The availability from its line is dependent upon accounts receivable and inventory.

The Company, historically, has not had a need to make major capital investments. The Company does not anticipate any other material capital equipment investments.

Under the WBCC Credit Agreement, the Company's interest rate for the WBCC Revolving Loan is linked to indices. Changes in the indices would cause an increase in interest expense. The Company's interest rate on Note A and Note B with C3 is fixed and not linked to indices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2014 and 2013 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

•

A lack of sufficient resources including a designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

•

The limited size of the accounting department makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure accounting functions were properly segregated.

•

Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, effective controls were not designed and implemented to ensure that journal entries were fully available with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

The Company may add additional personnel and procedures, which we believe will remedy these weaknesses in disclosure controls and procedures in future periods. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described above will be timely remediated or not result in errors in our financial statements in future periods.

(B) Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted, with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, an assessment of our internal control over financial reporting as of December 31, 2014 and 2013. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of December 31, 2014 and 2013, internal controls over financial reporting are not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2013:

Name	Age	Position	With Company Since
Alexander Kreger	70	Director and Chairman of the Board	2006
Andrew S. Prince	70	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Robert Adler	79	Director	2006
Donald Barger	70	Secretary and Director	2008
David Walters	51	Director	2006

Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2014:

Name	Age	Position	With Company Since
Alexander Kreger	71	Director and Chairman of the Board	2006
Andrew S. Prince	71	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Donald Barger	71	Secretary and Director	2008
David Walters	52	Director	2006

Set forth below is certain information concerning each of the directors and executive officers of the Company as of October 31, 2015:

Name	Age	Position	With Company Since
John F. Wachter	33	Chairman of the Board, interim-CEO	2015
William J. Golden	38	Secretary and Director	2015
Donald Barger	72	Director	2008
Andrew S. Prince	71	Director	2006

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board. Pursuant to the Transactions, on January 16, 2015, Mr. Kreger and Mr. Walters resigned from the Board and were replaced by John F. Wachter as Director and Chairman of the Board and William J. Golden as Director. In addition, Donald Barger resigned as Secretary of the Board and William J. Golden was appointed Secretary of the Board.

Alexander Kreger

Mr. Kreger served as the President of Kreger Truck Renting Company, Inc. from 1999 through 2008. Mr. Kreger has a BS in accounting and finance from the Wharton School, University of Pennsylvania.

Mr. Kreger was Chairman of the Board and a member of the Company's Audit and Compensation Committees. Mr. Kreger resigned from the Board on January 16, 2015.

Andrew S. Prince

Mr. Prince served as President and Chief Executive Officer of the Company until January 16, 2015. Mr. Prince remains a member of the Board of Directors. Previously Mr. Prince was, and for the last five years has been, a principal of Prince Strategic Group LLC, a strategic advisory and merchant-banking group. Mr. Prince is former Deputy Assistant Secretary of the Navy (1981-1986); Mr. Prince is a director of Gibbs and Cox, a naval architectural and engineering firm. Mr. Prince is a graduate of the United States Naval Academy, Harvard Law School and Harvard Business School.

Robert I. Adler

Mr. Adler was not renominated to the Board of Directors and left the Board of Directors as of May 14, 2013.

Donald G. Barger Jr.

Mr. Barger retired in 2008 as the CFO of YRC Worldwide Inc. ("YRCW"), a publicly held company specializing in the transportation of goods and materials. Prior to joining YRCW he served as Vice President and Chief Financial Officer of Hillenbrand Industries Inc. ("Hillenbrand"), a publicly held company serving the healthcare and funeral services industries, from March 1998 until December 2000. Mr. Barger was also Vice President, Chief Financial Officer of Worthington Industries, Inc., a publicly held manufacturer of metal and plastic products and processed steel products, from September 1993 until joining Hillenbrand. Mr. Barger is a Director of Globe Specialty Metals, Inc., a publicly held producer of silicon metal and silicon-based specialty alloys.Mr. Barger has a B.S. degree from the United States Naval Academy and an M.B.A. from the University of Pennsylvania, Wharton School of Business.

Mr. Barger was a member of the Company's Compensation Committee for the years 2013 and 2014.

David Walters

Mr. Walters co-founded Monarch Bay Associates, LLC, a FINRA registered broker dealer, in 2006. Prior to Monarch Bay Associates, Mr. Walters was a principal with Monarch Bay Capital Group, LLC, a firm that provided advisory services and capital for emerging growth companies. Mr. Walters also serves as Chairman of the Board of Directors and Chief Executive of Monarch Staffing, Inc. Mr. Walters earned a Bachelor of Science in Bioengineering from the University of California, San Diego.

Mr. Walters was Chairman of the Company's Compensation Committee and a member of the Company's Audit Committee. Mr. Walters resigned from the Board as of January 16, 2015.

John F. Wachter

Mr. Wachter is one of the founders of Polymathes Capital LLC ("Polymathes Capital").Polymathes Capital is located in Princeton, New Jersey. Previously, Mr.Wachter was an equity analyst for Altius Capital. Mr. Wachter also serves as Chairman of Epolin Chemicals LLC, a specialty chemical manufacturer located in Newark, New Jersey. Mr. Wachter is a graduate of Princeton University.

Mr. Wachter is Chairman of the Board of Directors and a member of the Company's Audit and Compensation Committees.

William J. Golden

Mr. Golden is one of the founders of Polymathes Capital. Mr. Golden is an attorney admitted to practice law in the States of New York and New Jersey. From 2006 to 2008, he was an attorney in the financial restructing department of Cadwalader, Wickersham & Taft, an international law firm based in New York, New York. Mr. Golden is a graduate of Princeton University, the London School of Economics and Political Science and the Fordham University School of Law.

Mr. Golden serves as Secretary of the Board and the Chairman of the Company's Compensation Committee.

Code of Ethics and Committee Charters

The Audit Committee Charter is available on the Company's website.

 Code of Ethics

The Code of Ethics applies to the Company's directors, officers and employees. It is available on the Company's website.

Audit Committee

The Audit Committee makes such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention. John Wachter is the current chair.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2013 and 2014.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal years 2013 and 2014, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Andrew Prince CEO and Director(1)	2013 2014	209,195.48 209,195.48
Richard McVaugh, President	2013 2014	188,180.56 188,315.92		9,978 9,978

 _____________

(1)	Mr. Prince serves as a director of the Company, but without compensation for his director services.

On January 16, 2015, Messrs. Wachter and Golden became interim-CEO and interim-General Counsel, respectively. Annual base salary for each position is one dollar ($1.00).

Compensation of Directors

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Adler	$10,000	$1,200	-	$-	$-	$-	$11,200

Alex Kreger	$10,000	$1,200	-	$-	$-	$-	$11,200

Donald Barger	$10,000	$1,200	-	$-	$-	$-	$11,200

David Walters	$10,000	$1,200	-	$-	$-	$-	$11,200

Non-employee Directors of the Company were paid $10,000 for their normal board activities. And 5,000 shares of the Company's common stock.Board fees accrued for 2013 and were not paid.

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alex Kreger	$7,500	$400	-	$-	$-	$-	$7,900

Donald Barger	$7,500	$400	-	$-	$-	$-	$7,900

David Walters	$7,500	$400	-	$-	$-	$-	$7,900

Non-employee Directors of the Company were paid $7,500 for their normal board activities and 5,000 shares of the Company's common stock. Board fees accrued for 2014 and were not paid. In full release of any and all claims against the Company, including any and all claims for accrued Board fees, Mr. Kreger and Mr. Walters were paid $17,500.00 and $13,900 respectively in February 2015.

Messrs. Wachter and Golden do not receive compensation for their role as Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company's Common Stock (its only voting securities) as of December 31, 2014:

TITLE OF CLASS COMMON STOCK	BENFICIAL OWNER (1)	AMOUNT OF BENEFICAL OWNERSHIP	PERCENT OF CLASS

	BGRS 2005 LLC PO 2127 Jenkintown, PA 19046	241,290	6.0

	Alex Kreger	952,089	23.7

	Andrew Prince	917,571	22.9

__________________

(b)

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock of the Company by (i) each of the Company's Directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group, as of December 31, 2014.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT OF BENEFICAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	Alex Kreger, Executive Chairman & Director	1,618,089	13.3
	Robert Adler, Director	129,299	1.1
	Donald Barger, Director	464,000	3.8
	David Walters, Director	18,300	0.2
	Andrew Prince, Director, President and CEO	6,858,453	56.2
	Directors and Executive Officers as a Group	9,088,141	74.5

SERIES A PREFERRED STOCK	Andrew Prince, Director and CEO	675,000	50.5

SERIES C PREFERRED STOCK	Alex Kreger, Executive Chairman & Director	428,571	7.2
	Robert Adler, Director	71,428	1.5
	Donald Barger, Director	285,714	6.2
	David Walters, Director	-	-
	Andrew Prince, Director and CEO	3,822,962	92.3
	Directors and Executive Officers as a Group	4,608,675	100.0

_________________

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company

As of December 31, 2014, the date used to calculate the tables above, the Company had 4,471,349, shares of Common Stock outstanding and 5,945,378 shares of preferred stock outstanding.

As of November 30, 2015, all preferred shares were converted into common shares at a ratio of 1.554 shares of common for each share of preferred. Below is a breakdown of ownership as of October 31, 2015, as well as, the calculation of ownership after the Company issues the mandatory additional shares to PGH and C3:

TITLE OF CLASS COMMON STOCK	BENFICIAL OWNER (1)	AMOUNT OF BENEFICAL OWNERSHIP, AS OF OCTOBER 31, 2015	AMOUNT OF BENEFICAL OWNERSHIP, EFFECTIVE	PERCENT OF CLASS, AS OF OCTOBER 31, 2015	PERCENT OF CLASS, EFFECTIVE

	Precision Group Holdings LLC 20 Nassau Street, Ste M Princeton, NJ, 08542	56,787,820	491,859,702	57.1%	65.8%
	C3 Capital Partners III LP 1511 Baltimore Ave, Ste 500 Kansas City, MO 64108	29,003,714	241,745,823	29.1%	32.3%
	All other shareholders	13,710,464	13,710,464	13.8%	1.9%

Securities Authorized for Issuance Under Equity Compensation Plans

The Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan (the "2011 Plan"), approved as of April 10, 2011 made the greater of 550,000 shares or twenty percent of the highest total number of the Company's common shares at any time outstanding available for future equity awards. Under the 2011 Plan, the term of the Option shall be specified in the applicable Award Agreement which shall not exceed ten years from the date of grant. The price at which shares of Stock may be purchased under an Option (the "Option Price") shall not be less than one hundred percent (100%) of the Fair Market Value of the shares of Stock on the date the Option is granted.

As of December 21, 2015, no awards have been made pursuant to the 2011 Plan and the Company does not anticipate making any awards under the 2011 Plan in 2015 or 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years 2013 and 2014, all of the Company's directors, other than Mr. Prince, the Company's President and Chief Executive Officer, were independent directors. As of January 16, 2015, Mr. Prince and Mr. Barger are independent directors. Messrs. Wachter and Golden serve as interim CEO and General Counsel, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2014 were: approximately $52,500 for 2013 and approximately $50,000 for 2014.

Audit Related Fees

There were no aggregate fees billed or to be billed for audit related services by the Company's independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14.

Tax Fees

The aggregate fees billed for professional services rendered by the Company's independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2014 were $3,000 in 2013 and $3,000 in 2014.

All Other Fees

The aggregate fees billed for products and services provided the Company's independent registered public accounting firms for the fiscal years ended December 31, 2013 and 2014 were $-0- in 2012 and $-0- in 2011.

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: December 22, 2015	By:	/s/ John F. Wachter
John F. Wachter
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Wachter	Chairman of the Board of Directors and Chief Executive Officer	December 22, 2015
John F. Wachter	(Principal Executive Officer and Principal Financial Officer)

/s/ William J. Golden	Director	December 22, 2015
William J. Golden

Director
Andrew S. Prince

/s/ Donald Barger, Jr.	Director	December 22, 2015
Donald Barger, Jr.

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Series C Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.6	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company's Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

10.1

Asset Purchase Agreement by and among Fastener Distribution and Marketing Company, Inc., Aero-Missile Components, Inc., Creative Assembly Systems, Inc., Precision Aerospace Components, Inc., Apace Acquisition I, Inc., and Apace Acquisition II, Inc.,

Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on June1, 2012

10.2

Loan and Security Agreement by and between Precision Aerospace Components, Inc.(parent-obligor), Freundlich Supply Company, Inc., Tiger-Tight Corp., Apace Acquisition I, Inc., Apace Acquisition II, Inc. (borrowers), Newstar Business Credit, LLC (administrative agent), and the Lenders from Time to Time (lenders)

Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on June1, 2012

10.3	Shareholder Agreement by and among Precision Aerospace Components, Inc., C3 Capital Partners III, L.P., and Precision Group Holdings LLC	Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K/A as filed with the United States Securities and Exchange Commission on August18, 2015

10.4	Stock Purchase Agreement by and among Precision Aerospace Components, Inc., Andrew S. Prince, Donald Barger and David Walters, C3 Capital Partners III, L.P. and Precision Group Holdings LLC	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A as filed with the United States Securities and Exchange Commission on August18, 2015

10.5

Securities Purchase Agreement by and among C3 Capital Partners III, L.P. (purchaser) and Precision Aerospace Components, Inc., Freundlich Supply Company, Inc., Tiger-Tight Corp., Aero-Missile Components, Inc., Creative Assembly Systems, Inc. (issuers)

Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on August 18, 2015

10.6	Credit Agreement between Precision Aerospace Components, Inc. as Borrower and Webster Business Credit Corporation, as Lender	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 1, 2015

10.7	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

