Form 10-Q
period 2015-03-31
Precision Aerospace Components, Inc.
filed 2016-04-11
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-30185

PRECISION AEROSPACE COMPONENTS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

351 Camer Dr.

Bensalem, PA 22109

(Address of Principal Executive Offices)

(215)-245-5700

(Issuer's Telephone Number, including Area Code)

________________________________________________

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  N/A

Number of shares outstanding of the registrant's common stock, as of April 11, 2016: 99,501,998

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$95,768	$65,613
Accounts receivable (net of allowance for doubtful accounts of $129,357 as of March 31, 2015 and December 31, 2014 respectively)	3,103,096	1,920,249
Inventories (net of reserve for obsolesence of $4,326,371 and $4,133,189 as of March 31, 2015 and December 31, 2014 respectively)	9,589,303	9,639,107
Other current assets	339,171	200,890

Total current assets	13,127,338	11,825,859

Property and equipment - net	30,913	38,065

Other assets: Deposits	7,298	7,298

Total	$13,165,549	$11,871,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$4,176,442	$3,922,641
Current portion of term loan	-	729,167
Put option	165,650	-
Income taxes payable	98,358	80,807
Loan from shareholder	285,000	535,000
Line of credit	-	7,144,827
Total current liabilities	4,725,450	12,412,442

Long-term liabilities: Notes payable	8,395,203	-

Total liabilities	13,120,653	12,412,442

Stockholders' equity (deficiency):

Preferred Stock A $.001 par value; 1,400,000 shares authorized; 0 and 1,336,703 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively. Liquidation preference of $0.735 per share (total of $982,477)	-	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred Stock C $.001 par value; 4,825,000 shares authorized; 0 and 4,608,675 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively. Liquidation preference of $0.735 per share (total of $3,387,376)	-	4,608
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 99,501,998 and 4,471,349 shares issued and outstanding, respectively	99,502	4,472
Additional paid-in capital	11,894,048	11,507,209
Accumulated deficit	(11,948,654)	(12,058,846)

Total stockholders' equity (deficiency)	44,896	(541,220)

Total liabilities and stockholders' equity (deficiency)	$13,165,549	$11,871,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014

Net revenue	$6,758,239	$6,619,437

Cost of goods sold	5,228,804	4,928,103

Gross profit	1,529,435	1,691,334

Operating expenses:
General and administrative expenses	1,034,245	1,362,335
Professional and consulting fees	46,350	144,397
Depreciation and amortization	9,538	5,159
Total operating expenses	1,090,133	1,511,891

Income (loss) before other income (expense)	439,302	179,443

Other expense: Interest - net	(302,980)	(148,802)

Income before provision for income taxes	136,322	30,641

Provision for income taxes	(26,130)	(11,718)

Net income applicable to common stockholders	$110,192	$18,923
Net income per share applicable to common stockholders
Basic	$0.00	$0.01
Diluted	$0.00	$-
Weighted average shares outstanding basic	83,663,557	4,283,960
Weighted average shares outstanding diluted	83,663,557	13,523,078

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,192	$18,923
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,538	5,159
Amortization of deferred financing costs	26,295	-
Stock based compensation	-	1,644
Inventory writedown and reserve	193,182	194,287
Changes in assets and liabilities:
Increase in accounts receivable	(1,182,847)	(905,104)
Increase in inventory	(143,378)	(284,401)
(Increase) decrease in other current assets	(138,281)	4,634
Increase in taxes payable	17,551	49,864
Increase in accounts payable and accrued expenses	253,801	320,318
Net cash used in operating activities	(853,947)	(594,676)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,385)	(509)
Net cash used in investing activities	(2,385)	(509)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from note payable	8,578,558	-
Net (payment) proceeds of line of credit	(7,144,827)	1,117,399
Payment on shareholder loan	(250,000)	-
Proceeds from issuance of common stock	431,923	-
Payments on term loan payable	(729,167)	(312,501)
Net cash provided by financing activities	886,487	804,898
INCREASE IN CASH AND CASH EQUIVALENTS	30,155	209,713

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	65,613	68,778

CASH AND CASH EQUIVALENTS - END OF PERIOD	$95,768	$278,491

Cash paid during the period for:
Interest	$287,128	$148,802
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for closing costs	$44,000	$-
Put option with note payable	$165,650	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

On January 16, 2015, Precision Group Holdings LLC ("PGH") and C3 Capital Partners III, L.P. ("C3") refinanced the outstanding debt of the Company and purchased approximately 85,791,534 newly issued shares of restricted Common Stock of the Company representing approximately 86.22% of the outstanding shares of Common Stock of the Company. The Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Upon the additional issuance of common stock, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company. (See Note 3)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company's opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that the Company will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company's Comprehensive Annual Report on Form 10-K filed on December 22, 2015.

Earnings (Loss) Per Share

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

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. In 2013, the Company increased its inventory reserve in the amount of approximately $2,900,000. In 2014, the Company increased its inventory reserve in the amount of approximately $900,000. The Company has adopted an inventory reserve methodology that factors age of a part in relation to value. As of December 31, 2014 and March 31, 2015, the inventory reserve was $4,133,189 and $4,326,371 respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of March 31, 2015, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

Concentration of Credit Risk

For the three month period ending March 31, 2015 sales to The United States Department of Defense accounted for 12% of total sales, versus 13% of sales for the prior three month period ending March 31, 2014.

For the three month period ending March 31, 2015 sales to PACCAR accounted for 22% of total sales, versus 18% of sales for the prior three month period ending March 31, 2014.

No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Concentration of Suppliers

The Company's top twenty suppliers represent approximately 76% of product distributed for the three months ending March 31, 2015. The Company's top twenty suppliers represent approximately 75% of product distributed for the three months ending March 31, 2014. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 42.7% of product distributed for the three months ending March 31, 2015. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 41% of product distributed for the three months ending March 31, 2014. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

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

C3 Put

C3, our subordinated lender, maintains their right to force the Company to repurchase its shares upon certain triggering events, which can be found in Exhibit 10.2 to that amended Form 8-K/A, filed on August 18, 2015. The Company maintains a liability on its balance sheet that reflects the fair value of the put option. To arrive at this liability the Company performed a valuation based on comparable company metrics. This technique would be considered a Level 3 fair market value approach. The Company performed its valuation in accordance with FASB's "ASC 820 – Fair Value Measurements."

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company's financial situation. For the period ending March 31, 2015 the Company's valuation estimate was based on the equity valuation that PGH and C3 paid for their respective shares on January 16. It was the opinion of the Company's management that there were no significant changes in the first 74 days of the recapitalization. The Company recorded debt discount of $165,650 based on the C3 Put's fair value at issuance. This amount will be amortized over the life of the Company's five year subordinated notes.

Tax Policy Note

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2015, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

3. LONG-TERM DEBT AND LINE OF CREDIT

Newstar Debt

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

Borrowings under the Newstar Credit Agreement bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, or (ii) adjusted one-month LIBOR, plus 3.5%. The interest margin for each such type of borrowing varied from 1.50% to 7.60%, depending on the Company's Fixed Charge Coverage Ratio. At the end of 2014, the interest rate on the Newstar Term Loan was 11.1%. On the Newstar Revolving Loan the interest rate was 8%.

As of December 31, 2014, approximately $7,873,994 was outstanding on the Newstar Facility, of which $729,167 was the term loan, at a weighted interest rate of 8.30%. All Newstar debt was due May 25, 2015.

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

Banyan Crest Capital LLC

On or about January 7, 2015, the entire Newstar Facility was sold to Banyan Crest Capital LLC ("Banyan"). Newstar resigned as administrative agent for the Newstar Facility and Banyan assumed the role as administrative agent of the Newstar Facility on January 7. On January 7, 2015 Banyan mailed a notice of foreclosure to the Company pursuant to Article 9 of the Uniform Commercial Code. The foreclosure sale was scheduled for January 17, 2015. On January 16, 2015, PGH and C3 re-financed the Company's defaulted loan and injected additional funds for working capital. On January 16, 2015, Company paid the entire balance of the Newstar Facility to Banyan.

Emergency Refinancing

On or about January 10, 2015, the Company contacted Polymathes Capital about avoiding the foreclosure sale scheduled for January 17, 2015. On January 16, 2015 (the "Effective Date"), the Company together with all of its wholly owned subsidiaries, entered into definitive agreements with Precision Group Holdings LLC ("PGH") and C3 Capital Partners III L.P. ("C3") to effectuate a series of transactions to recapitalize the Company (the "Transactions" or the "Emergency Refinancing"). As part of the Transactions, on the Effective Date, PGH and C3 purchased 77,791,534 newly issued shares of restricted Common Stock of the Company for $431,923. (See Stock Purchase Agreement below) In addition, C3 was granted 8,000,000 newly issued shares of restricted Common Stock of the Company in consideration for providing two loans to the Company in the aggregate amount of $9,000,000. The newly issued shares collectively represent approximately 86.22% of the outstanding shares of Common Stock of the Company. Pursuant to the Transactions, the Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue an additional grant of equity to C3 of 51,825,111 shares of Common Stock and sell an additional 595,988,880 shares of Common Stock to PGH and C3 for a total purchase price of $68,257. Upon the consummation of the Transactions, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company.

Securities Purchase Agreement

On the Effective Date, the Company and its Subsidiaries entered into a Securities Purchase Agreement (the "Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 ("Note A"), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 ("Note B"), and (3) 8 million shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company will issue an additional number of shares of unregistered Common Stock to C3 at the Second Closing that, together with the initial issuance of 8 million shares, will cause C3 to have received 8% of the total Common Stock of Precision after the Second Closing (collectively, the "Granted Equity"). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (see below) (the "Purchased Equity"). The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note A will accrue at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. If Note A principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 5% of the amount prepaid until the first anniversary of Note A, (2) 4% of the amount prepaid after the first anniversary until the second anniversary of Note A, (3) 3% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note A, (4) 2% of the amount prepaid after third anniversary of Note A until the fourth anniversary of Note A, and (5) 1% of the amount prepaid after the fourth anniversary of Note A until the Maturity Date. Note A is secured against all of the assets of the Company and its Subsidiaries. On March 31, 2015, Note A had a principal balance of $5,500,000.

Note B will accrue at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. If Note B principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 3% of the amount prepaid until the first anniversary of Note B, (2) 2% of the amount prepaid after the first anniversary until the second anniversary of Note B, and (3) 1% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note B. Note B is secured against all of the assets of the Company and its Subsidiaries. On March 31, 2015, Note B had a principal balance of $3,500,000.

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

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lienon all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) non-compete agreements with certain executive officers of the Company, and (4) the assignment to C3 of key-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.5 to 1, and a net debt to EBITDA ratio of 3 to 1 for the year of 2015, dropping to 2.75 to 1 for the year 2016. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of the current date, the Company was in compliance with its financial covenants with the exception that net debt to EBITDA exceeded the ratio of 3 to 1 for all quarters of 2015. C3 has waived this covenant default for the entire year of 2015. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

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

Stock Purchase Agreement

On the Effective Date as noted above, concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Stock Purchase Agreement by and among Andrew S. Prince, Donald Barger, and David Walters (the "Precision Shareholders"), and C3 and Holdings (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, Holdings and C3 agreed to purchase a total of 673,780,414 restricted shares of Common Stock for an aggregate purchase price of $500,000 in two installments. The First Closing occurred on the Effective Date resulting in an issuance of 21,003,714 shares of restricted Common Stock to C3 for a purchase price of $116,571 and 56,787,820 shares of restricted Common Stock to Holdings for a purchase price of $315,172. The Second Closing is to occur between 20 and 22 calendar days from the date the necessary disclosures are distributed to Company shareholders in connection with the Certificate Amendment (described below). Upon the Second Closing, the Company shall issue the number of shares of restricted Common Stock to C3 and Holdings to cause C3 and Holdings to collectively own 90.1% of the outstanding shares of Common Stock on a fully diluted basis for a purchase price equal to $68,257. The issuance and sale of the restricted shares of Common Stock in each installment was, or will be in the case of the second installment, a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000.00 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. A principal balance of $500,000 remains on Note A. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty, of which $125,000 was paid to C3 on August 25, 2015. The remaining $125,000 was due in installments during the fourth quarter of 2015, during which $25,000 was paid and the remainder was accrued.

Borrowings under the WBCC Credit Agreement bear interest, at the Company's election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%.

Borrowings under the WBCC Credit Agreement are senior to Note A and Note B

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

The WBCC Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. As of the current date, the Company was in compliance with these metrics.

Additionally, the WBCC Credit Agreement contained a covenant which required the Company to have implemented a new inventory management and accounting system by December 31, 2015. As of the current date, the Company was not in compliance with this covenant.  As of the current date, the Company has begun implementation of the new system and WBCC has taken no action.  The Company anticipates completing implementation of the new system by June 30, 2016.

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

4. COMMITMENTS AND CONTINGENCIES

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

5. RELATED PARTY TRANSACTIONS

During April 2013, our former primary shareholder and former CEO entered into a short term agreement to make a loan to the Company (the "Prince Note"). The outstanding balance for the loan is approximately $0.535 million with an original maturity date of October 14, 2013. The loan had a stated interest rate of 10%. These funds were used in order to satisfy certain vendor obligations. The loans were to be collateralized by certain inventory purchases to be held by the shareholder. The inventory would be available to be sold by the Company in the normal course of business. All amounts borrowed by the Company are considered loans for accounting purposes and are repayable on demand from available operating funds. These loans were approved by Newstar.

On the Effective Date, the Company paid $250,000 due and payable on the Prince Note. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company agreed to pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $30,000,000 for calendar year 2015, the Company will make a one-time payment of $130,000 for interest recoupment. If aggregate gross sales do not exceed $30,000,000 for calendar year 2015 but exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. On March 31, 2015, the Prince Note had a principal balance of $285,000 remaining.

On June 26, 2015, the Company entered into a short term agreement with C3 and PGH to provide $250,000 in the form of two $125,000 draws. The intent of the note was to provide short term financing to bridge the Company's cash flow needs. By September 30, 2015, the entire note was repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company's competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption "Risk Factors" in the Company's comprehensive 10-K report for the years ended 2013 and 2014 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2015 may not be indicative of the results for the entire year.

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

The Company's operations are carried out through its wholly-owned distribution subsidiaries Aero-Missile Components, Inc. ("Aero-Missile") and Freundlich Supply Company, Inc. ("Freundlich"), both of whom have Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense ("Department of Defense"). Creative Assembly Systems, Inc. ("Creative Assembly") is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries.

The Company's products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

The Company is a niche player in the North American fastener industry. The fastener distribution industry is highly fragmented with no single company holding a dominant position. The Company competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in the Company's supplier base.

The Company's subsidiary, Aero-Missile, has been named the Master Distributor by SPS Technologies in Jenkintown, Pennsylvania for its FLEXLOC® Locknut product line toward the end of last year; the Company's initial sales of this mature product high market acceptance were slowed due to certain pricing changes which took place as the company started its distribution. The Company is now achieving growing revenues from sales of the FLEXLOC® line which it anticipates will continue as the year progresses.

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

The Company sells its products pursuant to written purchase orders from its customers. All products are shipped from the Company's warehouses via common carrier.

The United States Department of Defense ("DOD") represented approximately 12% of the Company's total sales for the three months ended March 31, 2015. PACCAR Inc represented approximately 22%of the Company's total sales for the three months ended March 31, 2015. No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Results from Operations for three months ending March 31, 2015

The Company's revenues increased approximately 2.1% or $138,000 for three months to $6,758,239 from $6,619,437 in the comparable period last year.

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

The Company's gross profit decreased approximately 10% or $162,000 for the three months to $1,529,000 from $1,691,000 in the comparable period last year. This is largely a result additional reserves taken for obsolete inventory.

The Company's total operating expenses decreased 28% or $422,000 for the three months to $1,090,000 from $1,512,000 in the comparable period last year. This is largely a result of reductions in staff and third party consultants.

The Company's accounts receivable have increased by approximately $1,183,000 to $3,103,000 at March 31, 2015 from $1,920,000 at December 31, 2014; this difference is due to mainly to sales and normal deviations in customer payments. The Company's inventory has reduced approximately $50,000 as of March 31, 2015 from December 31, 2014. A contributing factor was an increase in reserve amounts for obsolete inventory.

Liquidity

The Company anticipates capital expenditures of approximately $250,000 on upgrading the Company enterprise software system.

The Company believes that it can meet its financial obligations at its presently contemplated operating levels, even as its growth is constrained by its present financing. However, if the anticipated sales levels are not attained, the Company's availability to access its line of credit would be adversely affected. The Company believes that its present funding is insufficient to enable the Company to accomplish some of its desired sales growth plans. The Company is presently seeking to expand its capital availability which will enable the Company to fully take advantage of sales opportunities presented to it which require the Company to make additional investments in inventory.

The Company believes it can expand its business with its present staff numbers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company's present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2014 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

•

Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

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

(B) Internal Controls Over Financial Reporting

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

Our management has conducted, with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, an assessment of our internal control over financial reporting as of March 31, 2015. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of March 31, 2015, internal controls over financial reporting are not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Dated: April 11, 2016	By:	/s/ John F. Wachter
	Name:	John F. Wachter
	Title:	Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	Interactive data files pursuant to Rule 405 of Regulation S-T

