Form 10-Q
period 2015-06-30
Precision Aerospace Components, Inc.
filed 2016-04-18
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Item 1. Financial Statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$243,367	$65,613
Accounts receivable (net of allowance for doubtful accounts of $129,357 as of June 30, 2015 and December 31, 2014 respectively)	3,135,665	1,920,249
Inventories (net of reserve for obsolesence of $4,681,948 and $4,133,189 as of June 30, 2015 and December 31, 2014 respectively)	9,505,327	9,639,107
Other current assets	418,895	200,890

Total current assets	13,303,254	11,825,859

Property and equipment - net	27,383	38,065

Other assets - deposits	7,298	7,298

Total	$13,337,935	$11,871,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Line of credit	$-	$7,144,827
Accounts payable and accrued expenses	3,997,101	3,922,641
Current portion of term loan	-	729,167
Income taxes payable	135,282	80,807
Put option	165,650	-
Loans from shareholders	501,900	535,000

Total current liabilities	4,799,933	12,412,442

Long-term liabilities:
Notes payable	8,426,851	-

Total liabilities	13,226,784	12,412,442

Stockholders' equity (deficiency):
Preferred Stock A $.001 par value; 1,400,000 shares authorized 0 and 1,336,703 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively. Liquidation preference of $0.735 per share (total of $982,477)	-	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized 0 shares issued and outstanding	-	-
Preferred Stock C $.001 par value; 4,825,000 shares authorized 0 and 4,608,675 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively. Liquidation preference of $0.735 per share (total of $3,387,376)	-	4,608
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 99,501,998 and 4,471,349 shares issued and outstanding, respectively	99,502	4,472
Additional paid-in capital	11,894,048	11,507,209
Accumulated deficit	(11,882,399)	(12,058,846)

Total stockholders' equity (deficiency)	111,151	(541,220)

Total liabilities and stockholders' equity (deficiency)	$13,337,935	$11,871,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2015	2014	2015	2014

Net revenue	$13,933,319	$13,495,197	$7,175,080	$6,875,760

Cost of goods sold	10,970,113	10,376,384	5,741,309	5,448,281

Gross profit	2,963,206	3,118,813	1,433,771	1,427,479

Operating expenses:
General and administrative expenses	2,104,263	2,601,660	1,070,018	1,239,325
Professional and consulting fees	78,268	273,211	31,918	128,814
Depreciation and amortization	13,891	10,465	4,353	5,306
Total operating expenses	2,196,422	2,885,336	1,106,289	1,373,445

Income (loss) before other income (expense)	766,784	233,477	327,482	54,034

Other income (expense)
Interest expense - net	(528,796)	(359,463)	(225,816)	(210,661)
Other income	2,359	-	2,359	-
Total	(526,437)	(359,463)	(223,457)	(210,661)

Income (loss) before provision for income taxes	240,347	(125,986)	104,025	(156,627)

Provision for income taxes	(63,900)	(19,631)	(37,770)	(7,913)

Net income (loss) applicable to common stockholders	$176,447	$(145,617)	$66,255	$(164,540)
Net income (loss) per share applicable to common shareholders basic and diluted	$0.00	$(0.03)	$0.00	$(0.04)
Weighted average shares outstanding basic and diluted	91,626,530	4,304,775	99,501,998	4,325,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income (loss)	$176,447	$(145,617)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,891	10,465
Amortization of deferred financing costs	57,944	-
Stock based compensation	-	13,853
Inventory writedown and reserve	548,759	388,574
Changes in assets and liabilities:
Increase in accounts receivable	(1,215,416)	(914,782)
(Increase) decrease in inventory	(414,979)	(109,730)
(Increase) decrease in other current assets	(218,005)	(207,173)
Increase in taxes payable	54,475	54,918
Increase in accounts payable and accrued expenses	74,460	299,983
Net cash used in operating activities	(922,424)	(609,509)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,209)	(917)
Net cash used in investing activities	(3,209)	(917)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from note payable	8,578,558	-
Net (payments) proceeds from line of credit	(7,144,827)	1,327,396
Net payments on term loan payable	(729,167)	(625,000)
Proceeds from issuance of common stock	431,923	-
Net (payments) proceeds from shareholders loans	(33,100)	-
Net cash provided by financing activities	1,103,387	702,396

INCREASE IN CASH AND CASH EQUIVALENTS	177,754	91,970

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	65,613	68,778

CASH AND CASH EQUIVALENTS - END OF PERIOD	$243,367	$160,748

Cash paid during the period for:
Interest	$437,246	$359,463
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for closing costs	$44,000	$-
Put option with note payable	$165,650	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company's operations are carried out through its wholly-owned distribution subsidiaries, Aero-Missile Components, Inc. ("Aero-Missile"), Freundlich Supply Company, Inc. ("Freundlich"),Creative Assembly Systems, Inc. ("Creative Assembly") and Tiger-Tight Corp. ("Tiger-Tight"). Aero-Missile and Freundlich both have stocking distributor relationships with a number of United States fastener manufacturers and sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense ("Department of Defense"). Creative Assembly Systems, Inc. Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Tiger-Tight was the exclusive North American master distributor of the Tiger-Tight locking washer. In the first quarter of 2015, the Company cancelled the master distribution agreement due to lack of sales. The Company will continue to evaluate opportunities to supply the product into production, but without the master distributor agreement.

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

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company's opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2015 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company's Comprehensive Annual Report on Form 10-K filed on December 22, 2015.

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

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. In 2013, the Company increased its inventory reserve in the amount of approximately $2,900,000. In 2014, the Company increased its inventory reserve in the amount of approximately $900,000. The Company has adopted an inventory reserve methodology that factors age of a part in relation to value. As of December 31, 2014 and June 30, 2015, the inventory reserve was $4,133,189 and $4,681,948, respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of June 30, 2015, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

Concentration of Credit Risk

For the six month period ending June 30, 2015, sales to the The United States Department of Defense accounted for 13.1% of total sales, versus 13.6% of sales for the prior six month period ending June 30, 2014.

For the six month period ending June 30, 2015 sales to PACCAR accounted for 21.4% of total sales, versus 18.4% of sales for the prior six month period ending June 30, 2014.

No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Concentration of Suppliers

The Company's top twenty suppliers represent approximately 70.6% of product distributed for the six months ending June 30, 2015. The Company's top twenty suppliers represent approximately 74.1% of product distributed for the six months ending June 30, 2014. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 35.4% of product distributed for the six months ending June 30, 2015. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 42.5% of product distributed for the six months ending June 30, 2014. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

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

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company's financial situation. For the period ending June 30, 2015 the Company's valuation estimate was based on the equity valuation that PGH and C3 paid for their respective shares on January 16. It was the opinion of the Company's management that there were no significant changes in the first 165 days of the recapitalization. The Company recorded debt discount of $165,650 based on the C3 Put's fair value at issuance. This amount will be amortized over the life of the Company's five year subordinated notes.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2015, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Note A will accrue at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. If Note A principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 5% of the amount prepaid until the first anniversary of Note A, (2) 4% of the amount prepaid after the first anniversary until the second anniversary of Note A, (3) 3% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note A, (4) 2% of the amount prepaid after third anniversary of Note A until the fourth anniversary of Note A, and (5) 1% of the amount prepaid after the fourth anniversary of Note A until the Maturity Date. Note A is secured against all of the assets of the Company and its Subsidiaries. On June 30, 2015, Note A had a principal balance of $5,500,000.

Note B will accrue at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. If Note B principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 3% of the amount prepaid until the first anniversary of Note B, (2) 2% of the amount prepaid after the first anniversary until the second anniversary of Note B, and (3) 1% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note B. Note B is secured against all of the assets of the Company and its Subsidiaries. On June 30, 2015, Note B had a principal balance of $3,500,000.

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

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lienon all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) non-compete agreements with certain executive officers of the Company, and (4) the assignment to C3 of key-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.5 to 1, and a net debt to EBITDA ratio of 3 to 1 for the year of 2015, dropping to 2.75 to 1 for the year 2016. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of the current date the Company was in compliance with its financial covenants with the exception that net debt to EBITDA exceeded the ratio of 3 to 1 for all quarters of 2015. C3 has waived this covenant default for the entire year of 2015. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

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

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000.00 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. in the amount of $5,500,000 on January 16, 2015. A principal balance of $500,000 remains on Note A. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty, of which $125,000 was paid to C3 on August 25, 2015. The remaining $125,000 was due in installments during the fourth quarter of 2015 during which $25,000 was paid and the remainder was accrued.

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

On the Effective Date, the Company paid $250,000 due and payable on the Prince Note. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company agreed to pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $30,000,000 for calendar year 2015, the Company will make a one-time payment of $130,000 for interest recoupment. If aggregate gross sales do not exceed $30,000,000 for calendar year 2015 but exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. On June 30, 2015, the Prince Note had a principal balance of $251,900 remaining.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2015 may not be indicative of the results for the entire year.

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

The United States Department of Defense ("DOD") represented approximately 13.1% of the Company's total sales for the six months ended June 30, 2015. PACCAR Inc represented approximately 21.4% of the Company's total sales for the six months ended June 30, 2015. No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Results from Operations for six months ending June 30, 2015

The Company's revenues increased approximately 3.2% or $438,122 for six months to $13,933,319 from $13,495,197 in the comparable period last year.

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

The Company's gross profit decreased approximately 5.0% or $155,607 for the six months to $2,963,206 from $3,118,813 in the comparable period last year. This is largely a result additional reserves taken for obsolete inventory.

The Company's total operating expenses decreased 23.9% or $688,914 for the six months to $2,196,422 from $2,885,336 in the comparable period last year. This is largely a result of reductions in staff and third party consultants.

The Company's accounts receivable have increased by approximately $1,216,000 to $3,136,000 at June 30, 2015 from $1,920,000 at December 31, 2014; this difference is due to mainly to sales and normal deviations in customer payments. The Company's inventory has decreased approximately $134,000 as of June 30, 2015 from December 31, 2014, partially due to an increase in reserves for inventory obsolescence.

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

The material weaknesses are as follows:

•

A lackof sufficient resources including a designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

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

Our management has conducted, with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, an assessment of our internal control over financial reporting as of June 30, 2015. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of June 30, 2015, internal controls over financial reporting are not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Dated: April 18, 2016	By:	/s/ John F. Wachter
John F. Wachter
Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

