Form 10-Q
period 2015-09-30
Precision Aerospace Components, Inc.
filed 2016-04-22
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NA

Number of shares outstanding of the registrant's common stock, as of April 13, 2016: 99,501,998

Item 1. Financial Statements -

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$132,878	$65,613
Accounts receivable (net of allowance for doubtful accounts of $129,357 as of September 30, 2015 and December 31, 2014 respectively)	2,884,946	1,920,249
Inventories (net of reserve for obsolesence of $4,924,843 and $4,133,189 as of September 30, 2015 and December 31, 2014 respectively)	9,534,203	9,639,107
Other current assets	339,033	200,890

Total current assets	12,891,060	11,825,859

Property and equipment - net	33,280	38,065

Other assets - deposits	7,298	7,298

Total	$12,931,638	$11,871,222

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Line of credit	$5,928,617	$7,144,827
Accounts payable and accrued expenses	3,285,442	3,922,641
Current portion of term loan	-	729,167
Income taxes payable	134,912	80,807
Put option	416,800	-
Loans from shareholders	167,100	535,000

Total current liabilities	9,932,871	12,412,442

Long-term liabilities - Notes payable	3,664,811	-

Total liabilities	13,597,682	12,412,442

Stockholders' deficiency:
Preferred Stock A $.001 par value; 1,400,000 shares authorized 0 and 1,336,703 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively. Liquidation preference of $0.735 per share (total of $982,477)	-	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized 0 shares issued and outstanding.	-	-
Preferred Stock C $.001 par value; 4,825,000 shares authorized Liquidation preference of $0.735 per share (total of $3,387,376)	-	-
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 99,501,998 and 4,471,349 shares issued and outstanding, respectively.	99,502	4,472
Additional paid-in capital	11,894,048	11,507,209
Accumulated deficit	(12,659,594)	(12,058,846)
Total stockholders' equity (deficiency)	(666,044)	(545,828)

Total liabilities and stockholders' equity (deficiency)	$12,931,638	$11,871,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	FOR THE NINE MONTHS		FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2015	2014	2015	2014

Net revenue	$21,283,284	$20,089,930	$7,349,965	$6,594,733

Cost of goods sold	16,916,751	15,631,873	5,946,638	5,255,489

Gross profit	4,366,533	4,458,057	1,403,327	1,339,244

Operating expenses:
General and administrative expenses	3,156,916	3,815,573	1,052,653	1,213,913
Professional and consulting fees	151,653	389,995	73,385	116,784
Depreciation and amortization	18,421	15,890	4,530	5,425
Total operating expenses	3,326,990	4,221,458	1,130,568	1,336,122

Income before other income (expense)	1,039,543	236,599	272,759	3,122

Other income (expense)
Interest expense - net	(1,327,970)	(549,524)	(799,174)	(190,061)
Change in fair value put option	(251,150)	-	(251,150)	-
Other income	2,359	-	-	-

Total	(1,576,761)	(549,524)	(1,050,324)	(190,061)

Loss before provision for income taxes	(537,218)	(312,925)	(777,565)	(186,939)

Provision for income taxes	(63,530)	(58,323)	370	(38,692)

Net loss applicable to common stockholders	$(600,748)	$(371,248)	$(777,195)	$(225,631)
Net loss per share applicable to common stockholders basic and diluted	$(0.01)	$(0.09)	$(0.01)	$(0.05)
Weighted average shares outstanding basic and diluted	94,280,534	4,360,909	99,501,998	4,471,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net loss	$(600,748)	$(371,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,421	15,890
Writeoff of deferred financing costs	404,348	-
Change in fair value put option	251,150
Stock based compensation	-	15,497
Inventory writedown	791,438	582,861
Changes in assets and liabilities:
Increase in accounts receivable	(964,697)	(555,890)
Increase in inventory	(686,534)	(940,570)
Increase in other assets	(138,143)	(175,760)
Increase in taxes payable	54,105	75,587
(Decrease) increase in accounts payable and accrued expenses	(646,659)	926,591
Net cash used in operating activities	(1,517,319)	(427,042)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,574)	(2,036)
Net cash used in investing activities	(4,574)	(2,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from line of credit	(1,216,210)	1,587,896
Payments on term loan payable	(729,167)	(937,501)
Net proceeds from notes payable	3,470,512	-
Payments on shareholders loans	(367,900)	-
Proceeds from issuance of common stock	431,923	-
Net cash provided by financing activities	1,589,158	650,395
INCREASE IN CASH AND CASH EQUIVALENTS	67,265	221,317

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	65,613	68,778

CASH AND CASH EQUIVALENTS - END OF PERIOD	$132,878	$290,095

Cash paid during the period for:
Interest	$955,592	$549,524
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for closing costs	$44,000	$-
Put option with note payable	$165,650	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company's opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company's Comprehensive Annual Report on Form 10-K filed on December 22, 2015.

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

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. In 2013, the Company increased its inventory reserve in the amount of approximately $2,900,000. In 2014, the Company increased its inventory reserve in the amount of approximately $900,000. The Company has adopted an inventory reserve methodology that factors age of a part in relation to value. As of December 31, 2014 and September 30, 2015, the inventory reserve was $4,133,189 and $4,924,843, respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of September 30, 2015, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

Concentration of Credit Risk

For the nine month period ending September 30, 2015, sales to the The United States Department of Defense accounted for 17.1% of total sales, versus 19.8% of sales for the prior nine month period ending September 30, 2014.

For the nine month period ending September 30, 2015 sales to PACCAR accounted for 20.4% of total sales, versus 19.8% of sales for the prior nine month period ending September 30, 2014.

No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Concentration of Suppliers

The Company's top twenty suppliers represent approximately 78.8% of product distributed for the nine months ending September 30, 2015. The Company's top twenty suppliers represent approximately 74.9% of product distributed for the nine months ending September 30, 2014. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 49.6% of product distributed for the nine months ending September 30, 2015. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 41.6% of product distributed for the nine months ending September 30, 2014. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

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

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company's financial situation. The Company recorded debt discount of $165,650 based on the C3 Put's fair value at issuance on January 16, 2015. This amount will be amortized over the life of the Company's five year subordinated notes. As of September 30, 2015, the Company's valuation estimate for the C3 Put was $416,800.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2015, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Note A will accrue at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. If Note A principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 5% of the amount prepaid until the first anniversary of Note A, (2) 4% of the amount prepaid after the first anniversary until the second anniversary of Note A, (3) 3% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note A, (4) 2% of the amount prepaid after third anniversary of Note A until the fourth anniversary of Note A, and (5) 1% of the amount prepaid after the fourth anniversary of Note A until the Maturity Date. Note A is secured against all of the assets of the Company and its Subsidiaries. On September 30, 2015, Note A had a principal balance of $500,000.

Note B will accrue at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. If Note B principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 3% of the amount prepaid until the first anniversary of Note B, (2) 2% of the amount prepaid after the first anniversary until the second anniversary of Note B, and (3) 1% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note B. Note B is secured against all of the assets of the Company and its Subsidiaries. On September 30, 2015, Note B had a principal balance of $3,500,000.

Under the Securities Purchase Agreement, so long as Note A remains outstanding, C3 will have the right to control the Company's board of directors, which will be limited to no more than five (5) members during this time. Once Note A is paid in full and for so long as Note B remains outstanding, C3 will have the right to elect and control one (1) member seat of the Company's board.

The Company has granted C3 a put right under the Securities Purchase Agreement for the Common Stock C3 has received (whether by purchase or grant) at any time after the earlier to occur of (1) the fifth (5th) anniversary of the closing of the Securities Purchase Agreement for Common Stock (for Granted Equity), (2) the seventh (7th) anniversary of the closing of the Securities Purchase Agreement (for Purchased Equity), (3) payment in full of the amounts owed under Note A and Note B, or (4) upon an Event of Default, as defined in the Securities Purchase Agreement. The put right may be exercised by C3 for all or a portion of the Common Stock at an agreed upon valuation of the Company.

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

On September 30, 2015, the Revolving Loan had a principal balance of $5,928,617.

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

5. RELATED PARTY TRANSACTIONS

During April 2013, our former primary shareholder and former CEO entered into a short term agreement to make a loan to the Company (the "Prince Note"). The outstanding balance for the loan is approximately $0.535 million with an original maturity date of October 14, 2013. The loan had a stated interest rate of 10%. These funds were used in order to satisfy certain vendor obligations. The loans were to be collateralized by certain inventory purchases to be held by the shareholder. The inventory would be available to be sold by the Company in the normal course of business. . All amounts borrowed by the Company are considered loans for accounting purposes and are repayable on demand from available operating funds. These loans were approved by Newstar.

On the Effective Date, the Company paid $250,000 due and payable on the Prince Note. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company agreed to pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $30,000,000 for calendar year 2015, the Company will make a one-time payment of $130,000 for interest recoupment.If aggregate gross sales do not exceed $30,000,000 for calendar year 2015 but exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. On September 30, 2015, the Prince Note had a principal balance of $167,100 remaining.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2015 may not be indicative of the results for the entire year.

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

The United States Department of Defense ("DOD") represented approximately 17.1% of the Company's total sales for the nine months ended September 30, 2015. PACCAR Inc represented approximately 20.4% of the Company's total sales for the nine months ended September 30, 2015. No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

Results from Operations for nine months ending September 30, 2015

The Company's revenues increased approximately 5.9% or $1,193,354 for nine months to $21,283,284 from $20,089,930 in the comparable period last year.

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

The Company's gross profit decreased approximately 2.1% or $91,524 for the nine months to $4,366,533 from $4,458,057 in the comparable period last year. This is largely a result additional reserves taken for obsolete inventory.

The Company's total operating expenses decreased 21.2% or $894,468 for the nine months to $3,326,990 from $4,221,458 in the comparable period last year. This is largely a result of reductions in staff and third party consultants.

The Company's accounts receivable have increased by approximately $965,000 to $2,885,000 at September 30, 2015 from $1,920,000 at December 31, 2014; this difference is due to mainly to sales and normal deviations in customer payments. The Company's inventory has decreased approximately $105,000 as of September 30, 2015 from December 31, 2014, partially due to an increase in reserves for inventory obsolescence.

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

Our management has conducted, with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, an assessment of our internal control over financial reporting as of September 30, 2015. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of September 30, 2015, internal controls over financial reporting are not effective.

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

PRECISION AEROSPACE COMPONENTS, INC.

Dated: April 21, 2016	By:	/s/ John F. Wachter
John F. Wachter
Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	Interactive data files pursuant to Rule 405 of Regulation S-T

