Form 10-K
period 2015-12-31
Precision Aerospace Components, Inc.
filed 2016-05-24
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's second quarter ending June 30, 2015 was $137,400.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as the latest practicable date: as of May 20, 2016: 99,501,998.

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

On January 16, 2015, Precision Group Holding, LLC "PGH" or "Holdings" and Capital Partners III L.P "C3" refinanced the outstanding debt of the Company and purchased approximately 77,791,534 newly issued shares of restricted Common Stock of the Company and C3 was granted 8,000,000 of restricted common stock of the Company, collectively representing approximately 86.22% of the outstanding shares of Common Stock of the Company. The Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Upon the additional issuance of common stock, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company.

In first quarter of 2016, Precision's wholly owned subsidiary, Freundlich, was merged into Aero-Missile Components, Inc. ("Aero-Missile") and Precision's wholly owned subsidiary, Tiger-Tight Corp. ("Tiger-Tight") was merged into Creative Assembly Systems, Inc. ("Creative Assembly"). Precision will continue to use the Freundlich and Tiger-Tight trade names.

Overview of Business

The Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.

The Company's operations are carried out through its wholly-owned distribution subsidiaries, Aero-Missile and Creative Assembly. Aero-Missile has a stocking distributor relationship with a number of United States fastener manufacturers and sells high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense ("Department of Defense"). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Tiger-Tight was the exclusive North American master distributor of the Tiger-Tight locking washer. In the first quarter of 2015, the Company cancelled the master distribution agreement due to lack of sales. The Company will continue to evaluate opportunities to supply the product into production, but without the master distributor agreement.

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

Customers

In the years 2015 and 2014, the Company sold approximately 17.9% and 11% of its products to the Department of Defense, respectively. All of these products were sold for maintenance, repair and operations functions. Precision shipped to various government installations across the United States.

In the years 2015 and 2014, the Company sold approximately 20.1% and 21% of its products to PACCAR, Inc, respectively. All of these products were sold for manufacturing, repairs, and maintenance of trucks.

No other customers represented more than 10 percent of total sales in 2015.

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

•

As an authorized stocking distributor for the premier domestic manufacturers, the Company is able to maintain relationships with customers not generally available to the industry. Many manufacturers in the past several years have consolidated their network of authorized distributors.

•	As a certified government supplier, also known as "Qualified Supplier/List Distributor," ("QSLD") the Company faces less competition when quoting certain orders.

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

Employees

As of December 31, 2015, the Company had 43 employees, of whom 2 were part-time. We believe our employee relations are very good.

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

As of December 31, 2015, we have only 95 record holders of our common stock. We may choose to file a Form 15 with the SEC, which would suspend our SEC reporting obligations until the number of record holders of our common stock exceeded 300. Suspending our reporting obligations could adversely affect the liquidity and price of our common stock.

Our common stock may be affected by limited trading volume and the price of our shares may fluctuate significantly, which cumulatively may affect shareholders' ability to sell shares of our common stock

As of December 31, 2015, two shareholders Precision Group Holdings LLC ("PGH") and C3 Capital Partners III L.P ("C3") collectively own 86.22% of our common stock and are currently restricted from selling their shares. In addition, pursuant to the Transactions, the Company is obligated to issue additional shares to PGH and C3, so as to give them a collective ownership of 98.1% of our common stock. There has been a limited public market for our common stock. A more active trading market for our common stock may not develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

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

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock currently trades on the OTC: BB and OTC: Pink under the trading symbol "PAOS".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2014 as reported on the web site Nasdaq.com. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	PRICES
	HIGH	LOW
2014
First Quarter	$.27	$.14
Second Quarter	$.17	$.08
Third Quarter	$.16	$.10
Fourth Quarter	$.16	$.06

2015
First Quarter	$0.08	$0.03
Second Quarter	$0.03	$0.01
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.02	$0.01

Pursuant to the Transactions (as defined below in the section "Emergency Refinancing"), the majority of the holders of the Series A (1,400,000 shares authorized) and Series C Convertible Preferred Stock (4,825,000 shares authorized) agreed to amend the respective Statements of Designations to provide for the automatic conversion of the Series A and Series C shares at a ratio of 1.554 shares for each share of Preferred Stock. Pursuant to the Transaction, 1,336,703 outstanding shares of Series A were automatically converted into 2,077,236 shares of common stock and 4,608,675 outstanding shares of Series C were automatically converted into 7,161,879 shares of common stock. As of the date of this filing, there are no shares of Series A, Series B or Series C Convertible Preferred Stock outstanding.

As of December 31, 2015, the Company was authorized to issue 100,000,000 shares of common stock with a $0.001 par value. Pursuant to the Transactions, the Company issued 85,791,534 common stock shares to PGH and C3 on January 16, 2015. As of December 31, 2015, there were 95 holders of record of the Company's common stock and 99,501,998 shares issued and outstanding. In addition, the Company is obligated to increase the number of authorized shares to 800,000,000 shares of common stock with a $0.001 par value and issue additional shares of common stock to PGH and C3 so as to give them collective ownership of 98.1% of the outstanding shares of common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of the Company's or management's beliefs, expectations, goals and plans. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

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

Borrowings under the Newstar Credit Agreement bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, or (ii) adjusted one-month LIBOR, plus 3.5%. The interest margin for each such type of borrowing varied from 1.50% to 7.60%, depending on the Company's Fixed Charge Coverage Ratio. As of December 31, 2014, the interest rate on the Newstar Term Loan was 11.1%. As of December 31, 2014 the Newstar Revolving Loan the interest rate was 8%.

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

As of December 31, 2014, approximately $7,896,263 was outstanding, of which $729,166 was the term loan, at a weighted interest rate of 8.30%. All Newstar debt was due May 25, 2015.

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

The Newstar Credit Agreement contained certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; and (iii) a required minimum consolidated adjusted EBITDA.The obligations of the Company and its subsidiaries under the Newstar Credit Agreement were secured by liens on and security interests in all or substantially all assets of the Company and its subsidiaries, including a pledge of 100% of the subsidiaries of the Company.

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

Emergency Refinancing

On or about January 10, 2015, the Company contacted Polymathes Capital about avoiding the foreclosure sale scheduled for January 17, 2015. On January 16, 2015 (the "Effective Date"), the Company together with all of its wholly owned subsidiaries, entered into definitive agreements with Precision Group Holdings LLC ("PGH" or "Holdings") and C3 Capital Partners III L.P. ("C3") to effectuate a series of transactions to recapitalize the Company (the "Transactions" or the "Emergency Refinancing"). As part of the Transactions, on the Effective Date, PGH and C3 purchased 77,791,534 newly issued shares of restricted Common Stock of the Company for $431,923. In addition, C3 was granted 8,000,000 newly issued shares of restricted Common Stock of the Company in consideration for providing two loans to the Company in the aggregate amount of $9,000,000. The newly issued shares collectively represent approximately 86.22% of the outstanding shares of Common Stock of the Company. Pursuant to the Transactions, the Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue an additional grant of equity to C3 of 51,825,111 shares of Common Stock and sell an additional 595,988,880 shares of Common Stock to PGH and C3 for a total purchase price of $68,257. Upon the consummation of the Transactions, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company. The Company anticipates increasing its authorized shares shortly after the filing of this Form 10-K with the Securities and Exchange Commission.

On the Effective Date, the Company paid $250,000 due and payable on that certain outstanding debt (the "Prince Note") with Andrew Prince, former president and chief executive officer and current director of the Company. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company will pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $30,000,000 for calendar year 2015, the Company will make a one-time payment of $130,000 for interest recoupment. If aggregate gross sales do not exceed $30,000,000 for calendar year 2015 but exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. As of December 31, 2015, the Prince Note had a principal balance of $122,790.

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

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lien on all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) non-compete agreements with certain executive officers of the Company, and (4) the assignment to C3 of key-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.5 to 1, and a net debt to EBITDA ratio of 3 to 1 for the year of 2015, dropping to 2.75 to 1 for the year 2016. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of December 31, 2015 the Company was in compliance with its financial covenants with the exception that net debt to EBITDA exceeded the ratio of 3 to 1 for all quarters of 2015. C3 has waived this covenant default for the entire year of 2015. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

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

Stock Purchase Agreement

On the Effective Date, concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Stock Purchase Agreement by and among Andrew S. Prince, Donald Barger, and David Walters (the "Precision Shareholders"), and C3 and PGH (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, Holdings and C3 agreed to purchase a total of 673,780,414 restricted shares of Common Stock for an aggregate purchase price of $500,000 in two installments. The First Closing occurred on the Effective Date resulting in an issuance of 21,003,714 shares of restricted Common Stock to C3 for a purchase price of $116,571 and 56,787,820 shares of restricted Common Stock to Holdings for a purchase price of $315,172. The Second Closing is to occur between 20 and 22 calendar days from the date the necessary disclosures are distributed to Company shareholders in connection with the Certificate Amendment (described below). Upon the Second Closing, the Company shall issue the number of shares of restricted Common Stock to C3 and Holdings to cause C3 and Holdings to collectively own 90.1% of the outstanding shares of Common Stock on a fully diluted basis for a purchase price equal to $68,257. The issuance and sale of the restricted shares of Common Stock in each installment was, or will be in the case of the second installment, a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Management Services Agreement

On January 16, 2015, the Company and Polymathes Capital, LLC, an affiliate of Holdings, ("Consultant"), entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. Messrs John Wachter and William Golden are also affiliates of Polymathes Capital and Holdings. The consulting fee is $100,000 per annum, payable in monthly increments.

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

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. in the amount of $5,500,000 on January 16, 2015. A principal balance of $500,000 remains on Note A. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty, of which $150,000 has been paid to C3. The remaining $100,000 has been accrued as of December 31, 2015.

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

The WBCC Credit Agreement contains certain financial covenants, including a minimum 1.1 to 1.0 fixed charge coverage ratio. As of December 31, 2015, the Company is in compliance with its covenants.

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

On December 31, 2015, the Revolving Loan had a principal balance of $5,737,473.

Results of Operations

During 2015, the Company sales compared to 2014 sales were up approximately 3.8%. The main driver of sales since 2012 has been related to the growth in our heavy truck market. While there has been increased activity in the commercial aerospace market, our sales to the Department of Defense have continued to show weakness over the past few year.

In 2015, the Company experienced normal lead times for product deliveries. While the Company believes that its supply chain will continue to operate without major interruption, the Company's management periodically assesses each supplier.

For the year 2015 and 2014, the Company has recorded several write downs of inventory as outlined below in "Inventory Reserve for Obsolescence". Gross profit margins, after accounting for inventory reserves were 19.3% and 23.6% for 2015 and 2014, respectively. Gross profit margins deteriorated for two primary reasons. First, the Company continues to reserve for obsolete inventory. Second, the aerospace fastener market has seen an increase in competitiveness on pricing to our customers. Operating expenses in 2015 declined by 21.8% compared to 2014. The primary reason for the decrease in operating expenses is the elimination of several positions at the Company, as well as, a decrease in dependence on outside consultants that previous management required. Interest cost was up 80% in 2015 compared to 2014, as a result of one-time charges for the refinancing transactions that occurred in 2015. An increase in value for C3's put caused an increase in non-cash charges for the Company. Changes in the put value have and will continue to have an impact on net income.

Inventory Reserve for Obsolescence

In 2014, the Company increased their inventory reserve in the amount of approximately $900,000. In 2015, the Company increased their inventory reserve in the amount of approximately $1,050,000. The Company has adopted an inventory reserve methodology that factors age of a part in relation to value. The Company believes that the longer that a part sits on the shelf; the likelihood that it will not ever sell is increasing.

The results of the Company's operations in 2015 show losses before provision for income taxes of approximately ($1,326,808). The Company reserved for obsolete inventory of approximately $1,050,000 in 2015.

Off-Balance Sheet Arrangements

None.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

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

The following are the Company's critical accounting policies:

•

Inventory - Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. Inventory consists of finished goods for resale at year end 2014 and 2015. Information on inventory reserves can be found in the notes to the consolidated financials.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Precision Aerospace Components, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Precision Aerospace Components, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2015. Precision Aerospace Components, Inc. and subsidiaries' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Aerospace Components, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

Marlton, New Jersey

May 24, 2016

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$81,941	$65,613
Accounts receivable (net of allowance for doubtful accounts of $129,357 and $129,357 as of December 31, 2015 and 2014 respectively)	2,121,771	1,920,249
Inventories (net of reserve for obsolesence of $5,185,820 and $4,133,189 as of December 31, 2015 and 2014 respectively)	9,706,458	9,639,107
Other current assets	143,946	200,890

Total current assets	12,054,116	11,825,859

Property and equipment - net	15,741	38,065

Other assets	7,298	7,298

Total	$12,077,155	$11,871,222

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Commitments:

Current liabilities:
Line of credit	$5,737,473	$7,144,827
Accounts payable and accrued expenses	3,203,885	3,922,641
Current portion of term loan	-	729,167
Income taxes payable	127,735	80,807
Put option	565,342	-
Loan from shareholder	122,790	535,000

Total current liabilities	9,757,225	12,412,442

Long-term liabilities - notes payable	3,768,076	-

Total liabilities	13,525,301	12,412,442

Stockholders' deficiency:
Preferred Stock A $.001 par value; 1,400,000 shares authorized, 0 and 1,336,703 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively. Liquidation preference of $0.735 per share	-	1,337
Preferred Stock B $.001 par value; 2,900,000 shares authorized 0 shares issued and outstanding.	-	-
Preferred stock C $.001 par value; 4,825,000 shares authorized, 0 and 4,608,675 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively. Liquidation preference of $0.735 per share	-	4,608
Common stock, $.001 par value; 100,000,000 shares authorized at December 31, 2015 and 2014; 99,501,998 and 4,471,349 shares issued and outstanding, respectively	99,502	4,472
Additional paid-in capital	11,894,047	11,507,209
Accumulated deficit	(13,441,695)	(12,058,846)

Total stockholders' deficiency	(1,448,146)	(541,220)

Total liabilities and stockholders' deficiency	$12,077,155	$11,871,222

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Net revenue	$26,951,628	$26,326,124

Cost of goods sold	21,682,727	20,138,350

Gross profit	5,268,901	6,187,774

Operating expenses:
General and administrative expenses	4,215,601	5,280,519
Professional and consulting fees	285,083	489,067
Depreciation and amortization	27,782	18,107
Total operating expenses	4,528,466	5,787,693

Income before other income (expense)	740,435	400,081

Other income (expense)
Interest expense - net	(1,669,910)	(927,253)
Change in fair value put option	(399,692)	-
Other income	2,359	-
	(2,067,243)	(927,253)

Loss before provision for income taxes	(1,326,808)	(527,172)

Provision for income taxes	(56,041)	(93,653)

Net loss applicable to common stockholders	$(1,382,849)	$(620,825)
Net loss per share applicable to common stockholders basic and diluted	(0.01)	(0.14)
Weighted average shares outstanding basic and diluted	95,607,299	4,388,746

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock-Series A		Preferred Stock-Series C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2013	1,336,703	$1,337	4,608,675	$4,608	4,282,849	$4,283	$11,491,901	$(11,438,021)	$64,108

Stock issued for compensation	-	-	-	-	188,500	189	15,308	-	15,497

Net loss	-	-	-	-	-	-	-	(620,825)	(620,825)

Balance, December 31, 2014	1,336,703	$1,337	4,608,675	$4,608	4,471,349	$4,472	$11,507,209	$(12,058,846)	$(541,220)

Conversion of preferred shares	(1,336,703)	(1,337)	(4,608,675)	(4,608)	9,239,115	9,238	(3,293)	-	-

Stock issued in connection with notes payable	-	-	-	-	8,000,000	8,000	36,000	-	44,000

Issuance of common stock	-	-	-	-	77,791,534	77,792	354,131	-	431,923

Net loss	-	-	-	-	-	-	-	(1,382,849)	(1,382,849)

Balance, December 31, 2015	-	$-	-	$-	99,501,998	$99,502	$11,894,047	$(13,441,695)	$(1,448,146)

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,382,849)	$(620,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,782	18,107
Writeoff of deferred financing costs	422,785	-
Stock based compensation	-	15,497
Change in fair value put option	399,692	-
Inventory writedown and reserve	1,052,631	899,599
Change in allowance for doubtful accounts	-	57,840
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(201,522)	11,991
Increase in inventory	(1,119,982)	(1,617,701)
Decrease (increase) in other current assets	56,944	(42,840)
Increase in income taxes payable	46,928	80,807
Decrease in other assets	-	(729)
(Decrease) increase in accounts payable and accrued expenses	(718,756)	713,796
Net cash used in operating activities	(1,416,347)	(484,458)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,642)	(2,034)
Net cash used in investing activities	(5,642)	(2,034)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds on line of credit	(1,407,354)	483,327
Payments on term loan payable	(729,167)	-
Net proceeds from notes payable	3,555,125	-
Payments on shareholder loan	(412,210)	-
Proceeds from issuance of common stock	431,923	-
Net cash provided by financing activities	1,438,317	483,327
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,328	(3,165)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	65,613	68,778

CASH AND CASH EQUIVALENTS - END OF PERIOD	$81,941	$65,613

Cash paid during the period for:
Interest	$1,255,507	$663,071
Income taxes	$21,365	$52,922

Non-cash investing and financing activities:
Issuance of common stock for closing costs	$44,000	$-
Shareholder put option	$165,650	$-

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On January 16, 2015, Precision Group Holdings LLC ("PGH" or "Holdings") and C3 Capital Partners III, L.P. ("C3") refinanced the outstanding debt of the Company and purchased approximately 85,791,534 newly issued shares of restricted Common Stock of the Company representing approximately 86.22% of the outstanding shares of Common Stock of the Company. The Company will increase its authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Upon the additional issuance of common stock subsequent to the filing of this annual report on Form 10-K, PGH and C3 will collectively own 98.1% of the shares of Common Stock of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts have been eliminated.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, the Company carries an allowance for doubtful accounts of approximately $129,357 as of December 31, 2015 and 2014. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of December 31, 2015 and 2014 the inventory reserve was $5,185,820 and $4,133,189, respectively. For the years 2015 and 2014, the Company wrote off $0 and $18,603, respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. At the end of 2015, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2015, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Shipping Costs

Shipping costs relating to sales were approximately $86,000 and $103,000 for the years ended December 31, 2015 and 2014, respectively, and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Stock Based Compensation Policy

During the year 2014 the Company issued shares to employees as compensation for work performed. During the year 2015, the Company did not issue shares to employees as compensation for work performed.

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

Concentration of Credit Risk

Sales to two customers totaled greater than 10% during 2015. The United States Department of Defense ("DOD") represented approximately 17.9% and 11% of the Company's total sales for the year ending December 31, 2015 and 2014, respectively. PACCAR Inc represented approximately 20.1% and 21% of the Company's total sales for the year ending December 31, 2015 and 2014, respectively. No other customer accounted for greater than 10% of the Company's total sales and the Company has no substantial concentrations of credit risk in its trade receivables.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Concentration of Suppliers

The Company's top twenty suppliers represented approximately 76% and 66% of product distributed for the year end December 31, 2015 and 2014, respectively. The Company's two largest suppliers, SPS Technologies and AVK, represented approximately 43.6% and 35% of product distributed for the year end December 31, 2015 and 2014. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

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

3. REFINANCING COSTS

During 2015 and 2014, the Company attempted to refinance the Newstar Facility, as well as raise additional capital to provide the Company financial stability.

Due Diligence Expenses

In 2014, in an attempt to refinance the Newstar Facility and raise additional capital, the Company spent approximately $105,000 for the year ending December 31, 2014 for due diligence expenses for potential lenders. These expenses were recognized in interest expense.

Variant Capital

Pursuant to certain requirements contained in the Eighth Amendment to the Newstar Facility, the Company retained Variant on May 13, 2014 as the Company's investment bank. Pursuant to the engagement letter executed between the Company and Variant, the Company, starting in June 2014 owed Variant a retainer of $10,000 per month. In addition, Variant was owed a transaction fee equal to 5% of the value of any recapitalization or refinancing transaction. In 2015, the Company paid $400,000 in total compensation to Variant in complete satisfaction of all amounts owed by the Company to Variant.

4. TERM LOAN, NOTE PAYABLE, LOAN FROM SHAREHOLDER AND LINE OF CREDIT

Term Loan

On May 25, 2012, in conjunction with the closing of the FDMC Acquisition, the Company entered into the $2.5 million Newstar Term Loan, with payments of interest only during the first year. The principal amount of the Newstar Term Loan was intended to be amortized over the last two years of the loan. The NewstarTerm Loan bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 5.60% to 6.10% or (ii) adjusted one-month LIBOR, but not less than 1.5%, plus a margin of 7.10% to 7.60%. The interest margin for each such type of borrowing varies depending on the Company's Fixed Charge Coverage Ratio.

As of December 31, 2014, $729,166 was outstanding at an interest rate of 11.1%. The term loan was refinanced in the emergency refinancing section as described below.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Loan From Shareholder

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

On the Effective Date, the Company paid $250,000 due and payable on the Prince Note. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company agreed to pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $30,000,000 for calendar year 2015, the Company will make a one-time payment of $130,000 for interest recoupment. If aggregate gross sales do not exceed $30,000,000 for calendar year 2015 but exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. On December 31, 2015, the Prince Note had a principal balance of $122,790 remaining.

On June 26, 2015, the Company entered into a short term agreement with C3 and PGH (both related parties) to provide $250,000 in the form of two $125,000 draws. The intent of the note was to provide short term financing to bridge the Company's cash flow needs. Prior to December 31, 2015, the entire note was repaid.

Revolving Funding Facility

During the years of 2015 and 2014, the Company had a revolving funding facility with Newstar pursuant to which it could draw up to $10,000,000 against eligible assets. The facility allowed for draws of up to eighty-five (85) percent of eligible accounts receivable or to eighty-five (85) percent of eligible inventory up to a maximum inventory advance amount of six million five hundred thousand dollars ($6,500,000); however the outstanding amount against eligible inventory was further limited to, an amount equal to 2.015 times the amount which could be drawn against the eligible accounts receivable. Eligible accounts receivable were, generally, those domestic accounts not outstanding for more than ninety (90) days or, for government accounts one hundred twenty (120) days and eligible inventory was inventory as determined by Newstar. Newstar used the net orderly liquidation value of the inventory as its determinant of the value of eligible inventory. The loan balance was secured by a first lien position on all of the Company's assets. The loan balance bore interest, at the Company's election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the prime lending rate, but not less than 3.25%, plus a margin of 1.50% to 2.00%, or (ii) adjusted one-month LIBOR but not less than 1.5%, plus a margin of 3.00% to 3.50%. The interest margin for each such type of borrowing varied depending on the Company's Fixed Charge Coverage Ratio. The facility was due May 25, 2015. The Facility was first amended on July 27, 2012. Subsequent amendments occurred on September 28, 2012 (Second Amendment), March 27, 2013 (Third Amendment), April 26, 2013 (Fourth Amendment), August 6, 2013 (Fifth Amendment), January 13, 2014 (Sixth Amendment), March 18, 2014 (Seventh Amendment), May 1, 2014 (Eighth Amendment), July 7, 2014 (Ninth Amendment), October 1, 2014 (Tenth Amendment), and October 28, 2014 (Eleventh Amendment).

As of December 31, 2014, approximately $7,144,827 million was outstanding at an interest rate of 8%. The revolving funding facility was refinanced in the emergency refinancing section as described below.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Emergency Refinancing

On January 16, 2015, the Company and its Subsidiaries entered into a Securities Purchase Agreement (the "Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 ("Note A"), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 ("Note B"), and (3) 8 million shares of unregistered Common Stock for a loan from C3.

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

The Company incurred approximately $631,000 in costs to obtain Note A and Note B. These costs have been accounted for as debt discount and are being accreted over the term of the notes. During 2015 the Company recognized approximately $103,000 of accretion reflected in interest expense on the accompanying consolidated statement of operations.

On the January 16, 2015, the Company paid the full amounts due under the Newstar Revolving Funding Facility and the Newstar term loan.

Under the Securities Purchase Agreement, so long as Note A remains outstanding, C3 will have the right to control the Company's board of directors, which will be limited to no more than five (5) members during this time. Once Note A is paid in full and for so long as Note B remains outstanding, C3 will have the right to elect and control one (1) member seat of the Company's board.

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lien on all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) non-compete agreements with certain executive officers of the Company, and (4) the assignment to C3 of key-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.5 to 1, and a net debt to EBITDA ratio of 3 to 1 for the year of 2015, dropping to 2.75 to 1 for the year 2016. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of December 31, 2015 the Company was in compliance with its financial covenants with the exception that net debt to EBITDA exceeded the ratio of 3 to 1 for all quarters of 2015. C3 has waived this covenant default for the entire year of 2015. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

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

As of December 31, 2015, Note A had a principal balance of $500,000. Principal is due January 16, 2020.

As of December 31, 2015, Note B had a principal balance of $3,500,000. Principal is due January 16, 2020.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. in the amount of $5,500,000 on January 16, 2015. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty, of which $150,000 was paid to C3, with the remaining $100,000 accrued as of December 31, 2015. The Company wrote off approximately $308,000 of debt discount to interest expense relating to the paydown of Note A.

In 2015, the Company spent $109,500 in due diligence, pre- closing, and closing costs related to establishing a line of credit with Webster Business Credit ("WBCC"), which is accounted for as debt discount and will be accreted over the term of the agreement. During 2015 the Company recognized approximately $12,000 of accretion reflected in interest expense on the accompanying consolidated statement of operations.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On December 31, 2015, the Revolving Loan had a principal balance of $5,737,473.

5. VARIOUS RELATED PARTY MATTERS

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

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has six facilities, which are primarily office and warehouse space. These facilities are all leased under operating leases, that are either month-to-month or less than one year in duration. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Litigation

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Employment Agreements

During 2010, the Company entered into an employment agreement with Andrew Prince, its former President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months' salary. During 2014, Andrew Prince earned approximately $210,000. On January 16, 2015, Andrew Prince resigned as President and Chief Executive Officer. In consideration for his resignation without termination payments, the Company entered into a two-year financial consulting agreement with Mr. Prince that entitles him to a minimum of $100,000 in consulting fees payable by January 16, 2017. There are various terms, conditions, and standard obligations related to this arrangement.

7. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

Significant components of the income tax provision are as follows:

	For the years ended December 31,
	2015	2014

Current income tax
Federal	$-	$-
State	56,041	93,653
City	-	-
Total Current income tax	56,041	93,653

Non current income tax
Federal		-
State	-	-
City	-	-
Total non current income tax	-	-

Total income tax	$56,041	$93,653

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The Company has an accumulated deficit of approximately $12.0 million and there are approximately $1,312,500 and $1,015,500 of net operating losses available to be used against Federal and state taxable income, respectively.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2015	2014

Expected federal statutory rate	(34.00)%	(34.00)%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	(4.2)%	(17.8)%
Permanent difference - amortization and disallowable expenses	(34.7)%	(20.0)%
Change in valuation allowance	76.1%	78.3%
Other	1.0%	11.3%

Effective income tax rate	4.2%	17.8%

The Company's deferred tax assets and liability relates to a temporary timing difference in long-term assets. With the deferred tax asset for December 31, 2015 and 2014 consisting of:

Deferred Tax Assets:

	December 31, 2015

Depreciation and amortization	2,698,300	42%	1,133,300
Decrease in inventory value	5,185,800	42%	2,178,000
Federal and state NOL	1,359,000	42%	570,800

Total	8,110,400		3,882,100
Less valuation allowance			(3,882,100)
Net Deferred Tax Assets			$-

	December 31, 2014

Depreciation and amortization	2,102,700	42%	883,100
Decrease in inventory value	4,749,100	42%	1,737,100
Federal and state NOL	1,258,600	42%	528,600

Total	7,217,700		3,029,300
Less valuation allowance			(3,029,300)
Net Deferred Tax Assets			$-

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The federal and state tax returns for the years ending December 31, 2011, 2012, and 2013 are currently open to audit by tax authorities under the statute of limitations for relevant federal and state jurisdications.

8. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2015	2014

Net income (loss) available to common stockholders used in basic EPS and diluted EPS	$(1,382,849)	$(620,825)

Weighted average number of common shares used in basic EPS	95,607,299	4,388,746

EPS
Basic	(0.01)	(0.14)
Diluted	(0.01)	(0.14)

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

DECEMBER 31, 2015

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

In 2015, no members of the Board of Directors received shares in compensation. In 2014, various members of the Board of Directors received a total of 15,000 shares as compensation.

In 2015 and 2014, $0 and $15,497 was recognized in conjunction with these issuances.

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

DECEMBER 31, 2015

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

C3 Put

C3, our subordinated lender, maintains their right to force the Company to repurchase its shares upon certain triggering events. The Company maintains a liability on its balance sheet that reflects the fair value of the put option. To arrive at this liability the Company performed a valuation based on comparable company metrics. This technique would be considered a Level 3 fair market value approach. The Company performed its valuation in accordance with FASB's "ASC 820 – Fair Value Measurements."

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company's financial situation. The Company recorded debt discount of $165,650 based on the C3 Put's fair value at issuance on January 16, 2015. This amount will be amortized over the life of the Company's five year subordinated notes. As of December 31, 2015, the Company's valuation for the C3 Put was $565,342.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

December 31, 2015
Beginning balance	$0
Issuance of put	$165,650
Mark to market adjustment	$399,692
Ending balance	$565,342

11. SUBSEQUENT EVENTS

On April 1, 2016, the Company announced Victor Mondo as the new Chief Executive Officer of the Company and as President of Aero-Missile Components, Inc., one of the Company's subsidiaries. Mr. Mondo will become the Chief Executive Officer of the Company upon the Company completing the filing of this Annual Report for 2015 with the Securities and Exchange Commission. John F. Wachter will remain the interim Chief Executive Officer until such filing is completed. Mr. Mondo has assumed the role of President of Aero-Missile Components, Inc. as of April 1, 2016.

On or about January 21, 2016, Freundlich Supply Company, Inc., a wholly-owned subsidiary of the Company was merged into Aero-Missile Components, Inc. another wholly owned subsidiary of the Company. The Company intends to keep using the Freundlich trade name.

On or about March 3, 2016, Tiger-Tight Corp., a wholly-owned subsidiary of the Company was merged into Creative Assembly Systems, Inc. another wholly-owned subsidiary of the Company. The Company intends to keep using the Tiger-Tight trade name.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2015 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

Our management has conducted, with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, an assessment of our internal control over financial reporting as of December 31, 2015. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of December 31, 2015, internal controls over financial reporting are not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2014:

Name	Age	Position	With Company Since
Alexander Kreger	72	Director and Chairman of the Board	2006
Andrew S. Prince	72	President and CEO, Principal Financial Officer and Director	2006, Officer since 2007
Donald Barger	72	Secretary and Director	2008
David Walters	53	Director	2006

Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2015:

Name	Age	Position	With Company Since
John F. Wachter	34	Chairman of the Board, interim-CEO	2015
William J. Golden	39	Secretary and Director	2015
Donald Barger	73	Director	2008

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

Andrew S. Prince

Mr. Prince served as President and Chief Executive Officer of the Company until January 16, 2015. Previously Mr. Prince was, and for the last five years has been, a principal of Prince Strategic Group LLC, a strategic advisory and merchant-banking group. Mr. Prince is former Deputy Assistant Secretary of the Navy (1981-1986); Mr. Prince is a director of Gibbs and Cox, a naval architectural and engineering firm. Mr. Prince is a graduate of the United States Naval Academy, Harvard Law School and Harvard Business School. Mr. Prince left the Board on December 22, 2015.

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

Mr. Barger was a member of the Company's Compensation Committee during 2014.

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

John F. Wachter

Mr. Wachter is one of the founders of Polymathes Capital LLC ("Polymathes Capital"). Polymathes Capital is located in Princeton, New Jersey. Previously, Mr.Wachter was an equity analyst for hedge fund. Mr. Wachter also serves as Chairman of Epolin Chemicals LLC, a specialty chemical manufacturer located in Newark, New Jersey. Mr. Wachter is a graduate of Princeton University.

Mr. Wachter is Chairman of the Board of Directors and a member of the Company's Audit and Compensation Committees.

William J. Golden

Mr. Golden is one of the founders of Polymathes Capital. Mr. Golden is an attorney admitted to practice law in the States of New York and New Jersey, and the Commonwealth of Pennsylvania. From 2006 to 2008, he was an attorney in the financial restructing department of Cadwalader, Wickersham & Taft, an international law firm based in New York, New York. Mr. Golden is a graduate of Princeton University, the London School of Economics and Political Science and the Fordham University School of Law.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year 2015, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)

John Wachter CEO and Director (1)	2015	$1.00

Richard McVaugh, President	2015	$191,861

(1) Mr. Wachter served as director of the Company, but without compensation for his director services.

On January 16, 2015, Mr. Prince resigned as CEO of the Company. On January 16, 2015, Messrs. Wachter and Golden became interim-CEO and interim-General Counsel, respectively. Annual base salary for each position is one dollar ($1.00).

Compensation of Directors

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Donald Barger	$1,000		$-	$-	$-	$-	$1,000

In full release of any and all claims against the Company, including any and all claims for accrued Board fees, former Board members Mr. Kreger and Mr. Walters were paid $17,500 and $13,900 respectively in February 2015. As of December 22, 2015, Mr. Prince was no longer a member of the Board.

Messrs. Wachter and Golden do not receive compensation for their role as Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company's Common Stock (its only voting securities) as of December 31, 2015:

TITLE OF CLASS	BENFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	Precision Group Holdings LLC	56,787,820	57.1

	C3Capital Partners III L.P.	29,003,714	29.2

	Andrew Prince	7,798,623	7.8

(b) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock of the Company by (i) each of the Company's Directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group, as of December 31, 2015.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	John Wachter, interim-CEO and Director	56,787,820	57.1%
	William Golden, General Counsel and Director	56,787,820	57.1%
	Donald Barger, Director	464,000	0.5%
	Andrew Prince	7,798,623	7.8%
	Directors and Executive Officers as a Group	57,251,820	57.5%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company

As of December 31, 2015, the date used to calculate the tables above, the Company had 99,501,998, shares of Common Stock outstanding and no shares of preferred stock outstanding.

As of December 31, 2015, all preferred shares had been converted into common shares at a ratio of 1.554 shares of common for each share of preferred. Below is a breakdown of ownership as of December 31, 2015, as well as, the calculation of ownership after the Company issues the mandatory additional shares to PGH and C3:

TITLE OF CLASS	BENFICIAL OWNER (1)	AMOUNT OF BENEFICAL OWNERSHIP, AS OF DECEMBER 31, 2015	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS, AS OF DECEMBER 31, 2015	BENEFICIAL PERCENT OF CLASS

COMMON STOCK	Precision Group Holdings LLC 20 Nassau Street, Ste 12 Princeton, NJ, 08542	56,787,820	491,859,702	57.1%	65.8%
	C3 Capital Partners III LP 1511 Baltimore Ave, Ste 500 Kansas City, MO 64108	29,003,714	241,745,823	29.1%	32.3%
	All other shareholders	13,710,464	13,710,464	13.8%	1.9%

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

As of December 31, 2015, no awards have been made pursuant to the 2011 Plan and the Company does not anticipate making any awards under the 2011 Plan in 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2015, Mr. Barger was an independent director. Messrs. Wachter and Golden serve as interim CEO and General Counsel, respectively. Messrs. Wachter and Golden are affiliates of PGH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2015 were: approximately $50,000 for 2014 and approximately $75,000 for 2015.

Audit Related Fees

There were no aggregate fees billed or to be billed for audit related services by the Company's independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14.

Tax Fees

The aggregate fees billed for professional services rendered by the Company's independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 and 2015 were $3,000 and $3,000.

All Other Fees

No fees were billed for products and services provided the Company's independent registered public accounting firms for the years ended December 31, 2014 and 2015.

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: May 24, 2016	By:	/s/ John F. Wachter
John F. Wachter Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Wachter	Chairman of the Board of Directors and Chief Executive Officer	May 24, 2016
John F. Wachter	(Principal Executive Officer and Principal Financial Officer)

/s/ William J. Golden	Director	May 24, 2016
William J. Golden

/s/ Donald Barger, Jr.	Director	May 24, 2016
Donald Barger, Jr.

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Series C Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.6	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company's Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

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

10.6	Credit Agreement between Precision Aerospace Components, Inc. as Borrower and Webster Business Credit Corporation, as Lender	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 1, 2015

10.7	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101	XBRL Interactive Data Files	Provided herewith

