Form 10-Q
period 2016-06-30
Precision Aerospace Components, Inc.
filed 2016-08-16
CIK 936446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

 _______________________________________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant's common stock, as of August 12, 2016: 747,315,989

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements -

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$48,549	$81,941
Accounts receivable (net of allowance for doubtful accounts of $129,357 as of June 30, 2016 and December 31, 2015, respectively.	2,477,813	2,121,771
Inventories (net of reserve for obsolesence of $5,594,232 and $5,185,820 at June 30, 2016 and December 31, 2015, respectively.	9,190,760	9,706,458
Other current assets	247,643	143,946

Total current assets	11,964,765	12,054,116

Property and equipment - net	96,578	15,741

Other assets:	7,298	7,298

Total	$12,068,641	$12,077,155

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Line of credit	$5,789,601	$5,737,473
Accounts payable and accrued expenses	2,720,245	3,203,885
Income taxes payable	178,071	127,735
Shareholder put option	411,192	565,342
Loan from shareholder	38,281	122,790

Total current liabilities	9,137,390	9,757,225

Long-term liabilities - notes payable	3,816,335	3,768,076

Total liabilities	12,953,725	13,525,301

Stockholders' deficiency:
Common stock, $.001 par value; 800,000,000 and 100,000,000 shares authorized and 747,315,989 and 99,501,998 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	747,316	99,502
Additional paid-in capital	11,317,653	11,894,047
Accumulated deficit	(12,950,053)	(13,441,695)

Total stockholders' deficiency	(885,084)	(1,448,146)

Total liabilities and stockholders' deficiency	$12,068,641	$12,077,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			FOR THE THREE
	FOR THE SIX MONTHS		MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2016	2015	2016	2015

Net revenue	$12,082,611	$13,933,319	$6,173,199	$7,175,080

Cost of goods sold	9,134,349	10,970,113	4,733,200	5,741,309

Gross profit	2,948,262	2,963,206	1,439,999	1,433,771

Operating expenses:
General and administrative expenses	1,970,240	2,104,263	1,000,938	1,070,018
Professional and consulting fees	160,687	78,268	89,758	31,918
Depreciation and amortization	5,047	13,891	2,086	4,353
Total operating expenses	2,135,974	2,196,422	1,092,782	1,106,289

Income before other income (expense)	812,288	766,784	347,217	327,482

Other income (expense):
Interest	(419,890)	(528,796)	(220,186)	(225,816)
Change in fair value put option	154,150	-	-	-
Other income	(692)	2,359	(692)	2,359
Total other income (expense)	(266,432)	(526,437)	(220,878)	(223,457)

Income before provision for income taxes	545,856	240,347	126,339	104,025

Provision for income taxes	(54,214)	(63,900)	(14,632)	(37,770)

Net income applicable to common stockholders	$491,642	$176,447	$111,707	$66,255
Net income per share applicable to common stockholders basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding basic and diluted	103,061,416	91,626,530	106,620,833	99,501,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$491,642	$176,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,047	13,891
Amortization of deferred financing fees	48,259	57,944
Stock compensation	3,163	-
Change in fair value put option	(154,150)	-
Inventory writedown and reserve	408,412	548,759
Changes in assets and liabilities:
(Increase) in accounts receivable	(356,042)	(1,215,416)
Decrease (Increase) in inventory	107,286	(414,979)
(Increase) in other current assets	(103,697)	(218,005)
Increase in income taxes payable	50,336	54,475
(Decrease) Increase in accounts payable and accrued expenses	(483,640)	74,460
Net cash provided by (used in) operating activities	16,616	(922,424)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(85,884)	(3,209)
Net cash used in investing activities	(85,884)	(3,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on line of credit	52,128	(7,144,827)
Net payments on term loan	-	(729,167)
Net proceeds from notes payable	-	8,578,558
Payments on shareholder loan	(84,509)	(33,100)
Proceeds from issuance of stock	68,257	431,923
Net cash provided by financing activities	35,876	1,103,387

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,392)	177,754

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,941	65,613

CASH AND CASH EQUIVALENTS - END OF PERIOD	$48,549	$243,367

Cash paid during the period for:
Interest	$388,931	$437,246
Income taxes	$4,195	$-

Non-cash investing and financing activities:
Issuance of common stock for closing costs	$-	$44,000
Shareholder put option	$-	$165,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

On January 16, 2015, Precision Group Holdings LLC ("PGH") and C3 Capital Partners III, L.P. ("C3") refinanced the outstanding debt of the Company and purchased approximately 85,791,534 newly issued shares of restricted Common Stock of the Company representing approximately 86.22% of the outstanding shares of Common Stock of the Company. On June 6, 2016 the shareholders of the Company approved a resolution to increase authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Also on June 6, 2016, the shareholders of the Company approved a resolution to deauthorize its Preferred A, B and C stock. Effective June 30, 2016, the Company issued 435,071,882 and 212,742,109 of restricted common stock to PGH and C3, respectively, resulting in the collective ownership of 98.1%.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company's opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2016 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year endedDecember 31, 2015 included in the Company's Annual Report on Form 10-K filed on May 24, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant estimates are the useful lives of tangible assets, reserves for inventory and accounts receivable and the valuation of shareholder put option.

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of December 31, 2015 and June 30, 2016, the inventory reserve was $5,185,820 and 5,594,232, respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of June 30, 2016, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

Concentration of Credit Risk

For the six month period ending June 30, 2016, sales to The United States Department of Defense accounted for 18.9% of total sales, versus 13.10% of sales for theprior six month period ending June 30, 2015. At June 30, 2016, the Department of Defense receivables were approximately $303,800, which accounted for 12.3% of total receivables. For the period ending June 30, 2015, the Department of Defense accounted for 5.6% of outstanding receivables.

For the six month period ending June 30, 2016 sales to PACCAR accounted for 18.2% of total sales, versus 21.40% of sales for the prior six month period ending June 30, 2015.

Concentration of Suppliers

The Company's top twenty suppliers represent approximately 74.60% of product distributed for the six months ending June 30, 2016. The Company's top twenty suppliers represent approximately 70.60% of product distributed for the sixmonths ending June 30, 2015. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 41.04% of product distributed for the six months ending June 30, 2016. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 35.40% of product distributed for the six months ending June 30, 2015. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2016, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue when product is shipped or when it is received by the customer, depending on the contractual terms.

3. LONG-TERM DEBT AND LINE OF CREDIT

Securities Purchase Agreement

On the January 16, 2015,(the "Effective Date"), the Company and its Subsidiaries entered into a Securities Purchase Agreement (the "Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 ("Note A"), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 ("Note B"), and (3) 8 million shares of unregistered Common Stock for a loan from C3.

Note A will accrue at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. If Note A principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 5% of the amount prepaid until the first anniversary of Note A, (2) 4% of the amount prepaid after the first anniversary until the second anniversary of Note A, (3) 3% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note A, (4) 2% of the amount prepaid after third anniversary of Note A until the fourth anniversary of Note A, and (5) 1% of the amount prepaid after the fourth anniversary of Note A until the Maturity Date. Note A is secured against all of the assets of the Company and its Subsidiaries. On June 30, 2016, Note A had a principal balance of $500,000.

Note B will accrue at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. If Note B principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 3% of the amount prepaid until the first anniversary of Note B, (2) 2% of the amount prepaid after the first anniversary until the second anniversary of Note B, and (3) 1% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note B. Note B is secured against all of the assets of the Company and its Subsidiaries. On June 30, 2016, Note B had a principal balance of $3,500,000.

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

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lienon all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) non-compete agreements with certain executive officers of the Company, and (4) the assignment to C3 ofkey-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.1 to 1, and a net debt to EBITDA ratio of 4.25 to 1 for the year of 2016, 4.25 to 1 for the year 2017; and dropping to 2.0 to 1 in each fiscal quarter thereafter. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of the current date the Company was in compliance with its financial covenants. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

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

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7,500,000 (the "WBCC Revolving Loan") by entering into a Credit Agreement (the "WBCC Credit Agreement") with Webster Business Credit Corporation, as Lender ("WBCC"). The Company's wholly owned subsidiaries, Freundlich Supply Company, Inc., Tiger-Tight Corp., Aero-Missile Components, Inc., and Creative Assembly Systems serve as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan may be used to finance working capital and other general corporate purposes.

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. in the amount of $5,500,000 on January 16, 2015. A principal balance of $500,000 remains on Note A. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty, of which $125,000 was paid to C3 on August 25, 2015. The remaining $125,000 was due in installments during the fourth quarter of 2015 during which $25,000 was paid and the remainder was accrued. As of June 30, 2016, $75,000 remains unpaid but is expected to be paid by the end of 2016.

Borrowings under the WBCC Credit Agreement bear interest, at the Company's election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%. For the three months ending June 30, 2016, the effective interest rate was 3.29%.

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

Additionally, the WBCC Credit Agreement contains a covenant which requires the Company to have implemented a new inventory management and accounting system by December 31, 2016. As of the current date, the Company is in the process of implementing the new inventory management and accounting systems.

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

As of June 30, 2016, the Revolving Loan had a principal balance of $5,789,601 net of the origination and transaction costs being amortized.

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

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company's financial situation. The Company recorded debt discount of $165,650 based on the C3 Put's fair value at issuance on January 16, 2015. This amount will be amortized over the life of the Company's five year subordinated notes. As of June 30, 2016, the Company's valuation estimate for the C3 Put was $411,192.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

June 30, 2016
Balance as of January 1, 2016	$565,342
Issuance of put	$-
Mark to market adjustment	$(154,150)
Balance as of June 30, 2016	$411,192

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

On April 1, 2016, the Company appointed Victor Mondo as President of Aero-Missile. Mr. Mondo became Chief Executive Officer of the Company on July 18, 2016. In connection with his appointment, the Company and Mr. Mondo entered into a written employment agreement (the "Employment Agreement") for an initial three-year term, which provides for the following compensation terms for Mr. Mondo. Pursuant to the Employment Agreement, Mr. Mondo will receive a base salary of $195,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Mondo is eligible for a cash bonus equal to 4% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. In addition, within 30 days following December 31, 2016, Mr. Mondo shall receive shares of the common stock of the Company equal to 3% of the total equity on a fully diluted basis, which will fully vest on December 31, 2018. Furthermore, Mr. Mondo is eligible to receive shares of common stock equal to up to 9% of the total equity on a fully diluted basis, subject to certain growth metrics for each annual period.

In addition, the Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Employment Agreement, his employment is terminated by the Company other than for "cause," death or disability or by Mr. Mondo for "good reason" (each as defined in the Employment Agreement), he would be entitledto (1) continuation of his base salary at the rate in effect immediately prior to the termination date for six (6) months following the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

On or about April 29, 2016, Rich McVaugh resigned as President of Aero-Missile and became a third-party consultant to the Company. The consulting agreement provides for compensation of $1,000 per week for six months.

5. RELATED PARTY TRANSACTIONS

During April 2013, our former primary shareholder and former CEO entered into a short term agreement to make a loan to the Company (the "Prince Note"). The outstanding balance for the loan was approximately $535,000 with an original maturity date of October 14, 2013. The loan had a stated interest rate of 10%. These funds were used in order to satisfy certain vendor obligations.

On the January 16, 2015, the Company paid $250,000 due and payable on the Prince Note. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company agreed to pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. As of June 30, 2016, the Prince Note had a principal balance of $38,281 remaining.

6. SUBSEQUENT EVENTS

On August 8, 2016, the Company filed a Preliminary Information Statement with the Securities and Exchange Commission in anticipation of a reverse stock split. The ratio is set at 1-for-250 shares of Common Stock, but the ratio is subject to change at the Board of Directors discretion. The Board also has the discretion to cancel the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company's competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption "Risk Factors" in the Company's10-K report for the year ended December 31, 2015 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the sixmonthsended June 30, 2016may not be indicative of the results for the entire year.

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

The Company's aerospace operations are carried out through its wholly-owned distribution subsidiary Aero-Missile, which has Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense ("Department of Defense"). Creative Assembly is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries. In the first quarter of 2016, Freundlich, was merged into Aero-Missile and Tiger-Tight was merged into Creative Assembly. Precision will continue to use the Freundlich and Tiger-Tight trade names.

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

The Company's subsidiary, Aero-Missile, is a Master Distributor for SPS Technologies FLEXLOC® Locknut product line. The Company is now achieving growing revenues from sales of the FLEXLOC® line which it anticipates will continue to grow as Aero-Missile continues to invest capital and efforts in this product line.

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

The United States Department of Defense represented approximately 18.9% of the Company's total sales for the six months ended June 30, 2016. PACCAR Inc represented approximately18.2% of the Company's total sales for the six months ended June 30, 2016. No other customer accounted for greater than 10% of the Company's total sales. At June 30, 2016, the Department of Defense receivables were approximately $303,800, which accounted for 12.3% of total receivables. For the period ending June 30, 2015, the Department of Defense accounted for 5.6% of outstanding receivables.

The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 41.04% of product distributed for the six months ending June 30, 2016. The Company's two largest suppliers, SPS Technologies and AVK, represent approximately 35.40% of product distributed for the six months ending June 30, 2015.

Results from Operations for six months ending June 30, 2016

The Company's revenues decreased approximately 13.3% or $1,850,708 for six months ended June 30, 2016 to $12,082,611 from $13,933,319 in the comparable period last year.

Government purchasing has declined during this quarter as the Department of Defense has dealt with uncertainties regarding its funding and the Company had raised some of its offering prices to accommodate transient higher goods costs necessitated by required purchases of smaller lots. Longer term, although a reduced Government purchasing schedule will impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government and reallocation of inventory investment will generally maintain present government sales levels. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company's gross profit decreased approximately 0.5% or $14,944 for the six months ended June 30, 2016 to $2,948,262 from $2,963,206 in the comparable period last year. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit.

The Company's total operating expenses decreased 2.8% or $60,448 for the six months June 30, 2016 to $2,135,974 from $2,196,422 in the comparable period last year. This is largely a result of reductions in staff and third party consultants.

The Company's accounts receivable have increased by approximately $356,042 to $2,477,813 at June 30, 2016 from 2,121,771 at December 31, 2015; this difference is due to mainly to sales and normal deviations in customer payments. The Company's inventory has decreased approximately $515,698 as of June 30, 2016 from December 31, 2015, partially due to better working capital management practices with a few key customers in conjunction with an increase in reserves for inventory obsolescence.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2016 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROSPACE COMPONENTS, INC.

Dated: August 15, 2016	By:	/s/ Victor Mondo
Victor Mondo
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

