Form 10-Q
period 2016-09-30
Precision Aerospace Components, Inc.
filed 2016-11-15
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant’s common stock, as of November 14, 2016: 298,900

Item 1. Financial Statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$58,238	$81,941
Accounts receivable (net of allowance for doubtful accounts of $129,357 as of September 30, 2016 and December 31, 2015, respectively.	2,240,607	2,121,771
Inventories (net of reserve for obsolesence of $5,866,818 and $5,185,820 at September 30, 2016 and December 31, 2015, respectively.)	8,461,235	9,706,458
Other current assets	326,425	143,946

Total current assets	11,086,505	12,054,116

Property and equipment - net	156,398	15,741

Other assets:	7,298	7,298

Total	$11,250,201	$12,077,155

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Line of credit	$5,387,098	$5,737,473
Accounts payable and accrued expenses	2,169,203	3,203,885
Income taxes payable	127,735	127,735
Shareholder put option	472,000	565,342
Loan from shareholder	-	122,790

Total current liabilities	8,156,036	9,757,225

Long-term liabilities - notes payable	3,834,186	3,768,076

Total liabilities	11,990,222	13,525,301

Stockholders' deficiency:
Common stock, $.001 par value; 800,000,000 and 100,000,000 shares authorized and 298,900 and 39,801 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	299	40
Additional paid-in capital	12,067,833	11,993,509
Accumulated deficit	(12,808,153)	(13,441,695)

Total stockholders' deficiency	(740,021)	(1,448,146)

Total liabilities and stockholders' deficiency	$11,250,201	$12,077,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	FOR THE NINE MONTHS		FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2016	2015	2016	2015

Net revenue	$18,007,110	$21,283,284	$5,924,499	$7,349,965

Cost of goods sold	13,777,689	16,916,751	4,643,340	5,946,638

Gross profit	4,229,421	4,366,533	1,281,159	1,403,327

Operating expenses:
General and administrative expenses	2,784,538	3,156,916	814,298	1,052,653
Professional and consulting fees	193,711	151,653	33,024	73,385
Depreciation and amortization	10,277	18,421	5,230	4,530
Total operating expenses	2,988,526	3,326,990	852,552	1,130,568

Income before other income (expense)	1,240,895	1,039,543	428,607	272,759

Other income (expense):
Interest	(694,735)	(1,327,970)	(274,845)	(799,174)
Change in fair value put option	93,342	(251,150)	(60,808)	(251,150)
Other income	(2,057)	2,359	(1,365)	-
Total other income (expense)	(603,450)	(1,576,761)	(337,018)	(1,050,324)

Income before provision for income taxes	637,445	(537,218)	91,589	(777,565)

Provision for income taxes	(3,903)	(63,530)	50,311	370

Net income applicable to common stockholders	$633,542	$(600,748)	$141,900	$(777,195)
Net income per share applicable to common stockholders basic and diluted	$4.96	$(15.93)	$0.47	$(19.53)
Weighted average shares outstanding basic and diluted	127,743	37,712	298,900	39,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$633,542	$(600,748)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,277	18,421
Amortization of deferred financing fees	66,110	404,348
Stock compensation	6,326	-
Change in fair value put option	(93,342)	251,150
Inventory writedown and reserve	680,998	791,438
Changes in assets and liabilities:
(Increase) in accounts receivable	(118,836)	(964,697)
Decrease (Increase) in inventory	564,225	(686,534)
(Increase) in other current assets	(182,479)	(138,143)
Increase in income taxes payable	-	54,105
Decrease in accounts payable and accrued expenses	(1,034,682)	(646,659)
Net cash provided by (used in) operating activities	532,139	(1,517,319)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(150,934)	(4,574)
Net cash used in investing activities	(150,934)	(4,574)
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(350,375)	(1,216,210)
Net payments on term loan	-	(729,167)
Net proceeds from notes payable	-	3,470,512
Payments on shareholder loan	(122,790)	(367,900)
Proceeds from issuance of stock	68,257	431,923
Net cash provided by financing activities	(404,908)	1,589,158

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,703)	67,265

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,941	65,613

CASH AND CASH EQUIVALENTS - END OF PERIOD	$58,238	$132,878

Cash paid during the period for:
Interest	$641,951	$955,592
Income taxes	$4,195	$-

Non-cash investing and financing activities:
Issuance of common stock for closing costs	$-	$44,000
Shareholder put option	$-	$165,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company's operations are carried out through its wholly-owned distribution subsidiaries, Aero-Missile Components, Inc. (“Aero-Missile”), Freundlich Supply Company, Inc. (“Freundlich”),Creative Assembly Systems, Inc. (“Creative Assembly”) and Tiger-Tight Corp. (“Tiger-Tight”). Aero-Missile and Freundlich both have stocking distributor relationships with a number of United States fastener manufacturers and sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Tiger-Tight was the exclusive North American master distributor of the Tiger-Tight locking washer.In the first quarter of 2015, the Company cancelled the master distribution agreement due to lack of sales. The Company will continue to evaluate opportunities to supply the product into production, but without the master distributor agreement. In the first quarter of 2016, Precision’s wholly owned subsidiary, Freundlich, was merged into Aero-Missile and Tiger-Tight was merged into Creative Assembly. Precision will continue to use the Freundlich and Tiger-Tight trade names.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

On January 16, 2015, Precision Group Holdings LLC (“PGH”) and C3 Capital Partners III, L.P. (“C3”) refinanced the outstanding debt of the Company and purchased approximately 85,791,534 (34,317 shares post-reverse split) newly issued shares of restricted Common Stock of the Company representing approximately 86.22% of the outstanding shares of Common Stock of the Company. On June 6, 2016 the shareholders of the Company approved a resolution to increase authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Also on June 6, 2016, the shareholders of the Company approved a resolution to deauthorize its Preferred A, B and C stock.Effective June 30, 2016, the Company issued 435,071,882 (174,028 post-reverse split) and 212,742,109 (85,096 post-reverse split) of restricted common stock to PGH and C3, respectively, resulting in the collective ownership of 98.1%.On October 18, 2016, the Company completed a 1-for-2500 reverse stock split. No fractional shares were issued. Shareholders received $0.02 in consideration for each “pre-split” share of a fractional share. Amounts for the Company’s historical (pre-reverse stock split) common stock including share and per share amounts have been retroactively adjusted using the respective ratio of 1-for-2500 in these financial statements, unless otherwise disclosed and indicated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed on May 24, 2016.

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

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of December 31, 2015 and September 30, 2016, the inventory reserve was $5,185,820 and $5,866,818, respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of September 30, 2016, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

Concentration of Credit Risk

For the nine month period ending September 30, 2016, sales to The United States Department of Defense accounted for 19.5% of total sales, versus 17.10% of sales for the prior nine month period ending September 30, 2015. At September 30, 2016, the Department of Defense receivables were approximately $282,392, which accounted for 12.6% of total receivables.

For the nine month period ending September 30, 2016 sales to PACCAR accounted for 18.5% of total sales, versus 20.4% of sales for the prior nine month period ending September 30, 2015. At September 30, 2016, PACCAR receivables were approximately $429,279, which accounted for 19.2% of total receivables.

Concentration of Suppliers

The Company’s two largest suppliers, SPS Technologies and AVK, represent approximately 38.41% of product distributed for the nine months ending September 30, 2016. The Company’s two largest suppliers, SPS Technologies and AVK, represent approximately 49.6% of product distributed for the nine months ending September 30, 2015. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2016, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue when product is shipped or when it is received by the customer, depending on the contractual terms.

3. LONG-TERM DEBT AND LINE OF CREDIT

Securities Purchase Agreement

On the January 16, 2015, (the “Effective Date”), the Company and its Subsidiaries entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 (“Note A”), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 (“Note B”), and (3) 8 million shares of unregistered Common Stock for a loan from C3.

Note A will accrue at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. If Note A principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 5% of the amount prepaid until the first anniversary of Note A, (2) 4% of the amount prepaid after the first anniversary until the second anniversary of Note A, (3) 3% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note A, (4) 2% of the amount prepaid after third anniversary of Note A until the fourth anniversary of Note A, and (5) 1% of the amount prepaid after the fourth anniversary of Note A until the Maturity Date. Note A is secured against all of the assets of the Company and its Subsidiaries. On September 30, 2016, Note A had a principal balance of $500,000.

Note B will accrue at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. If Note B principal is prepaid from a recapitalization of outside capital, a prepayment penalty will apply on the following schedule: (1) 3% of the amount prepaid until the first anniversary of Note B, (2) 2% of the amount prepaid after the first anniversary until the second anniversary of Note B, and (3) 1% of the amount prepaid after the second anniversary of Note A until the third anniversary of Note B. Note B is secured against all of the assets of the Company and its Subsidiaries. On September 30, 2016, Note B had a principal balance of $3,500,000.

Under the Securities Purchase Agreement, so long as Note A remains outstanding, C3 will have the right to control the Company’s board of directors, which will be limited to no more than five (5) members during this time. Once Note A is paid in full and for so long as Note B remains outstanding, C3 will have the right to elect and control one (1) member seat of the Company’s board.

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

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lienon all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (4) non-compete agreements with certain executive officers of the Company, and (5) the assignment to C3 of key-man life insurance policies for certain of the Company’s executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. C3 requires the company to maintain a fixed charge coverage ratio of 1.1 to 1, and a net debt to EBITDA ratio of less than 4.25 to 1 for the year of 2016, 4.25 to 1 for the year 2017; and dropping to 2.0 to 1 in each fiscal quarter thereafter. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of the current date the Company was in compliance with its financial covenants. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3’s prior consent.

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

Borrowings under the WBCC Credit Agreement bear interest, at the Company's election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%. For the three months ending September 30, 2016, the effective interest rate was 3.41%.

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

The WBCC Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. As of September 30, 2016 and the current date, the Company was in compliance with these metrics.

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

As of September 30, 2016, the Revolving Loan had a principal balance of $5,387,098 net of the origination and transaction costs being amortized.

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

C3 Put

C3, our subordinated lender, maintains their right to force the Company to repurchase its shares upon certain triggering events. The Company maintains a liability on its balance sheet that reflects the fair value of the put option. To arrive at this liability the Company performed a valuation based on comparable company metrics. This technique would be considered a Level 3 fair market value approach. The Company performed its valuation in accordance with FASB’s “ASC 820 – Fair Value Measurements.”

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company subtracted the total average outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company’s financial situation. The Company recorded debt discount of $165,650 based on the C3 Put’s fair value at issuance on January 16, 2015. This amount will be amortized over the life of the Company’s five year subordinated notes. As of September 30, 2016, the Company’s valuation estimate for the C3 Put was $472,000.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

September 30, 2016
Balance as of January 1, 2016	$565,342
Issuance of put	-
Mark to market adjustment	(93,342)
Balance as of September 30, 2016	$472,000

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

5. RELATED PARTY TRANSACTIONS

During April 2013, our former primary shareholder and former CEO entered into a short term agreement to make a loan to the Company (the “Prince Note”). The outstanding balance for the loan wasapproximately $535,000 with an original maturity date of October 14, 2013. The loan had a stated interest rate of 10%. These funds were used in order to satisfy certain vendor obligations.

On the January 16, 2015, the Company paid $250,000 due and payable on the Prince Note. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company agreed to pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. If aggregate gross sales exceed $34,000,000 for calendar year 2016, the Company will make a one-time payment of $130,000 for interest recoupment. As of September 30, 2016, the Prince Note had no remaining principal balance.

6. SUBSEQUENT EVENTS

On August 26, 2016, the Company filed a Definitive Information Statement with the Securities and Exchange Commission in anticipation of a reverse stock split. The ratio was set at 1-for-2500 shares of Common Stock. After the Company filed a Certificate of Amendment to the Articles of Incorporation with the State of Delaware and requisite FINRA approval, the stock split became effective on October 18, 2016. No fractional shares were issued. Shareholders received $0.02 in consideration for each “pre-split” share of a fractional share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Precision Aerospace Components, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2015 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2016 may not be indicative of the results for the entire year.

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

The Company's aerospace operations are carried out through its wholly-owned distribution subsidiary Aero-Missile , which has Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”)). Creative Assembly is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries. In the first quarter of 2016, Freundlich, was merged into Aero-Missile and Tiger-Tight was merged into Creative Assembly. Precision will continue to use the Freundlich and Tiger-Tight trade names.

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

The Company’s subsidiary, Aero-Missile, is a Master Distributor for SPS Technologies FLEXLOC® Locknut product line. The Company is now achieving growing revenues from sales of the FLEXLOC® line which it anticipates will continue to grow as Aero-Missile continues to invest capital and efforts in this product line.

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

The United States Department of Defense represented approximately 19.5% of the Company’s total sales for the nine months ended September 30, 2016. PACCAR Inc represented approximately 18.5% of the Company’s total sales for the nine months ended September 30, 2016. No other customer accounted for greater than 10% of the Company’s total sales. At September 30, 2016, the Department of Defense and PACCAR receivables were approximately $282,392 and $429,279, respectively, which accounted for 12.6% and 19.2% of total receivables, respectively. For the period ending September 30, 2015, the Department of Defense accounted for 17.1% of outstanding sales.

The Company’s two largest suppliers, SPS Technologies and AVK, represent approximately 38.41% of product distributed for the nine months ending September 30, 2016. The Company’s two largest suppliers, SPS Technologies and AVK, represent approximately 49.6% of product distributed for the nine months ending September 30, 2015.

Results from Operations for nine months ending September 30, 2016

The Company’s revenues decreased approximately 15.4% or $3,276,174 for nine months ended September 30, 2016 to $18,007,110 from $21,283,284 in the comparable period last year.

Government purchasing has declined during this quarter as the Department of Defensehas dealt with uncertainties regarding its funding and the Company had raised some of its offering prices to accommodate transient higher goods costs necessitated by required purchases of smaller lots. Longer term, although a reduced Government purchasing schedule will impact sales to manufacturers, the pace of operations of the military and prescribed maintenance schedules are the driving forces behind the consumption of the parts supplied by the Company to the Government and reallocation of inventory investment will generally maintain present government sales levels. Repair and maintenance to equipment no longer immediately required for combat requirements will take an extended time. Additionally possible restrictions of new purchases will mitigate toward additional repair and refurbishment of existing equipment.

The Company’s gross profit decreased approximately 3.1% or $137,112 for the nine months ended September 30, 2016 to $4,229,421 from $4,366,533 in the comparable period last year. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit.

The Company’s total operating expenses decreased 10.2% or $338,464 for the nine months September 30, 2016 to $2,988,526 from $3,326,990 in the comparable period last year. This is largely a result of reductions in staff and third party consultants.

The Company’s accounts receivable have increased by approximately $118,836 to $2,240,607 at September 30, 2016 from 2,121,771 at December 31, 2015; this difference is due to mainly to normal deviations in customer payments. The Company’s inventory has decreased approximately $1,245,223 as of September 30, 2016 from December 31, 2015, partially due to better working capital management practices with a few key customers in conjunction with an increase in reserves for inventory obsolescence.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective atSeptember 30, 2016 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

•	A lackof sufficient resources including a designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

•	The limited size of the accounting department makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure accounting functions were properly segregated.

•	Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

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

PRECISION AEROSPACE COMPONENTS, INC.

Dated: November 14, 2016	By:	/s/ Victor Mondo
Victor Mondo
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

