Form 10-K
period 2016-12-31
Precision Aerospace Components, Inc.
filed 2017-03-31
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-30185

Precision Aerospace Components, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

351 Camer Drive Bensalem, Pennsylvania	19020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215)-245-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock	OTC: BB; OTC: Pink

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second quarter ending June 30, 2016 was $709,750.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as the latest practicable date: as of March 17, 2017: 298,867.

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

ITEM 1. BUSINESS

Reverse Stock Split

On October 18, 2016, the Company completed a 1-for-2500 reverse stock split. Amounts for the Company’s historical (pre-reverse stock split) common stock including share and earnings per share amounts have been retroactively adjusted using the respective ratio of 1-for-2500 in this filing, unless otherwise disclosed and indicated.

Organizational History

Precision Aerospace Components (“Precision Aerospace”, “Precision” or the “Company”) was previously known as Jordan 1 Holdings Company (“Jordan 1”) and was incorporated in Delaware on December 28, 2005. Jordan 1 is the successor to Gasel Transportation Lines, Inc. ("Gasel"), a corporation that was organized under the laws of the State of Ohio on January 27, 1988.

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

On March 25, 2012, Precision formed two-wholly owned subsidiaries, Apace Acquisition I, Inc., a Delaware corporation, and Apace Acquisition II, Inc., a Delaware corporation. On May 25, 2012, the Company acquired the assets and certain of the liabilities of Fastener Distribution and Marketing Company, Inc., which was comprised of two fastener distribution companies, Aero-Missile Components, Inc., a Pennsylvania corporation and Creative Assembly Systems, Inc., an Ohio corporation. Apace Acquisition I, Inc. acquired all of the assets of Aero-Missile Components, Inc. and subsequently changed its name to Aero-Missile Components, Inc. Apace Acquisition II, Inc. acquired all of the assets of Creative Assembly Systems, Inc. and subsequently changed its name to Creative Assembly Systems, Inc.

On January 16, 2015, Precision Group Holding, LLC “PGH” or “Holdings” and C3 Capital Partners III L.P “C3” refinanced the outstanding debt of the Company and purchased approximately 31,116 newly issued shares of restricted Common Stock of the Company and C3 was granted 3,200 shares of restricted common stock of the Company, collectively representing approximately 86.22% of the outstanding shares of Common Stock of the Company. On June 6, 2016, the shareholders of the Company approved a resolution to increase authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Also on June 6, 2016, the shareholders of the Company approved a resolution to deauthorize its Preferred A, B, and C stock. Effective June 30, 2016, the Company issued 174,029 and 85,097 shares of restricted common stock to PGH and C3, respectively, resulting in the collective ownership of 98.1%. On October 18, 2016, the Company completed a 1-for-2500 reverse stock split. No fractional shares were issued. Shareholders received $0.02 in consideration for each “pre-split” share of a fractional share. On November 22, 2016, the shareholders of the Company approved a resolution to decrease the number of authorized shares of common stock from 800,000,000, par value $0.001 per share to 1,500,000, par value $0.001 per share.

In first quarter of 2016, Precision’s wholly owned subsidiary, Freundlich, was merged into Aero-Missile Components, Inc. (“Aero-Missile”) and Precision’s wholly owned subsidiary, Tiger-Tight Corp. (“Tiger-Tight”) was merged into Creative Assembly Systems, Inc. (“Creative Assembly”). Precision will continue to use the Freundlich and Tiger-Tight trade names.

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

Customers

In the years 2016 and 2015, approximately19.4% and 17.9% of the Company’s sales were to the Department of Defense, respectively. The balance due from this customer represents 16% of accounts receivable at December 31, 2016 and 8.4% at December 31, 2015. All of these products were sold for maintenance, repair and operations functions. Precision shipped to various government installations across the United States.

In each of the years 2016 and 2015, approximately 20.1% of the Company’s sales were to PACCAR, Inc. The balance due from this customer represents 15% of accounts receivable at December 31, 2016 and 14.4% at December 31, 2015. All of these products were sold for manufacturing, repairs, and maintenance of trucks.

No other customers represented more than 10 percent of total sales in 2016 or 2015, or outstanding accounts receivable as of December 31, 2016 and 2015.

Competition

The fastener distribution industry as a whole is highly competitive and fragmented. In addition to competing against other distributors, the company believes it faces competition from end users creating their own supply chain management.

The company believes its competitive attributes are as follows:

•	The Company’s quality system is certified to Rev. C, AS9120:2009 and ISO 9001:2008 quality measures. Since quality is an important measure of aerospace suppliers, the Company strives to maintain its quality system to the highest standards in the industry.

•	As an authorized stocking distributor for the premier domestic manufacturers, the Company is able to maintain relationships with customers not generally available to the industry. Many manufacturers in the past several years have consolidated their network of authorized distributors.

•	As a certified government supplier, also known as “Qualified Supplier/List Distributor,” (“QSLD”) the Company faces less competition when quoting certain orders.

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

Employees

As of December 31, 2016, the Company had 24 employees, of whom 1 was part-time. We believe our employee relations are very good.

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

There are inherent risks in contracting with the U.S. government, including risks that are unique to the defense industry. Changes in procurement policy, military hardware requirements, or Government budgets could have a material adverse effect on our business.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

C3, our subordinated lender, owns approximately 32% of the equity of the Company pursuant to the Transactions. C3 is entitled to a Board seat and other protections and rights. If any amounts under Note A are outstanding, C3 is entitled to appoint a majority of directors to the Board. In the event of a default under the current loan agreements, technical or otherwise, C3 could choose to exercise those protections and rights to the detriment of other equity holders.

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

As of December 31, 2016, we have only 22 record holders of our common stock. We may choose to file a Form 15 with the SEC, which would suspend our SEC reporting obligations until the number of record holders of our common stock exceeded 300. Suspending our reporting obligations could adversely affect the liquidity and price of our common stock.

Our common stock may be affected by limited trading volume and the price of our shares may fluctuate significantly, which cumulatively may affect shareholders' ability to sell shares of our common stock

As of December 31, 2016, two shareholders Precision Group Holdings LLC (“PGH”) and C3 Capital Partners III L.P (“C3”) collectively own 98.1% of our common stock and are currently restricted from selling their shares. There has been a limited public market for our common stock. A more active trading market for our common stock may not develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

Because we are currently subject to the “penny stock” rules, our investors may have difficulty in selling their shares of our common stock.

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

Our stock is currently subject to the SEC’s penny stock rules, (Rule 3a51-1 promulgated under the Securities Exchange Act of 1934) which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In 2017, the Company anticipates engaging an outside consultant to properly test the Company’s internal controls and provide a report to help the Company outlining the steps necessary for the Company to have “effective internal controls. The Company has proactively begun taking steps to improve internal controls and governance, including but not limited to separation of certain financial reporting duties.

ITEM 2. PROPERTIES

Our principal executive office and distribution center for Aero-Missile is located at 351 Camer Dr., Bensalem, Pennsylvania 19020. The space is leased on a month to month basis by the Company for approximately $7,800 per month. In total, the Company occupies four (4) locations ranging in size throughout the United States for use as warehouse space, which is down from six (6) locations in 2015. All of the space we currently occupy is sufficient for our present and anticipated needs. Management expects no material change in lease expenses through 2017.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR PRECISION AEROSPACE COMPONENTS, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock currently trades on the OTC:BB and OTC:Pink under the trading symbol "PAOS".

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2015as reported on the web site Nasdaq.com. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	PRICES
	HIGH	LOW
2015
First Quarter	$197.50	$75.00
Second Quarter	$58.63	$32.75
Third Quarter	$97.50	$26.25
Fourth Quarter	$50.00	$25.00

2016
First Quarter	$45.00	$25.00
Second Quarter	$125.00	$25.00
Third Quarter	$125.00	$25.50
Fourth Quarter	$50.00	$37.50

As of December 31, 2016, the Company was authorized to issue 1,500,000 shares of common stock with a $0.001 par value. As of December31, 2016, there were 22 holders of record of the Company’s common stock and shares issued and outstanding.

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

Liquidity and Capital Resources

In 2016, the Company generated approximately $733,000 of positive operating cash flow, versus approximately $1,416,000 of negative operating cash flow in 2015. Purchases of property and equipment increased from approximately $5,600 in 2015 to approximately $195,000 in 2016, largely as a result of the Company’s inventory and accounting system upgrade. The Company’s net cash flow used in financing activity was approximately $536,000, which primarily repayment on the line of credit and repayment of the Prince Note, versus cash flow provided by financing activity of approximately $1,438,000 in 2015.

On January 16, 2015 (the “Effective Date”), the Company together with all of its wholly owned subsidiaries, entered into definitive agreements with Precision Group Holdings LLC (“PGH”) and C3 Capital Partners III L.P. (“C3”) to effectuate a series of transactions to recapitalize the Company (the “Transactions” or the “Emergency Refinancing”). Upon the consummation of the Transactions, PGH and C3 collectively owned 98.1% of the shares of Common Stock of the Company.

On the Effective Date, the Company paid $250,000 due and payable on that certain outstanding debt (the “Prince Note”) with Andrew Prince, former president and chief executive officer and current director of the Company. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company paid 0.7% of its aggregate gross sales on the Prince Note. As of September 30, 2016, the Prince Note had been paid in full.

Management believes that the company has appropriate liquidity to continue operations for at least twelve months from the date of this report.

Securities Purchase Agreement

On the Effective Date, the Company and its Subsidiaries entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 (“Note A”), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 (“Note B”), and (3) 3,200 shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company issued20,730shares of unregistered Common Stock to C3 at the Second Closing that, together with the initial issuance of 3,200 shares, caused C3 to have received 8% of the total Common Stock of Precision after the Second Closing (collectively, the “Granted Equity”). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (see below) (the “Purchased Equity”).The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note A accrues at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A has a Maturity Date of January 16, 2020. Note A carries with it industry standard prepayment penalties. Note A is secured against all of the assets of the Company and its Subsidiaries.

Note B accrues at 14% interest per annum. Note B has a Maturity Date of January 16, 2020. Note B carries with it industry standard prepayment penalties. Note B is secured against all of the assets of the Company and its Subsidiaries.

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

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lien on all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (4) non-compete agreements with certain executive officers of the Company, and (5) the assignment to C3 of key-man life insurance policies for certain of the Company’s executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. On July 14, 2016, the Company and C3amended the Securities Purchase Agreement to require that the Company maintain a fixed charge coverage ratio of 1.1 to 1, and a net debt to EBITDA ratio of 4.25 to 1 for the years 2016 and 2017, and dropping to 2.0 to 1 in each fiscal quarter thereafter. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of December 31, 2016 the Company was not in compliance with its financial covenant with C3 to maintain a net debt to EBITDA ratio of less than 4.25 to 1 for each quarter of 2016. C3 has waived this default. The Company is in compliance with all other financial covenants. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3’s prior consent.

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

Stock Purchase Agreement

On the Effective Date, concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Stock Purchase Agreement by and among Andrew S. Prince, Donald Barger, and David Walters (the “Precision Shareholders”), and C3 and PGH(the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Holdings and C3 agreed to purchase a total of 269,512 restricted shares of Common Stock for an aggregate purchase price of $500,000 in two installments. The First Closing occurred on the Effective Date resulting in an issuance of 8,401 shares of restricted Common Stock to C3 for a purchase price of $116,571 and 22,715 shares of restricted Common Stock to Holdings for a purchase price of $315,172. On July 7, 2016, pursuant to the Second Closing, the Company issued 85,096and 174,028shares of restricted Common Stock to C3 and Holdings, respectively for a total purchase price equal to $68,257. The issuance and sale of the restricted shares of Common Stock in each installment was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

In order to effect the second installment of restricted Common Stock, the shareholders of the Company approved a resolution to amend its certificate of incorporation (“Certificate Amendment”) to increase the authorized shares of Common Stock from 100,000,000 shares to 800,000,000 shares. The Certificate Amendment was approved by the Company’s Shareholders on the June 6, 2016.

The Company has agreed to indemnify C3 and Holdings for all damages, costs, obligations, liabilities, losses, expenses, and fees arising out of a breach of any of the Company’s representations, warranties, covenants, or other agreements contained in the Stock Purchase Agreement.

The Stock Purchase Agreement also contains customary covenants, representations and warranties of the parties.

Shareholder Agreement

On January 16, 2015, the Company, Holdings, and C3 entered into a Shareholder Agreement setting forth the relative rights of the parties with regard to, among other things, the transfer or other disposition of securities of the Company, capital calls, and the governance of the Company. Under the Shareholder Agreement, C3 and Holdings may transfer shares subject to certain rights of first refusal, and tag along-take along rights of the other shareholder. C3 will be permitted to elect one (1) director of the Company and each of its subsidiaries for so long as C3 owns shares of Common Stock and allowed to designate two (2) observers to attend all meetings of the Company’s board of directors and one (1) observer for each of the Company’s subsidiaries. Certain Company actions including, amongst others, amendments to the Company’s organizational documents, bankruptcy filings or other similar liquidation events, the redemption or repurchase of shares of Common Stock, the payment of dividends or other distributions, the issuance of additional shares of Common Stock, incurring indebtedness in excess of $100,000 or entering into a transaction with Company affiliates will require C3’s prior written consent.

Management Services Agreement

On January 16, 2015, the Company and Polymathes Capital, LLC, an affiliate of Holdings, (“Consultant”), entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. Messrs John Wachter and William Golden are also affiliates of Polymathes Capital and Holdings. The consulting fee is $100,000 per annum, payable in monthly increments.

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7.5 million (the “WBCC Revolving Loan”) by entering into a Credit Agreement (the “WBCC Credit Agreement”) with Webster Business Credit Corporation, as Lender (“WBCC”). The Company’s wholly owned subsidiaries Aero-Missile Components, Inc., and Creative Assembly Systems serve as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan may be used to finance working capital and other general corporate purposes.

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 Capital Partners III, L.P. in the amount of $5,500,000 on January 16, 2015. A principal balance of $500,000 remains on Note A. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty.

Borrowings under the WBCC Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%. On December 31, 2016 the rate calculated to 3.52167%.

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

The WBCC Credit Agreement contains certain financial covenants, including a minimum 1.1 to 1.0 fixed charge coverage ratio. As of December 31, 2016, the Company is in compliance with its covenants.

The obligations of the Company and its Subsidiaries under the WBCC Credit Agreement are secured by liens and security interests on all assets of the Company and its Subsidiaries, including a pledge of 100% of the equity of the Subsidiaries.

Under the WBCC Credit Agreement, the Company is dependent upon its line of credit to maintain appropriate liquidity. All of the Company’s cash flow from operations is required to be swept to its line of credit. The availability from its line is dependent upon accounts receivable and inventory.

The Company, historically, has not had a need to make major capital investments. The Company does not anticipate any other material capital equipment investments.

Under the WBCC Credit Agreement, the Company’s interest rate for the WBCC Revolving Loan is linked to indices. Changes in the indices could cause an increase in interest expense. The Company’s interest rate on Note A and Note B with C3 is fixed and not linked to indices.

On December 31, 2016, the Revolving Loan had a principal balance of $5,339,199, which was $5,292,366, net of deferred financing costs.

Results of Operations

During 2016, the Company sales compared to 2015 sales were down approximately 16.1%. The main driver of sales from 2012 to 2015 had been related to the growth in our heavy truck market. In 2016, the heavy truck market slowed dramatically. While there has been increased activity in the commercial aerospace market, our sales to the Department of Defense have continued to show weakness over the past few years. In 2016, the Company saw minor pull back in sales related to commercial and military aerospace.

In 2016, the Company experienced normal lead times for product deliveries. While the Company believes that its supply chain will continue to operate without major interruption, the Company’s management periodically assesses each supplier.

For the years 2016 and 2015 the Company has recorded several write downs of inventory as outlined below in “Inventory Reserve for Obsolescence”. Gross profit margins, after accounting for inventory reserves were 22.5% and 19.6% for 2016 and 2015, respectively. Gross profit margins increased due to better buying practices related to enhancements in management talent and focusing on higher margin jobs. Operating expenses in 2016 declined by 14.1% compared to 2015. The primary reason for the decrease in operating expenses is the elimination of several positions at the Company, as well as a decrease in dependence on outside consultants that previous management required. An increase in value for C3’s put option caused an increase in non-cash charges for the Company. Changes in the put value have and will continue to have an impact on net income.

Interest cost was down 45.6% in 2016 compared to 2015, as a result of normalization from the one-time charges for the refinancing transactions that occurred in 2015. Interest expense in 2016 and 2015 was $908,146 and $1,669,910, respectively.

Inventory Reserve for Obsolescence

In 2015, the Company increased their inventory reserve in the amount of approximately $1,050,000. In 2016, the Company increased their inventory reserve, prior to any write-offs, in the amount of approximately $384,000. The Company has adopted an inventory reserve methodology that factors age of a part in relation to value. The Company believes that the longer that a part sits on the shelf; the likelihood that it will not ever sell is increasing. The Company’s reserve for obsolete inventory changed approximately ($152,000) in 2016 due to the direct write off of already reserved inventory.

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

The following are the Company’s critical accounting policies:

•	Inventory - Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. Inventory consists of finished goods for resale at year end 2015 and 2016. Information on inventory reserves can be found in the notes to the consolidated financials.

•	Accounts Receivable - allowance for sales returns and allowance for doubtful accounts - In determining the adequacy of the allowances for sales returns and doubtful accounts, the Company considers a number of factors including the history of sales to each customer, any items returned by customer, aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

•	Income Taxes - In the preparation of consolidated financial statements, the Company estimates anticipated income taxes. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters. The Company’s tax returns are subject to audit and local taxing authorities that could challenge the company’s tax positions. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Precision Aerospace Components, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Precision Aerospace Components, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2016. Precision Aerospace Components, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Precision Aerospace Components, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP
Marlton, New Jersey

March 30, 2017

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$83,391	$81,941
Accounts receivable (net of allowance for doubtful accounts of $218,924 and $129,537 as of December 31, 2016 and 2015, respectively.)	1,985,070	2,121,771
Inventories (net of reserve for obsolesence of $5,033,504 and $5,185,820 as of December 31, 2016 and 2015, respectively.)	8,981,929	9,706,458
Other current assets	101,240	143,946

Total current assets	11,151,630	12,054,116

Property and equipment - net	186,615	15,741

Other assets:	7,298	7,298

Total	$11,345,543	$12,077,155

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Line of credit	$5,292,366	$5,737,473
Accounts payable and accrued expenses	2,663,411	3,203,885
Income taxes payable	22,100	127,735
Shareholder put option	687,000	565,342
Loan from shareholder	-	122,790

Total current liabilities	8,664,877	9,757,225

Long-term liabilities - notes payable	3,800,489	3,768,076

Total liabilities	12,465,366	13,525,301

Stockholders' deficiency:

Common stock, $.001 par value; 1,500,000 and 100,000,000 shares authorized and 298,867 and 39,801 issued and outstanding at December 31, 2016 and 2015, respectively.	299	40
Additional paid-in capital	12,070,996	11,993,509
Accumulated deficit	(13,191,118)	(13,441,695)

Total stockholders' deficiency	(1,119,823)	(1,448,146)

Total liabilities and stockholders' deficiency	$11,345,543	$12,077,155

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Amount
	2016	2015

Net revenue	$22,608,024	$26,951,628

Cost of goods sold	17,479,599	21,682,727

Gross profit	5,128,425	5,268,901

Operating expenses:
General and administrative expenses	3,591,249	4,215,601
Professional and consulting fees	275,620	285,083
Depreciation and amortization	24,624	27,782
Total operating expenses	3,891,493	4,528,466

Income before other income (expense)	1,236,932	740,435

Other income (expense):
Interest	(908,146)	(1,669,910)
Change in fair value put option	(121,658)	(399,692)
Other income	2,700	2,359
Total other income (expense)	(1,027,104)	(2,067,243)

Income (loss) before provision for income taxes	209,828	(1,326,808)

Benefit (provision) for income taxes	40,749	(56,041)

Net income (loss) applicable to common stockholders	$250,577	$(1,382,849)
Net income (loss) per share applicable to common stockholders:
Basic	1.46	(36.16)
Diluted	1.39	(36.16)
Weighted average shares outstanding:
Basic	171,118	38,243
Diluted	180,088	38,243

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock-Series A		Preferred Stock-Series C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2015	1,336,703	$1,337	4,608,675	$4,608	1,789	$2	$11,511,679	$(12,058,846)	$(541,220)

Conversion of preferred shares	(1,336,703)	(1,337)	(4,608,675)	(4,608)	3,696	4	5,941	-	-

Stock issued for compensation	-	-	-	-	3,200	3	43,997	-	44,000

Issuance of common stock	-	-	-	-	31,116	31	431,892	-	431,923

Net loss	-	-	-	-	-	-	-	(1,382,849)	(1,382,849)

Balance, December 31, 2015	-	$-	-	$-	39,801	$40	$11,993,509	$(13,441,695)	$(1,448,146)

Net income	-	-	-	-	-	-	-	250,577	250,577

Stock compensation	-	-	-	-	-	-	9,489	-	9,489

Cancellation of fractional shares	-	-	-	-	(60)	-	-	-	-

Issuance of common stock	-	-	-	-	259,126	259	67,998	-	68,257

Balance, December 31, 2016	-	$-	-	$-	298,867	$299	$12,070,996	$(13,191,118)	$(1,119,823)

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$250,577	$(1,382,849)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,624	27,782
Amortization of deferred financing fees	68,913	422,785
Stock compensation	9,489	-
Change in allowance for doubtful accounts	89,387	-
Change in fair value of put option	121,658	399,692
Inventory writedown and reserve	382,338	1,052,631
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	47,314	(201,522)
Decrease (increase) in inventory	342,191	(1,119,982)
Decrease in other current assets	42,706	56,944
(Decrease) increase in income taxes payable	(105,635)	46,928
Decrease in accounts payable and accrued expenses	(540,474)	(718,756)
Net cash provided by (used in) operating activities	733,088	(1,416,347)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(195,498)	(5,642)
Net cash used in investing activities	(195,498)	(5,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(481,607)	(1,407,354)
Net payments on term loan	-	(729,167)
Net proceeds from notes payable	-	3,555,125
Payments on shareholder loan	(122,790)	(412,210)
Proceeds from issuance of stock	68,257	431,923
Net cash (used in) provided by financing activities	(536,140)	1,438,317

INCREASE IN CASH AND CASH EQUIVALENTS	1,450	16,328

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,941	65,613

CASH AND CASH EQUIVALENTS - END OF PERIOD	$83,391	$81,941

Cash paid during the period for:
Interest	$812,735	$1,255,507
Income taxes	$4,195	$21,365

Non-cash investing and financing activities:
Issuance of common stock for closing costs	$-	$44,000
Shareholder put option	$-	$165,650

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The Company's operations are carried out through its wholly-owned distribution subsidiaries, Aero-Missile Components, Inc. (“Aero-Missile”), Freundlich Supply Company, Inc. (“Freundlich”), Creative Assembly Systems, Inc. (“Creative Assembly”) and Tiger-Tight Corp. (“Tiger-Tight”). Aero-Missile and Freundlich both have stocking distributor relationships with a number of United States fastener manufacturers and sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”)). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Tiger-Tight was the exclusive North American master distributor of the Tiger-Tight locking washer. In the first quarter of 2015, the Company cancelled the master distribution agreement due to lack of sales. The Company will continue to evaluate opportunities to supply the product into production, but without the master distributor agreement. In the first quarter of 2016, Precision’s wholly owned subsidiary, Freundlich, was merged into Aero-Missile and Tiger-Tight was merged into Creative Assembly. Precision will continue to use the Freundlich and Tiger-Tight trade names.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their aerospace and industrial applications.

On October 18, 2016, the Company completed a 1-for-2500 reverse stock split. Amounts for the Company’s historical (pre-reverse stock split) common stock including share and earnings per share amounts have been retroactively adjusted using the respective ratio of 1-for-2500 in these financial statements, unless otherwise disclosed and indicated.

On January 16, 2015, Precision Group Holding, LLC (“PGH” or “Holdings”) and Capital Partners III L.P (“C3”) refinanced the outstanding debt of the Company and purchased approximately 31,116 shares of restricted Common Stock of the Company and C3 was granted 3,200 shares of restricted common stock of the Company, collectively representing approximately 86.22% of the outstanding shares of Common Stock of the Company. On June 6, 2016, the shareholders of the Company approved a resolution to increase authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Also on June 6, 2016, the shareholders of the Company approved a resolution to deauthorize its Preferred A, B, and C stock. Effective June 30, 2016, the Company issued 174,028 shares and 85,096 shares of restricted common stock to PGH and C3, respectively, resulting in the collective ownership of 98.1%. On October 18, 2016, the Company completed a 1-for-2500 reverse stock split. No fractional shares were issued. Shareholders received $0.02 in consideration for each “pre-split” share of a fractional share. On November 22, 2016, the shareholders of the Company approved a resolution to decrease the number of authorized shares of common stock from 800,000,000, par value $0.001 per share to 1,500,000, par value $0.001 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts have been eliminated.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, valuation of shareholder put option, and cash flow assumptions regarding evaluations for impairment of long-lived assets and going concern considerations, and valuation allowances on deferred tax assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $218,924 and $129,357 as of December 31, 2016 and 2015, respectively. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of December 31, 2016 and 2015 the inventory reserve was $5,033,504 and $5,185,820, respectively. For the years 2016 and 2015, the Company wrote off approximately $535,000 and $0, respectively, of previously reserved for inventory.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. At the end of 2016, the Company had more than 40,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Leasehold improvements	5 years **
Furniture and fixtures	7 years
Equipment and other	3-5 years

** Shorter of life or lease term.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2016, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Shipping Costs

Shipping costs relating to sales were approximately $128,000 and $161,000 for the years ended December 31, 2016 and 2015, respectively, and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Stock Based Compensation Policy

The Company accounts for stock-based awards to recipients in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, to be measured and recognized in the financial statements based on a grant date fair value over the requisite service period.

Long Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When it becomes apparent that indicators such as a significant decrease in the market value of the long-lived asset group or if material differences between operating results and the Company’s forecasted expectations occur, then an impairment analysis is performed.

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

Concentration of Credit Risk

Sales to two customers totaled greater than 10% during 2016 and 2015. The United States Department of Defense (“DOD”) represented approximately19.4% and 17.9% of the Company’s total sales for the year ending December 31, 2016 and 2015, respectively. PACCAR Inc represented approximately 20.1% of the Company’s total sales for each of the years ending December 31, 2016 and 2015. DOD and PACCAR represent 16% and 15% of outstanding accounts receivable at December 31, 2016, respectively. DOD and PACCAR outstanding accounts receivable at December 31, 2015, were 8.4% and 14.4%, respectively. No other customer accounted for greater than 10% of the Company’s total sales for the years ending December 13, 2016 and 2015, or greater than 10% of outstanding accounts receivable as of each balance sheet date.

Concentration of Suppliers

The Company’s top twenty suppliers represented more than 66% of product distributed for the year end December 31, 2016 and 76% for the year end December 31, 2015. The Company’s two largest suppliers, SPS Technologies and AVK Industrial Products, represented approximately 42.0% and 43.6% of product distributed for the years ending December 31, 2016 and 2015, respectively. Amounts outstanding at December 31, 2016 and 2015 represent 37% and 32% of accounts payable, respectively. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. This adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability and amortization of debt issuance costs to be classified as interest expense. The ASU is effective for years beginning after December 15, 2015. The Company has presented its deferred financing costs in accordance with this standard since origination.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted in any interim or annual period. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is evaluating the future impact of this ASU on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company is evaluating the impact the adoption of this guidance will have on the determination or reporting of its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard is to be applied prospectively. The Company is evaluating the impact the adoption of this guidance will have on the consolidated financial statements.

There have been no other accounting pronouncements that have been issued but not yet implemented that the Company believes will materially impact the financial statements.

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

3. LONG-TERM DEBT AND LINE OF CREDIT

Loans From Shareholders

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

On January 16, 2015, the Company paid $250,000 due and payable on the Prince Note. In addition, the Company and Mr. Prince agreed to amend the Prince Note to have an outstanding balance of $285,000 with an interest rate of one-half percent (0.50%) per annum with interest payable monthly. Beginning in February 2015, the Company agreed to pay 0.7% of its aggregate gross sales on the Prince Note until the Prince Note is repaid. On December 31, 2016 and 2015, the Prince Note had a principal balance remaining of $0 and $122,790, respectively.

On June 26, 2015, the Company entered into a short term agreement with C3 and PGH (both related parties) to provide $250,000 in the form of two $125,000 draws. The intent of the note was to provide short term financing to bridge the Company's cash flow needs. Prior to December 31, 2015, the entire note was repaid.

Refinancing

On January 16, 2015, the Company and its Subsidiaries entered into a Securities Purchase Agreement (the "Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 ("Note A"), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 ("Note B"), and (3) 3,200 shares unregistered Common Stock for a loan from C3.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The Securities Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, (1) the grant by the Company to C3 of a lien on all of the assets of the Company and its Subsidiaries, (2) a pledge with respect to all of the issued and outstanding equity interests of the Company and its Subsidiaries to secure the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (3) an unconditional and irrevocable guarantee by the Company of the performance of the obligations under the Securities Purchase Agreement of the Company and its Subsidiaries, (4) non-compete agreements with certain executive officers of the Company, and (5) the assignment to C3 of key-man life insurance policies for certain of the Company's executive officers. In addition, until all amounts under Note A and Note B are paid in full, the Company has also agreed to comply with certain financial covenants that require the Company to meet pre-established financial ratios. On July 14, 2016, the Company and C3 amended the Securities Purchase Agreement to provide that the Company maintain a fixed charge coverage ratio of 1.1 to 1, and a net debt to EBITDA ratio of 4.25 to 1 for the year 2016 and 2017, and dropping to 2.0 to 1 in each fiscal quarter thereafter. For the purposes of calculating EBITDA, the Company makes certain adjustments and add backs for expenses that are deemed one time. As of December 31, 2016 the Company was not in compliance with its financial covenant with C3 to maintain a net debt to EBITDA ratio of less than 4.25 to 1 for each quarter of 2016. C3 has waived this default. The Company is in compliance with all other financial covenants. The Company is also required to conduct its business in the ordinary course and take certain actions only with C3's prior consent.

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

As of December 31, 2016 and 2015, Note A had a principal balance of $500,000. Principal is due January 16, 2020.

As of December 31, 2016 and 2015, Note B had a principal balance of $3,500,000. Principal is due January 16, 2020.

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7.5 million (the "WBCC Revolving Loan") by entering into a Credit Agreement (the "WBCC Credit Agreement") with Webster Business Credit Corporation, as Lender ("WBCC"). The Company's wholly owned subsidiaries serve as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan may be used to finance working capital and other general corporate purposes.

On August 25, 2015, pursuant to the WBCC Credit Agreement, the Company used an initial advance of $5,125,000 under the Revolving Loan to repay $5,000,000 of principal on Note A issued by the Subsidiaries in favor of C3 in the amount of $5,500,000 on January 16, 2015. Pursuant to the partial repayment to C3, the Company incurred a $250,000 prepayment penalty.

In 2015, the Company spent $109,500 in due diligence, pre- closing, and closing costs related to establishing a line of credit with Webster Business Credit (“WBCC”).

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Borrowings under the WBCC Credit Agreement bear interest, at the Company's election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%. For the year ending December 31, 2016, the effective interest rate was 3.83%.

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

On December 31, 2016 and 2015, the Revolving Loan had a principal balance of $5,339,199 and $5,820,805, which is $5,292,366 and $5,737,473, respectively, net of deferred financing costs.

4. RELATED PARTY MATTERS

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has four facilities, which are primarily office and warehouse space. These facilities are all leased under operating leases that are either month-to-month or less than three years in duration. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Our Texas facility lease payments till expiration in February 2019 total $98,858. The annual payments for 2017, 2018, and 2019 are $42,400, $42,400, and $7,067.

Litigation

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Employment Agreements

During 2010, the Company entered into an employment agreement with Andrew Prince, its former President and Chief Executive Officer. On January 16, 2015, Andrew Prince resigned as President and Chief Executive Officer. In consideration for his resignation without termination payments, the Company entered into a two-year financial consulting agreement with Mr. Prince that entitles him to a minimum of $100,000 in consulting fees payable by January 16, 2017. There are various terms, conditions, and standard obligations related to this arrangement. The agreement with Mr. Prince terminated on January 16, 2017 and currently, the Company no longer has any obligations or arrangements with Mr. Prince.

On April 1, 2016, the Company appointed Victor Mondo as President of Aero-Missile. Mr. Mondo became Chief Executive Officer of the Company on July 18, 2016. In connection with his appointment, the Company and Mr. Mondo entered into a written employment agreement (the "Employment Agreement") for an initial three-year term, which provides for the following compensation terms for Mr. Mondo. Pursuant to the Employment Agreement, Mr. Mondo will receive a base salary of $195,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Mondo is eligible for a cash bonus equal to 4% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. In addition, within 30 days following December 31, 2016, Mr. Mondo shall be awarded shares of the common stock of the Company equal to 3% of the total equity on a fully diluted basis, which will fully vest on December 31, 2018. Furthermore, Mr. Mondo is eligible to receive shares of common stock equal to up to 9% of the total equity on a fully diluted basis, subject to certain growth metrics for each annual period.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Significant components of the income tax provision are as follows:

	For the years ended December 31,
	2016	2015

Current income tax
Federal	$(66,752)	$-
State	26,003	56,041
City	-	-
Total Current income tax	(40,749)	56,041

Deferred income tax
Federal	-	-
State	-	-
City	-	-
Total deferred income tax	-	-

Total income tax	$(40,749)	$56,041

The Company has an accumulated deficit of approximately $13.0 million and there are approximately $724,444 and $1,569,281 of net operating losses available to be used against Federal and state taxable income, respectively, which are subject to certain Section 382 limitations as a result of the change in control in January 2015. Benefits for income taxes were due to carryback of Federal operating losses.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2016	2015

Expected federal statutory rate	34.00%	(34.00)%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	7.9%	4.2%
Permanent difference - amortization and disallowable expenses	62.6%	(43.1)%
Change in valuation allowance	(128.7)%	76.1%
Other	4.8%	1.0%
Effective income tax rate	(19.4)%	4.2%

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The Company’s deferred tax assets and liability relates to a temporary timing difference in long-term assets. With the deferred tax asset for December 31, 2016 and 2015 consisting of:

Deferred Tax Assets:
	December 31, 2016

Depreciation and amortization	1,275,513	42%	535,700
Decrease in inventory value	5,033,500	42%	2,114,100
Federal and state NOL	937,900	42%	393,875

Total	7,246,900		3,043,675
Less valuation allowance			(3,043,675)
Net Deferred Tax Assets			$-

	December 31, 2015

Depreciation and amortization	1,637,000	42%	687,540
Decrease in inventory value	5,185,800	42%	2,178,036
Federal and state NOL	1,067,264	42%	448,251

Total	7,731,300		3,313,827
Less valuation allowance			(3,313,827)
Net Deferred Tax Assets			$0

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2014. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended December 31, 2014 and 2013.

The federal and state tax returns for the years ending December 31, 2013, 2014, and 2015 have been filed, but are still open to examination.

7. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2016	2015

Net income (loss) available to common stockholders used in basic EPS and diluted EPS	$250,577	$(1,382,849)

Weighted average number of common shares used in basic EPS	171,118	38,243

Weighted average number of Common shares used in dilutive EPS	180,088	38,243
EPS
Basic	1.46	(36.16)
Diluted	1.39	(36.16)

__________
** Weighted average number of common shares and dilutive potential common stock used in diluted EPS (When a company is in a loss situation, all outstanding potentially dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same).

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

8. STOCK OPTIONS

The Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”), approved as of April 10, 2011 made the greater of 220 shares or twenty percent of the highest total number of the Company’s common shares at any time outstanding available for future equity awards. Under the 2011 Plan, the term of the Option shall be specified in the applicable Award Agreement which shall not exceed ten years from the date of grant. The price at which shares of Stock may be purchased under an Option (the “Option Price”) shall not be less than one hundred percent (100%) of the Fair Market Value of the shares of Stock on the date the Option is granted.

No awards have been made pursuant to the 2011 Plan.

9. STOCKHOLDERS EQUITY

Conversion of Preferred Stock to Common Stock

On January 16, 2015, the majority of shareholders of the Company’s Series A Convertible Preferred Stock agreed to amend the Statements of Designation to automatically convert all of the outstanding shares of the Company’s Series A Convertible Preferred Stock into shares of common stock at a fixed ratio of 1.554. On January 16, 2015, the majority of shareholders of the Company’s Series C Convertible Preferred Stock agreed to amend the Statements of Designation to automatically convert all of the outstanding shares of the Company’s Series C Convertible Preferred Stock into shares of common stock at a fixed ratio of 1.554. As a result of this transaction, the Company recorded the transfer between the two equity instruments on its financial statements as this transaction was intended to be a value for value exchange. In addition, as a result of this transaction, there are no shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock issued or outstanding and Series A, Series B and Series C Convertible Preferred Stock have all been deauthorized.

Share based payments

On April 1, 2016, Victor Mondo was hired as President of Aero-Missile. As part of Mr. Mondo’s employment agreement he was granted 8,970 restricted shares, which will fully vest on December 31, 2018. Total stock based compensation expense was $9,489 and $0 for the years ended December 31, 2016 and 2015, respectively.

Securities Purchase Agreement

On the January 16, 2015 (“Effective Date”), the Company and its Subsidiaries entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 (“Note A”), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 (“Note B”), and (3) 3,200 shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company issued 20,730 shares of unregistered Common Stock to C3 on July 6, 2016 (the “Second Closing”) that, together with the initial issuance of 3,200 shares, caused C3 to have received 8% of the total Common Stock of Precision after the Second Closing (collectively, the “Granted Equity”). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (see below) (the “Purchased Equity”).The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

PRECISION AEROSPACE COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Stock Purchase Agreement

On the Effective Date, concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Stock Purchase Agreement by and among Andrew S. Prince, Donald Barger, and David Walters (the “Precision Shareholders”), and C3 and PGH (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Holdings and C3 agreed to purchase a total of 269,512 restricted shares of Common Stock for an aggregate purchase price of $500,000 in two installments. The First Closing occurred on the Effective Date resulting in an issuance of 8,401 shares of restricted Common Stock to C3 for a purchase price of $116,571 and 22,715 shares of restricted Common Stock to Holdings for a purchase price of $315,172. On July 7, 2016, pursuant to the Second Closing, the Company issued 85,096and 174,028 shares of restricted Common Stock to C3 and Holdings, respectively for a total purchase price equal to $68,257. The issuance and sale of the restricted shares of Common Stock in each installment was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

In order to effect the second installment of restricted Common Stock, the shareholders of the Company approved a resolution to amend its certificate of incorporation (“Certificate Amendment”) to increase the authorized shares of Common Stock from 100,000,000 shares to 800,000,000 shares. The Certificate Amendment was approved by the Company’s Shareholders on the June 6, 2016.

The Company has agreed to indemnify C3 and Holdings for all damages, costs, obligations, liabilities, losses, expenses, and fees arising out of a breach of any of the Company’s representations, warranties, covenants, or other agreements contained in the Stock Purchase Agreement.

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

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company's financial situation. The Company recorded debt discount of $165,650 based on the C3 Put's fair value at issuance on January 16, 2015. This amount will be amortized over the life of the Company's five year subordinated notes. As of December 31, 2016 and 2015, the Company's valuation for the C3 Put was $687,000 and $565,342, respectively.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	December 31, 2016	December 31, 2015
Beginning balance	$565,342	$-
Issuance of put	$-	$165,650
Mark to market adjustment	$121,658	$399,692
Ending balance	$687,000	$565,342

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer and chief financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2016 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

(B) Management’s Annual Report on Internal Controls Over Financial Reporting

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

Our management has conducted, with the participation of our chief executive officer and chief financial officer, an assessment of our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of December 31, 2016, internal controls over financial reporting are not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company:

Name	Age	Position	With Company Since
John F. Wachter	35	Chairman of the Board, CFO	2015
William J. Golden	39	Secretary and Director	2015
Nicole Doyle	37	Director	2016
Donald Barger	74	Director (1)	2008 (1)
Victor Mondo	51	Chief Executive Officer	2016

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company's officers are appointed by the Board of Directors and are subject to employment agreements, if any, approved and ratified by the Board. On May 24, 2016, Nicole Doyle was elected to the Board. Ms. Doyle is the designated director for C3.

Note (1) – Mr. Barger resigned from the board May 24, 2016.

Donald G. Barger Jr.

Mr. Barger retired in 2008 as the CFO of YRC Worldwide Inc. (“YRCW”), a publicly held company specializing in the transportation of goods and materials. Prior to joining YRCW he served as Vice President and Chief Financial Officer of Hillenbrand Industries Inc. (“Hillenbrand”), a publicly held company serving the healthcare and funeral services industries, from March 1998 until December 2000. Mr. Barger was also Vice President, Chief Financial Officer of Worthington Industries, Inc., a publicly held manufacturer of metal and plastic products and processed steel products, from September 1993 until joining Hillenbrand. Mr. Barger is a Director of Globe Specialty Metals, Inc., a publicly held producer of silicon metal and silicon-based specialty alloys. Mr. Barger has a B.S. degree from the United States Naval Academy and an M.B.A. from the University of Pennsylvania, Wharton School of Business.

Mr. Barger was a member of the Company’s Compensation Committee during 2014.

Victor Mondo

Mr. Mondo became president of Aero-Missile Components in April 2016, and became Chief Executive of Precision Aerospace Components in July 2016. Mr. Mondo is a graduate of the US Military Academy at West Point, where he studied engineering.

John F. Wachter

Mr. Wachter is one of the founders of Polymathes Capital LLC (“Polymathes Capital”). Polymathes Capital is located in Princeton, New Jersey. Previously, Mr. Wachter was an equity analyst for hedge fund. Mr. Wachter also serves as Chairman of Epolin Chemicals LLC, a specialty chemical manufacturer located in Newark, New Jersey. Mr. Wachter is a graduate of Princeton University.

Mr. Wachter is Chairman of the Board of Directors and a member of the Company’s Audit and Compensation Committees.

William J. Golden

Mr. Golden is one of the founders of Polymathes Capital. Mr. Golden is an attorney admitted to practice law in the States of New York and New Jersey, and the Commonwealth of Pennsylvania. From 2006 to 2008, he was an attorney in the financial restructuring department of Cadwalader, Wickersham & Taft, an international law firm based in New York, New York. Mr. Golden is a graduate of Princeton University, the London School of Economics and Political Science and the Fordham University School of Law.

Mr. Golden serves as Secretary of the Board and the Chairman of the Company’s Compensation Committee.

Nicole Doyle

Ms. Doyle is a Director at C3 Capital LLC, in Kansas City, Missouri, where she has been since 2007. Prior to joining C3, she worked at RSM US LLP as an auditor and HNTB as a senior accountant. Upon graduating from college, she was as an auditor for two and a half years at KPMG, LLC. She graduated from Kansas State University with a Bachelor of Science in Business Administration and a Masters in Accounting. Ms. Doyle serves as a director on the boards of the Kansas City Chapter of the Association for Corporate Growth, as well as, Accel Clinical Research and Nemaha Environmental Services, LLC.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2015 and 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the fiscal year 2016, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)

John Wachter	2016	$1.00	$-	$-	$-	$-	$-	$-
CFO and Director(1)	2015	$1.00	$-	$-	$-	$-	$-	$-

Victor Mondo	2016	$146,250	$24,000	$9,489	$-	$-	$-	$-
CEO and President	2015	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Wachter served as director of the Company, but without compensation for his director services.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Donald Barger	$1,000		$-	$-	$-	$-	$1,000

Messrs. Wachter and Golden do not receive compensation for their role as Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock (its only voting securities) as of March 24, 2017:

TITLE OF CLASS COMMON STOCK	BENEFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

	Precision Group Holdings LLC	196,743	65.8
	C3 Capital Partners III L.P.	96,697	32.4

(b) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock of the Company by (i) each of the Company’s Directors, (ii) each of the Company’s Named Executive Officers, and (iii) all directors and executive officers as a group, as of December 31, 2016.

TITLE OF CLASS	BENEFICIAL OWNER (2)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	John Wachter, CFO and Director	196,743	65.8%
	William Golden, General Counsel and Director	196,743	65.8%
	Nicole Doyle, Director	96,697	32.4%
	All Directors and Executive Officers as a Group	293,440	98.2%

__________

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company
(2)	Ms. Doyle is the C3 representative for the board

As of March 24, 2017, the date used to calculate the tables above, the Company had 298,867 shares of Common Stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”), approved as of April 10, 2011 made the greater of 220 shares or twenty percent of the highest total number of the Company’s common shares at any time outstanding available for future equity awards. Under the 2011 Plan, the term of the Option shall be specified in the applicable Award Agreement which shall not exceed ten years from the date of grant. The price at which shares of Stock may be purchased under an Option (the “Option Price”) shall not be less than one hundred percent (100%) of the Fair Market Value of the shares of Stock on the date the Option is granted.

As of December 31, 2016, no awards have been made pursuant to the 2011 Plan and the Company does not anticipate making any awards under the 2011 Plan in 2017.

On April 1, 2016, Victor Mondo was hired as President of Aero-Missile. As part of Mr. Mondo’s employment agreement he was granted 8,970 shares, which will fully vest on December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2016, Messrs. Wachter and Golden serve as Chief Financial Officer and General Counsel, respectively. Messrs. Wachter and Golden are affiliates of PGH. John Wachter and William Golden are also affiliates of Polymathes Capital LLC. Polymathes Capital LLC receives a consulting fee of $100,000 per annum, payable in monthly increments.

As of May 24, 2016 Ms. Doyle was the Company’s independent director. Ms. Doyle was C3’s designated representative on the Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015and 2016 were: approximately $75,000 for 2015 and approximately $78,000 for 2016.

Audit Related Fees

There were no aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 and 2016 were $3,000 and $48,000.

All Other Fees

No fees were billed for products and services provided the Company’s independent registered public accounting firms for the years ended December 31, 2015 and 2016.

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

PRECISION AEROSPACE COMPONENTS, INC.

Date: March 30, 2017	By:	/s/ Victor F. Mondo
Victor F. Mondo Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Wachter	Chairman of the Board of Directors and	March 30, 2017
John F. Wachter	Principal Financial Officer

/s/ William J. Golden	Director	March 30, 2017
William J. Golden

/s/ Nicole Doyle	Director	March 30, 2017
Nicole Doyle

/s/ Victor F. Mondo	Chief Executive Officer	March 30, 2017
Victor F. Mondo

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December17, 2012

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Series C Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.6	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company's Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

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

10.3	Shareholder Agreement by and among Precision Aerospace Components, Inc., C3 Capital Partners III, L.P., and Precision Group Holdings LLC	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K/A as filed with the United States Securities and Exchange Commission on August18, 2015

10.4	Stock Purchase Agreement by and among Precision Aerospace Components, Inc., Andrew S. Prince, Donald Barger and David Walters, C3 Capital Partners III, L.P. and Precision Group Holdings LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A as filed with the United States Securities and Exchange Commission on August18, 2015

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

10.6	Credit Agreement between Precision Aerospace Components, Inc. as Borrower and Webster Business Credit Corporation, as Lender	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 1, 2015

10.7	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

