Form 10-Q
period 2017-03-31
Precision Aerospace Components, Inc.
filed 2017-05-19
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-30185

PRECISION AEROSPACE COMPONENTS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

PO Box 69

Groveport, OH 43125

(Address of Principal Executive Offices)

(614) 836-1050

(Issuer’s Telephone Number, including Area Code)

351 Camer Dr.

Bensalem, PA 22109

(215)-245-5700

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant’s common stock, as of May 10, 2017: 202,170

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$42,598	$83,391
Accounts receivable (net of allowance for doubtful accounts of $43,947 as of March 31, 2017 and December 31, 2016.	755,302	720,421
Inventories (net of reserve for obsolesence of $149,719 and $89,080 as of March 31, 2017 and December 31, 2016, respectively.	1,827,624	1,797,061
Current assets held for sale	8,224,075	8,469,472
Other current assets	188,155	81,285

Total current assets	11,037,754	11,151,630

Property and equipment - net	135,978	142,167

Other assets:
Other	3,382	6,798
Long-term assets held for sale	36,024	44,948
Total other assets	39,406	51,746

Total	$11,213,138	$11,345,543

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Line of credit	$5,115,876	$5,292,366
Accounts payable and accrued expenses	937,327	1,016,963
Shareholder put option	900,000	687,000
Income taxes payable	267,684	22,100
Current liabilities held for sale	1,371,938	1,646,448

Total current liabilities	8,592,825	8,664,877

Long-term liabilities - notes payable	3,816,666	3,800,489

Total liabilities	12,409,491	12,465,366

Stockholders' deficiency:
Common stock, $.001 par value; 1,500,000 shares authorized, 298,867 issued and outstanding at March 31, 2017 and December 31, 2016.	299	299
Additional paid-in capital	12,074,159	12,070,996
Accumulated deficit	(13,270,811)	(13,191,118)

Total stockholders' deficiency	(1,196,353)	(1,119,823)

Total liabilities and stockholders' deficiency	$11,213,138	$11,345,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Amount
	2017	2016

Net revenue	$1,884,018	$2,247,917

Cost of goods sold	1,460,212	1,524,110

Gross profit	423,806	723,807

Operating expenses:
General and administrative expenses	407,573	286,388
Professional and consulting fees	24,465	32,719
Depreciation and amortization	7,538	-
Total operating expenses	439,576	319,107

(Loss) income before other (expense) income	(15,770)	404,700

Other (expense) income:
Interest	(70,246)	(77,089)
Change in fair value put option	(213,000)	154,150
Other income	2,160	-
Total other (expense) income	(281,086)	77,061

(Loss) income from continuing operations before provision for income taxes	(296,856)	481,761

Provision for income taxes	(731)	(39,582)

(Loss) income from continuing operations	(297,587)	442,179

Discontinued operations:
Income (loss) from discontinued operations, net	217,894	(62,244)

Net (loss) income applicable to common stockholders	$(79,693)	$379,935

Basic earnings per share applicable to common stockholders:
Continuing operations	(1.00)	11.11
Discontinued operations	0.73	(1.56)
Net (loss) income	(0.27)	9.55
Diluted earnings per share applicable to common stockholders:
Continuing operations	(1.00)	11.11
Discontinued operations	0.73	(1.56)
Net (loss) income	(0.27)	9.55
Weighted average shares outstanding:
Basic	298,867	39,800
Diluted	298,867	39,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(79,693)	$379,935
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,538	-
Amortization of deferred financing fees	25,301	27,762
Stock compensation	3,164	-
(Income) loss from discontinued operations	(217,894)	62,244
Change in fair value put option	213,000	(154,150)
Inventory writedown and reserve	60,639	8,020
Changes in assets and liabilities:
(Increase) in accounts receivable	(34,881)	(208,008)
(Increase) Decrease in inventory	(91,202)	(4,611)
(Increase) in other current assets	(106,870)	(59,682)
Decrease in other assets	3,416	-
Increase in income taxes payable	245,584	25,515
Decrease in accounts payable and accrued expenses	(79,636)	38,340
Net cash (used in) provided by operating activities of continuing operations	(51,534)	115,365
Net cash provided by (used in) operating activities of discontinued operations	188,281	(180,546)
Net cash provided by (used in) operating activities	136,747	(65,181)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,349)	-
Net cash used in investing activities of continuing operations	(1,349)	-
Net cash provided by (used in) investing activities of discontinued operations	9,424	(43,532)
Net cash provided by investing activities	8,075	(43,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds on line of credit	(185,615)	154,801
Payments on shareholder loan	-	(41,179)
Net cash (used in) provided by financing activities of continuing operations	(185,615)	113,622

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,793)	4,909

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	83,391	81,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,598	$86,850

Cash paid during the period for:
Interest	$213,298	$191,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECISION AEROSPACE COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Company’s operations are carried out through its wholly-owned distribution subsidiariesCreative Assembly Systems, Inc (“Creative Assembly”)and Aero-Missile Components, Inc. (“Aero-Missile”). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Aero-Missile has stocking distributor relationships with a number of United States fastener manufacturers. Aero-Missile predominantly sells to all levels of the aviation industry original equipment manufacturers, maintenance and repair organizations, and other distributors, as well as to the United States Department of Defense (“Department of Defense”).In the first quarter of 2016, Precision’s wholly owned subsidiary, Freundlich Supply Company, Inc. (“Freundlich”), was merged into Aero-Missile and Tiger-Tight Corp. (“Tiger-Tight”) was merged into Creative Assembly.

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

On April 28, 2017, the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Apollo Aerospace LLC (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile. The purchase price is subject to a working capital adjustment and $1.0 million being held in escrow to secure the indemnification obligations of the Company and Aero-Missile.

Simultaneous with the sale of Asset Sale, the Company repaid all amounts owing to C3 under Note A and Note B. The total amount repaid was $4 million plus accrued interest of $42,389. In addition, the Company purchased the 96,697 shares of common stock of the Company owned by C3 for an aggregate purchase price of $900,000 that was mutually agreed to by the Company and C3.

On April 28, 2017, the balance of the proceeds of the Asset Sale discussed in Note 7, totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan. Although the WBCC Revolving Loan was senior to Note A and B, WBCC consented to the early repayment of these loans in full. The balance on the WBCC Revolving Loan after pay down was approximately $160,000.

All financial results of Aero-Missile are classified as discontinued operations for the purposes of this quarterly report and all assets of Aero-Missile are classified as held for sale for the periods presented in this quarterly report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 31, 2017.

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

Inventory

Inventories are carried at the lower of cost on an average cost basis, or market. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of March 31, 2017 and December 31, 2016, the inventory reserve was $149,719 and $89,080, respectively.

Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of March 31, 2017, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

Concentration of Credit Risk

For the three month period ending March 31, 2017, sales to PACCAR accounted for 48% of total sales, versus 46% of sales for the prior three month period ending March 31, 2016. For the three month period ending March 31, 2017, sales to Waterous accounted for 15% of total sales, versus 13% of sales for the prior three month period ending March 31, 2016.

At March 31, 2017, PACCAR receivables were $346,588, which accounted for 43% of total receivables. At December 31, 2016, PACCAR receivables were $338,368, which accounted for 35%. There were no other receivable concentrations above 10%.

Concentration of Suppliers

The Company’s largest supplier, AVK Industrial Products, represents approximately 29% of product distributed for the three months ending March 31, 2017, versus 24% for the three months ending March 31, 2016. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company. AVK represented 32% and 25% of accounts payables at March 31, 2017 and December 31, 2016, respectively.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Income Taxes

The Company provides for income taxes under ASC Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and recording the inventory reserve.

ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2017, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue when product is shipped or when it is received by the customer, depending on the contractual terms.

3. DISCONTINUED OPERATIONS

The financial results of our Aero-Missile business through March 31, 2017 are presented as discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of the Aero-Missile business:

For the three months ended March 31:

	2017	2016

Net Revenue	4,773,590	3,716,684

Cost of goods sold	3,773,157	2,832,189

Gross profit	1,000,433	884,495

Operating expenses:
General and administrative expenses	344,355	682,914
Professional and consulting fees	55,740	38,210
Depreciation and amortization	3,223	2,961
Total operating expenses	404,374	724,085

Income before other income (expense)	636,059	74,434

Other income (expense)
Interest expense - net	(167,386)	(122,615)
Other Income	(5,926)	-
Total other income (expense)	(173,312)	(122,615)

Income before provision for income taxes	334,947	(48,181)

Provision for income taxes	116,693	14,063

Income (loss) from discontinued operations	217,984	(62,244)

ASSETS and LIABILITIES as of :

	March 31, 2017	December 31, 2016
Current Assets available for sale:
Accounts receivable	1,670,716	1,264,649
Inventories	6,538,075	7,184,868
Prepaid expenses	15,284	19,955

Total current assets	8,224,075	8,469,472

Long Term Assets for sale:
Plant, Property and Equipment - Net	35,524	44,448
Other Long Term Assets	500	500
	36,024	44,948

Current Liabilities:
Accounts payable	1,350,950	1,560,776
Accrued expenses	20,988	85,672

Total current liabilities	1,371,938	1,646,448

4. LONG-TERM DEBT AND LINE OF CREDIT

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

Note A accrued at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A had a Maturity Date of January 16, 2020. Note A was secured against all of the assets of the Company and its Subsidiaries. On March 31, 2017, Note A had a principal balance of $500,000. Note A was repaid in full on April 28, 2017.

Note B accrued at 14% interest per annum. Note B had a Maturity Date of January 16, 2020. Note B was secured against all of the assets of the Company and its Subsidiaries. On March 31, 2017, Note B had a principal balance of $3,500,000. Note B was repaid in full on April 28, 2017.

Notes A and B carried with them industry standard prepayment penalties. These prepayment penalties were waived by C3 as part of the repurchase of the equity. See Note 7 for further information.

The Company had granted C3 a put right under the Securities Purchase Agreement for the Common Stock C3 had received (whether by purchase or grant) at any time after the earlier to occur of (1) the fifth (5th ) anniversary of the closing of the Securities Purchase Agreement for Common Stock (for Granted Equity), (2) the seventh (7th) anniversary of the closing of the Securities Purchase Agreement (for Purchased Equity), (3) payment in full of the amounts owed under Note A and Note B, or (4) upon an Event of Default, as defined in the Securities Purchase Agreement. On April 28, 2017, the Company repurchased the 96,697 shares of Common Stock owned by C3 for an aggregate purchase price of $900,000. Consequently, C3 owns no shares of Common Stock of the Company and the put right has been cancelled.

The Securities Purchase Agreement contained customary covenants, representations and warranties of the parties. At March 31, 2017, the Company was in compliance with its covenants.

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7,500,000 (the “WBCC Revolving Loan”) by entering into a Credit Agreement (the “WBCC Credit Agreement”) with Webster Business Credit Corporation, as Lender (“WBCC”). The Company’s wholly owned subsidiaries Aero-Missile Components, Inc., and Creative Assembly Systems serve as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan may be used to finance working capital and other general corporate purposes.

Borrowings under the WBCC Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%. For the three months ending March 31, 2017, the effective interest rate was 3.98%.

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

The WBCC Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. As of March 31, 2017, the Company was in compliance with these metrics.

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

As of March 31, 2017, the WBCCRevolving Loan had a principal balance of $5,153,584.Net of the origination and transaction costs being amortized the principal balance was $5,115,876. On April 28, 2017, the balance of the proceeds of the Asset Sale discussed in Note 7, totaling $4,557,611, were used to partially pay down the principal balance of the WBCCRevolving Loan.Although the WBCCRevolving Loan was senior to Note A and B, WBCC consented to the early repayment of these loans in full.The balance on the WBCC Revolving Loan after pay down was approximately $160,000.

C3 Put

C3 maintained their right to force the Company to repurchase its shares upon certain triggering events. The Company maintains a liability on its balance sheet that reflects the fair value of the put option. Prior to March 31, 2017, to arrive at this liability the Company performed a valuation based on comparable company metrics. This technique would be considered a Level 3 fair market value approach. The Company performed its valuation in accordance with FASB’s “ASC 820 – Fair Value Measurements.”The technique used was a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company subtracted the total average outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company’s financial situation. The Company recorded debt discount of $165,650 based on the C3 Put’s fair value at issuance on January 16, 2015. This amount was to be amortized over the life of the Company’s five year subordinated notes. As of March 31, 2017, the Company’s valuation estimate for the C3 Put was $900,000, which was based on the Company’s agreement subsequent to quarter end to repurchase C3’s shares for a total price of $900,000 in conjunction with an early repayment of the Note A and Note B. On April 28, 2017, the C3 Put was cancelled pursuant to the Company’s repurchase of 96,697 shares of Common Stock owned by C3 for an aggregate purchase price of $900,000. Further information can be found in Note 7.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

March 31, 2017
Balance as of December 31, 2016	$687,000
Mark to market adjustment	213,000
Balance as of March 31, 2017	$900,000

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has two facilities, which are primarily office and warehouse space. These facilities are all leased under operating leases. One facility is currently under lease for less than one year, while the second facility is currently under lease for more than one year, calling for monthly rental payments of $3,533 through February 28, 2019. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.

Litigation

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Employment Agreements

During 2010, the Company entered into an employment agreement with its President and Chief Executive Officer. In the event of the termination of the agreement under certain circumstances the Company could be liable for up to twelve months’ salary. On January 16, 2015, Andrew Prince resigned as President and Chief Executive Officer. In consideration for his resignation without termination payments, the Company entered into a two-year financial consulting agreement with Mr. Prince that entitled him to a minimum of $100,000 in consulting fees that were paid on January 16, 2017. The agreement terminated on its own accord and Mr. Prince is no longer affiliated with the Company in any capacity.

On April 1, 2016, the Company appointed Victor Mondo as President of Aero-Missile. Mr. Mondo became Chief Executive Officer of the Company on July 18, 2016. In connection with his appointment, the Company and Mr. Mondo entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Mondo. Pursuant to the Employment Agreement, Mr. Mondo will receive a base salary of $195,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Mondo is eligible for a cash bonus equal to 4% of Adjusted EBITDA over $2,000,000 at the end of each respective annual period. For the period ending March 31, 2017, the Company awarded Mondo a discretionary $60,000 cash bonus. In addition, within 30 days following December 31, 2016, Mr. Mondo shall be awarded shares of the common stock of the Company equal to 3% of the total equity on a fully diluted basis, which will fully vest on December 31, 2018. As of the date of this report, no shares have been issued to Mr. Mondo. Furthermore, Mr. Mondo is eligible to receive shares of common stock equal to up to 9% of the total equity on a fully diluted basis, subject to certain growth metrics for each annual period.

In addition, the Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Employment Agreement, his employment is terminated by the Company other than for “cause,” death or disability or by Mr. Mondo for “good reason” (each as defined in the Employment Agreement), he would be entitledto (1) continuation of his base salary at the rate in effect immediately prior to the termination date for six (6) months following the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

6. RELATED PARTY TRANSACTIONS

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

7. SUBSEQUENT EVENTS

On April 28, 2017 (the “Closing Date”) the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Apollo Aerospace Components, Inc (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile (the “Base Purchase Price”). The Base Price Purchase is subject to a working capital adjustment (the “Working Capital Adjustment”) and $1.0 million being held in escrow to secure the indemnification obligations of the Company and Aero-Missile (the “Escrow Amount”).

The Asset Purchase Agreement contains standard representations and warranties and indemnification obligations. Pursuant to the Asset Purchase Agreement, Aero-Missile assigned all of its supply contracts and open purchase orders to Apollo. Aero-Missile assigned to Apollo its lease obligations for its Bensalem, Pennsylvania and Oxford, Alabama facilities. The Company has relocated its headquarters to 6002 Groveport Road, Groveport, Ohio 43125.

The Working Capital Adjustment will be determined ninety (90) days after the Closing Date. Pursuant to the Asset Purchase Agreement, Closing Working Capital is defined as the sum of the trade receivables, net of reserves, and inventory, net of reserves, assumed by Apollo as of the Closing Date minus any liabilities of Aero-Missile assumed by Apollo as of the Closing Date. If Closing Working Capital exceeds $7.2 million, Apollo will pay to Aero-Missile any amounts exceeding that amount. If Closing Working Capital is less than $6.9 million, Aero-Missile will pay to Apollo the difference between the Closing Working Capital and $6.9 million. Any disputes are subject to binding arbitration.

The Escrow Amount has been deposited with J.P. Morgan. Pursuant to the Asset Purchase Agreement, half the Escrow Amount will be released to Aero-Missile on the first annual anniversary of the Closing Date if no indemnification provisions have been triggered. The remaining balance of the Escrow Amount will be released to Aero-Missile on the eighteen (18) month anniversary of the Closing Date if no indemnification provisions have been triggered.

Pursuant the Asset Purchase Agreement, both Precision and Aero-Missile agreed to sell Apollo the rights to the Precision and Aero-Missile names. Aero-Missile has changed its name to “PolyAero Inc.” Precision will have forty-five (45) days from the Closing Date to implement its name change.

Simultaneous with the Asset Sale, the Company repaid all amounts owing to C3 owing under Note A and Note B, including all interest as of the Closing Date. The total principal amount repaid was $4 million ($0.5 million for Note A and $3.5 million for Note B) with $42,389 in accrued interest for the month of April. C3 agreed to waive all prepayment penalties under the Securities Purchase Agreement.

Additionally on the Closing Date, the Company repurchased the 96,697 shares of Common Stock of the Company owned by C3 for an aggregate purchase price of $900,000 (the “Stock Repurchase”) or approximately $9.31 per share of Common Stock. Nicole Doyle, C3’s designated representative on the Company’s Board of Directors, resigned as a director of the Company immediately following the Stock Repurchase.

On the Closing Date, the Company entered into Amendment No. 2 to and Consent No.1 (the “Amendment and Consent”) under that Credit Agreement dated as of August 25, 2015 between Precision and Webster Business Credit Corporation (“WBCC”) (the “Credit Agreement”). Under the Amendment and Consent, WBCC amended the Credit Agreement and consented to the Asset Sale, the repayment of all amounts owing to C3, and the Stock Repurchase.On April 28, 2017, the balance of the proceeds of the Asset Sale totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan. The balance on the WBCC Revolving Loan after pay down was approximately $160,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Precision Aerospace Components, Inc. (the “Company”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2016 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption “Forward Looking Statements” which information is incorporated herein by reference.

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2017 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for industrial/commercial applications that require a high level of certified and assured quality.On April 28, 2017, the Company sold substantially all of the assets of Aero-Missile.

The Company’s aerospace operations were carried out through its wholly-owned distribution subsidiary Aero-Missile , which has Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”)). Creative Assembly is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their industrial applications.

The Company is a niche player in the North American fastener industry. The fastener distribution industry is highly fragmented with no single company holding a dominant position. The Company competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in the Company’s supplier base.

The Company is a one-stop source for standard, self-locking, semi-special and special nuts, bolts and washers manufactured to several industrial specifications. The Company maintains an inventory of approximately 4,000 SKUs comprised of approximately 19 million parts of premium quality, brand name fastener products.

The Company sells its products pursuant to written purchase orders from its customers. All products are shipped from the Company’s warehouses via common carrier.

As a result of the sale of substantially all of the assets of Aero-Missile, and the reclassification of Aero-Missile’s activity into discontinued operations, the remainder of this discussion relates only to our CAS subsidiary and does not include sales and operations for our Aero-Missile subsidiary.

PACCAR Inc represented approximately 48% of the Company’s total sales for the three months ended March 31, 2017. Waterous Company represented approximately 15% of sales for the three months ended March 31, 2017. No other customer accounted for greater than 10% of the Company’s total sales. At March 31, 2017, PACCAR and Waterous receivables were $346,588 and $73,870, respectively, which accounted for 43% and 9% of total receivables, respectively.

For the period ending March 31, 2016, PACCAR and Waterous sales were $1,052,468 and $289,755, respectively. As a percentage of sales PACCAR and Waterous were 46% and 13%, respectively. At December 31, 2016, PACCAR and Waterous receivables were$338,368 and $61,545, respectively. At December 31, 2016, PACCAR and Waterous represented 35% and 6% of outstanding receivables, respectively.

The Company’s largest supplier, AVK Industrial Products, represent approximately 29% of product distributed for the three months ending March 31, 2017, versus24% for thethree months ending March 31, 2016.

For the periods ending March 31, 2017 and December 31, 2016, AVK accounted for 32% and 25% of payables respectively.

Results from Operations for three months ending March 31, 2017

The Company’s revenues decreased approximately 16% or $364,000 for three months ended March 31, 2017 to $1,884,000from $2,248,000 in the comparable period last year.

Slowdowns in the Class 8 truck market were the primary contribution to the decrease in sales. The nature of our sales relationship does not allow us to increase unit pricings as production volumes drop.

The Company’s gross profit decreased approximately 41% or $300,000for the three months ended March 31, 2017 to $423,800 from $723,800 in the comparable period last year. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit.

The Company’s total operating expenses increased 38% or $120,500 for the three months March 31, 2017 to $439,600 from $319,100 in the comparable period last year. This is largely a result of additions to staffing related to the Company’s long term growth plan.

The Company’s accounts receivable have increased by approximately $35,000 to $755,000 at March 31, 2017 from $720,000 at December 31, 2016; this difference is due to mainly to normal deviations in customer payments. The Company’s inventory has increased approximately $30,500 as of March 31, 2017 from December 31, 2016. The Company expects to see a continued trend of increasing inventory levels to support the Company’s growth plans.

Liquidity

The Company believes that it can meet its financial obligations for a period of 12 months from the date of this report at its presently contemplated operating levels. However, if the anticipated sales levels are not attained, the Company’s availability to access its line of credit would be adversely affected. The Company is presently seeking to expand its capital availability which will enable the Company to fully take advantage of sales opportunities presented to it which require the Company to make additional investments in inventory.

The Company believes it can expand its business with its present staff numbers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2017 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

PRECISION AEROSPACE COMPONENTS, INC.

Dated: May 18, 2017	By:	/s/ Victor Mondo
Victor Mondo
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

