Form 10-Q
period 2017-06-30
Amerinac Holding Corp.
filed 2017-08-11
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-30185

AMERINAC HOLDING CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

PO Box 69

Groveport, OH 43125

(Address of Principal Executive Offices)

(614) 836-1050

(Issuer’s Telephone Number, including Area Code)

Amerinac Holding Corp.

6002 Groveport Road

Groveport, OH 43125

(614)-836-1050

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant’s common stock, as of August 10, 2017: 286,636

Item 1. Financial Statements

AMERINAC HOLDINGS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$1,131,275	$83,391
Accounts receivable (net of allowance for doubtful accounts of
$43,947 as of June 30, 2017 and December 31, 2016	1,043,389	720,421
Inventories (net of reserve for obsolesence of $149,719 and $89,080
as of June 30, 2017 and December 31, 2016, respectively	1,897,414	1,797,061
Escrow receivable	1,000,000	-
Current assets - discontinued operations	-	8,469,472
Escrow deposit	500,000	-
Other current assets	264,200	81,285

Total current assets	5,836,278	11,151,630

Property and equipment - net	54,152	142,167

Other assets:
Other	3,382	6,798
Long-term assets - discontinued operations	-	44,948
Total other assets	3,382	51,746

Total	$5,893,812	$11,345,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Line of credit	$497,438	$5,292,366
Accounts payable and accrued expenses	858,779	1,016,963
Shareholder put option	-	687,000
Income taxes payable	22,831	22,100
Current liabilities - discontinued operations	-	1,646,448

Total current liabilities	1,379,048	8,664,877

Long-term liabilities - notes payable	-	3,800,489

Total liabilities	1,379,048	12,465,366

Stockholders' equity (deficiency):
Common stock, $.001 par value; 1,500,000 shares authorized,
358,333 issued and 261,636 outstanding at June 30, 2017 and 298,867 issued
and outstanding at December 31, 2016.	358	299
Treasury stock, $.001 par value; 96,697 shares held in treasury	(97)	-
Additional paid-in capital	14,119,501	12,070,996
Accumulated deficit	(9,604,998)	(13,191,118)

Total stockholders' equity (deficiency)	4,514,764	(1,119,823)

Total liabilities and stockholders' equity (deficiency)	$5,893,812	$11,345,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDINGS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2017	2016	2017	2016

Net revenue	$4,133,305	$4,871,975	$2,249,287	$2,624,058

Cost of goods sold	3,295,704	3,417,913	1,835,492	1,893,803

Gross profit	837,601	1,454,062	413,795	730,255

Operating expenses:
General and administrative expenses	945,923	681,885	539,080	395,497
Professional and consulting fees	204,111	70,793	179,646	38,074
Depreciation and amortization	22,616	-	15,078	-
Total operating expenses	1,172,650	752,678	733,804	433,571

(Loss) income before other (expense) income	(335,049)	701,384	(320,009)	296,684

Other income(expense):
Interest	(263,372)	(168,305)	(193,126)	(91,216)
Change in fair value of put option	(213,000)	154,150	-	-
Gain on sale	3,409,184	-	3,409,184	-
Other expense	(3,765)	-	(5,925)	-
Total other income (expense)	2,929,047	(14,155)	3,210,133	(91,216)

Income from continuing operations before provision for income taxes	2,593,998	687,229	2,890,124	205,468

Provision for income taxes	(731)	(50,019)	-	(10,437)

Income from continuing operations	2,593,267	637,210	2,890,124	195,031

Discontinued operations:
Income (loss) from discontinued operations, net	992,853	(145,568)	775,689	(83,324)

Net income applicable to common stockholders	$3,586,120	$491,642	$3,665,813	$111,707

Basic earnings per share applicable to common stockholders:
Continuing operations	8.67	15.46	9.65	4.57
Discontinued operations	3.32	(3.53)	2.59	(1.95)
Net income	11.99	11.93	12.24	2.62

Diluted earnings per share applicable to common stockholders:
Continuing operations	8.67	15.46	9.65	4.57
Discontinued operations	3.32	(3.53)	2.59	(1.95)
Net income	11.99	11.93	12.24	2.62

Weighted average shares outstanding:
Basic	299,146	41,225	299,422	42,648
Diluted	299,146	41,225	299,422	42,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDINGS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,586,120	$491,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,616	-
Amortization of deferred financing fees	217,762	48,259
Gain on sale	(3,409,184)	-
Stock compensation	28,467	3,163
(Income) loss from discontinued operations	(992,853)	145,568
Change in fair value put option	213,000	(154,150)
Inventory writedown and reserve	60,639	38,005
Changes in assets and liabilities:
(Increase) in accounts receivable	(322,968)	(333,429)
(Increase) decrease in inventory	(160,995)	84,450
(Increase) in other current assets	(682,915)	(91,604)
Decrease in other assets	3,416	(500)
Increase in income taxes payable	731	50,336
Decrease in accounts payable and accrued expenses	(158,184)	(71,524)
Net cash provided by operating activities of continuing operations	(1,594,348)	210,216
Net cash provided by (used in) operating activities of discontinued operations	1,122,359	(209,274)
Net cash provided by operating activities	(471,989)	942

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale, net of escrow	9,500,000	-
Purchase of property and equipment	(1,349)	(28,862)
Net cash used in investing activities of continuing operations	9,498,651	(28,862)
Net cash provided by (used in) investing activities of discontinued operations	-	(41,348)
Net cash provided by (used in) investing activities	9,498,651	(70,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds on line of credit	(4,813,178)	52,128
Payments on notes payable	(4,000,000)	-
Proceeds from issuance of stock, net	1,734,400	68,257
Purchase of treasury stock	(900,000)	-
Payments on shareholder loan	-	(84,509)
Net cash (used in) provided by financing activities of continuing operations	(7,978,778)	35,876

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,047,884	(33,392)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	83,391	81,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,131,275	$48,549

Cash paid during the period for:
Interest	$313,037	$388,931
Income taxes	$-	$4,195

Non-cash financing activities:
Stock issued for payment of debt	$85,600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. SUMMARY OF BUSINESS

Amerinac Holding Corp. and Subsidiaries (the “Company”) distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for aerospace and military applications and for industrial/commercial applications that require a high level of certified and assured quality.

The Company's operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly”). Until April 28, 2017, the Company’s operations were also carried out through its wholly-owned distribution subsidiary, Aero-Missile Components, Inc. (“Aero-Missile”). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Aero-Missile had stocking distributor relationships with a number of United States fastener manufacturers. Aero-Missile predominantly soldto all levels of the aviation industry original equipment manufacturers, maintenance and repair organizations, and other distributors, as well as to the United States Department of Defense (“Department of Defense”).In the first quarter of 2016, the Company’s wholly owned subsidiary, Freundlich Supply Company, Inc. (“Freundlich”), was merged into Aero-Missile and Tiger-Tight Corp. (“Tiger-Tight”) was merged into Creative Assembly.

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

On April 28, 2017, the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Aero-Missile Asset Purchase Agreement”) with Apollo Aerospace LLC (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile. The purchase price is subject to a working capital adjustment and $1.0 million being held in escrow to secure the indemnification obligations of the Company and Aero-Missile. No payments were made to or from the Company pursuant to the working capital adjustment contained within the Aero-Missile Asset Purchase Agreement. Pursuant to the Aero-Missile Asset Purchase Agreement, the Company and Aero-Missile were required to change their corporate names. On May 1, Aero-Missile changed its name to “PolyAero Inc.” and on June 28, 2017, the Company changed its name to “Amerinac Holding Corp.”

Simultaneous with the sale of Asset Sale, the Company repaid all amounts owing to C3 Capital Partners III, L.P. (“C3”) under Note A and Note B. The total amount repaid was $4 million plus accrued interest of $42,389. In addition, the Company purchased the 96,697 shares of common stock of the Company owned by C3 for an aggregate purchase price of $900,000that was mutually agreed to by the Company and C3.

On April 28, 2017, the balance of the proceeds of the Asset Sale discussed above, totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan. Although the WBCC Revolving Loan was senior to Note A and B, WBCC consented to the early repayment of these loans in full. WBCC required a fee of $37,500 to consent.

All financial results of Aero-Missile are classified as discontinued operations for the purposes of this quarterly report and all assets of Aero-Missile are classified as discontinued operations for the periods presented in this quarterly report.

On July 12, 2017, the Company entered into an Asset Purchase Agreement (the “Prime Asset Purchase Agreement”) with Prime Metals & Alloys, Inc., a Delaware corporation, (“Prime Metals”) pursuant to which a newly created subsidiary of the Company will purchase all of the assets of Prime Metals for an aggregate purchase price of $9.6 million pursuant to an order of the Bankruptcy Court approving the sale under Section 363 of the Bankruptcy Code. On March 2, 2017, Prime Metals filed a voluntary petition for relief under chapter 11 of title of the United States Code (as amended, the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Pennsylvania (the “Bankruptcy Court”) at case no. 17-70164-JAD.

Pursuant to an order of the Bankruptcy Court, on June 26, 2017, the Company paid a deposit of $0.5million to be held in escrow. The deposit will be credited to the purchase price at Closing.

On July 17, 2017, the Company completed the final closing of a private placement (the “Private Placement”) with approximately 17 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors a total of 75,500 shares of restricted common stock (the “Shares”) of the Company at a purchase price of $40.00 per share, and total consideration of $3.02 million. The Shares were offered and sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. As of June 30, 2017, the Company had raised $2.02 million through the sale of 50,500 Shares. The remaining 25,000 Shares were sold between July 1, 2017 and July 17, 2017 for $1.0 million.

The Shares of common stock have not been registered under the Securities Act and may not be transferred or resold unless the transfer or resale is registered or unless exemptions from the registration requirements of the Securities Act and applicable state laws are available.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March31, 2017.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of June 30, 2017 and 2016, respectively.

Treasury Stock

Treasury stock purchases are accounted for under the constructive retirement method whereby the par value of the acquired stock is recorded as treasury stock. Gains and losses on subsequent reissuance of shares are credited or charged to paid-in capital in excess of par value using the average-cost method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant estimates are the useful lives of fixed assets, reserves for inventory and accounts receivable.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard is to be applied prospectively. The Company adopted this standard in Q1 2017.

Inventories are carried at the lower of cost or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of December 31, 2016 and June30, 2017, the inventory reserve was $89,080and$149,719, respectively.

Concentration of Credit Risk

For the six month period ending June30, 2017, sales to PACCAR accounted for 51% of total sales, versus 47% of sales for the prior six month period ending June30, 2016.For the six month period ending June30, 2017, sales to Waterous accounted for 13% of total sales, versus 11% of sales for the prior six month period ending June30, 2016.

At June30, 2017, PACCAR receivables were $512,711, which accounted for 49% of total receivables. At December 31, 2016, PACCAR receivables were $338,368, which accounted for 47%.

Concentration of Suppliers

The Company’s largest supplier, AVK Industrial Products, represents approximately 27% of product distributed for the six months ending June30, 2017, versus 31%for the six months ending June30, 2016. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company. AVK represented 40% and 25% of accounts payable at June30, 2017, and December 31, 2016, respectively. For the six months ending June 30, 2016, Brighton Best Sockets accounted for 17% of purchases.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2017, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue when product is shipped or when it is received by the customer, depending on the contractual terms.

3. DISCONTINUED OPERATIONS

The financial results of our Aero-Missile business,sold on April 28, 2017, for the three and six months ended June 30, 2017 and 2016 are presented as discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of the Aero-Missile business:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

Net Revenue	$5,839,989	$7,210,636	$1,066,399	$3,493,952

Cost of goods sold	4,048,651	5,713,741	275,494	2,881,552

Gross profit	1,791,338	1,496,895	790,905	612,400

Operating expenses:
General and administrative expenses	443,771	1,291,122	9,470	494,106
Professional and consulting fees	56,796	89,894	1,056	51,684
Depreciation and amortization	9,132	7,079	5,909	4,118
Total operating expenses	509,699	1,388,095	16,435	549,908

Income before other income (expense)	1,281,639	108,800	774,470	62,492

Other income (expense)
Interest expense - net	(282,861)	(251,585)	(115,475)	(128,970)
Other expense	(5,925)	(692)	1	(692)
Total other income (expense)	(288,786)	(252,277)	(115,474)	(129,662)

Income before provision for income taxes	992,853	(143,477)	658,996	(67,170)

Provision for state income taxes	-	(2,091)	116,693	(16,154)

Net Income (loss) of discontinued operations	992,853	(145,568)	775,689	(83,324)

	April 28, 2017	December 31, 2016
Current assets of discontinued operations
Accounts receivable	1,298,399	1,264,649
Inventories	6,957,866	7,184,868
Prepaid expenses	25,362	19,955

Total current assets	8,281,627	8,469,472

Long term assets of discontinued operations
Plant, property and equipment - net	100,774	44,448
Other long term assets	3,525	500
	104,299	44,948

Current liabilities of discontinued operations:
Accounts payable	1,285,200	1,560,776
Accrued expenses	9,910	85,672

Total current liabilities	1,295,110	1,646,448

Net assets sold above were approximately $7,091,000, resulting in a gain on sale of approximately $3,409,000 as a result of $10,500,000 sale price. There was no tax due to deferred tax assets for inventory reserves.

4. LONG-TERM DEBT AND LINE OF CREDIT

Securities Purchase Agreement

On the January 16, 2015, (the “Effective Date”), the Company and its Subsidiaries entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 (“Note A”), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 (“Note B”), and (3) 3,200shares of unregistered Common Stock for a loan from C3.

Note Aaccruedat11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A had a Maturity Date of January 16, 2020. Note A was secured against all of the assets of the Company and its Subsidiaries. Note A was repaid in full on April 28, 2017.

Note B accrued at 14% interest per annum. Note B had a Maturity Date of January 16, 2020. Note B was secured against all of the assets of the Company and its Subsidiaries. Note B was repaid in full on April 28, 2017.

Notes A and B carried with them industry standard prepayment penalties. These prepayment penalties were waivedby C3 as part of the repurchase of the equity.

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

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7,500,000 (the "WBCC Revolving Loan") by entering into a Credit Agreement (the "WBCC Credit Agreement") with Webster Business Credit Corporation, as Lender ("WBCC"). The Company's wholly owned subsidiaries Aero-Missile Components, Inc., and Creative Assembly Systems serve as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan may be used to finance working capital and other general corporate purposes.

Borrowings under the WBCC Credit Agreement bear interest, at the Company's election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%. For the sixmonths ending June 30, 2017, the effective interest rate was 4.3%.

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

The WBCC Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. As of June 30, 2017, the Company was in compliance with these metrics.

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

As of June 30, 2017 and December 31, 2016, the WBCCRevolving Loan had a principal balance of $526,021 and $5,339,199, respectively.Net of the origination and transaction costs being amortized the balance was $497,438 and $5,292,366.

On the April 28, 2017, the Company entered into Amendment No. 2 to and Consent No.1 (the “Amendment and Consent”) under the WBCC Credit Agreement. Under the Amendment and Consent, WBCC amended the WBCC Credit Agreement and consented to the Asset Sale, the repayment of all amounts owing to C3, and the Stock Repurchase.On April 28, 2017, the balance of the proceeds of the Asset Sale totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan.

On July 31, 2017, the Company paid the remaining $209,406 due under the WBCC Credit Agreement and the WBCC Credit Agreement was terminated by mutual agreement.

C3 Put

C3 maintained their right to force the Company to repurchase its shares upon certain triggering events. The Company maintains a liability on its balance sheet that reflects the fair value of the put option. Prior to March 31, 2017, to arrive at this liability the Company performed a valuation based on comparable company metrics. This technique would be considered a Level 3 fair market value approach. The Company performed its valuation in accordance with FASB’s “ASC 820 – Fair Value Measurements.”The technique used was a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company subtracted the total average outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company’s financial situation. The Company recorded debt discount of $165,650 based on the C3 Put’s fair value at issuance on January 16, 2015. This amount was to be amortized over the life of the Company’s five year subordinated notes. As of March 31, 2017, the Company’s valuation estimate for the C3 Put was $900,000, which was based on the Company’s agreement subsequent to quarter end to repurchase C3’s shares for a total price of $900,000 in conjunction with an early repayment of the Note A and Note B. On April 28, 2017, the C3 Put was exercised and the Company repurchased96,697 shares of Common Stock owned by C3 for an aggregate purchase price of $900,000.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

June30, 2017
Balance as of December31, 2016	$687,000
Mark to market adjustment	213,000
Balance as of June 30, 2017	$900,000
Repurchase of Stock	(900,000)
Balance as of June 30, 2017	$0

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

On April 1, 2016, the Company appointed Victor Mondo as President of Aero-Missile. Mr. Mondo became Chief Executive Officer of the Company on July 18, 2016. In connection with his appointment, the Company and Mr. Mondo entered into a written employment agreement (the "Employment Agreement") for an initial three-year term, which providedcompensation terms for Mr. Mondo. As part of the divesture of Aero-Missile, Mr. Mondo’s compensation structure was altered. Pursuant to the updated Employment Agreement, Mr. Mondo will receive a base salary of $195,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Mondo is eligible for a cash bonus equal to 4% of Adjusted EBITDA over $1,000,000 at the end of each respective annual period. For the period ending June 30, 2017, the Company awarded Mondo a discretionary $60,000 cash bonus. In addition, Mr. Mondo was entitled to an award ofshares of the common stock of the Company equal to 3% of the total equity on a fully diluted basis, which were to fully vest on December 31, 2018. Pursuant to the updated Employment Agreement, Mr. Mondo’s shares vested fully on June 30, 2017, subject to various clawback provisions. As of the date of this report, 8,966 shares have been vested and issued to Mr. Mondo. Furthermore, Mr. Mondo is eligible to receive 3,800 shares of common stock, subject to certain growth metrics for each annual period.

In addition, the Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Employment Agreement, his employment is terminated by the Company other than for “cause,” death or disability or by Mr. Mondo for “good reason" (each as defined in the Employment Agreement), he would be entitledto (1) continuation of his base salary at the rate in effect immediately prior to the termination date for six (6) months following the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

6. RELATED PARTY TRANSACTIONS

On January 16, 2015, the Company and Polymathes Capital, LLC(“Consultant”), an affiliate of Precision Group Holdings LLC (“Holdings”), our largest shareholder, entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. Messrs John Wachter and William Golden are also affiliates of Polymathes Capital and Holdings. The consulting fee is $100,000 per annum, payable in monthly increments. On June 30, 2017, the Company accelerated the payment of management fees due for the second half of 2017.Pursuant to the Private Placement, Messrs Wachter and Golden decided to take 825 Shares each and Mr. Seamus Lamb chose to take 490 Shares at a purchase price of $40.00 per share in lieu of cash due to the Consultant under the Management Services Agreement for a total of $85,600 in non-cash consideration.

7. SUBSEQUENT EVENTS

On July 12, 2017, the Company entered into an Asset Purchase Agreement (the “Prime Asset Purchase Agreement”) with Prime Metals & Alloys, Inc., a Delaware corporation, (“Prime Metals”) pursuant to which a newly created subsidiary of the Company will purchase all of the assets of Prime Metals for an aggregate purchase price of $9.6 million pursuant to an order of the Bankruptcy Court approving the sale under Section 363 of the Bankruptcy Code. On March 2, 2017, Prime Metals filed a voluntary petition for relief under chapter 11 of title of the United States Code (as amended, the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Pennsylvania (the “Bankruptcy Court”) at case no. 17-70164-JAD.

Pursuant to an order of the Bankruptcy Court, the Company paid a deposit of $0.5 million to be held in escrow. The deposit will be credited to the purchase price at Closing.

On July 17, 2017, the Company completed the final closing of a private placement (the “Private Placement”) with approximately 17 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors a total of 75,500 shares of restricted common stock (the “Shares”) of the Company at a purchase price of $40.00 per share, and total consideration of $3.02 million. The Shares were offered and sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The subscription agreements executed in connection with the transactions disclosed above contain representations from the Investors to support our reasonable belief that: (i) the Investors either received or had access to adequate information concerning the Company’s operations and financial condition in order to make an informed investment decision, (ii) the Investors acquired the Shares for their own account for investment purposes only and not with a view to distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and (iii) the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act).

The Shares of common stock have not been registered under the Securities Act and may not be transferred or resold unless the transfer or resale is registered or unless exemptions from the registration requirements of the Securities Act and applicable state laws are available.

On July 31, 2017, the Company paid the remaining $209,406 due under the WBCC Credit Agreement and the WBCC Credit Agreement was terminated by mutual agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Amerinac Holding Corp. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2016 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2017 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for industrial/commercial applications that require a high level of certified and assured quality. On April 28, 2017, the Company sold substantially all of the assets of Aero-Missile.

The Company's aerospace operations were carried out through its wholly-owned distribution subsidiary Aero-Missile , which has Stocking Distributor relationships with a number of United States fastener manufacturers and who sell high technology, specially engineered fasteners - nuts and bolts - predominantly to all levels of the aviation industries (original equipment manufacturers, maintenance and repair organizations, and other distributors as well as to the United States Department of Defense (“Department of Defense”)). Creative Assembly is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries.

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

As a result of the sale of substantially all of the assets of Aero-Missile, and the reclassification of Aero-Missile’s activity into discontinued operations, the remainder of this discussion relates only to our CAS subsidiary and does not include sales and operations for our Aero-Missilesubsidiary.

PACCAR Inc represented approximately 51% of the Company’s total sales for the six months ended June 30, 2017. Waterous Company represented approximately 12% of sales for the six months ended June 30, 2017. At June 30, 2017, PACCAR and Waterous receivables were $512,711 and $101,016, respectively, which accounted for 49% and 9% of total receivables, respectively.

 The Company’s largest supplier, AVK Industrial Products, represent approximately 27% of product distributed for the sixmonths ending June 30, 2017, versus31% for the six months ending June 30, 2016. For the six months ending June 30, 2016, Brighton Best Sockets accounted for 17% of purchases.

For the periods ending June 30, 2017 and December 31, 2016, AVK accounted for 40% and 25% of payables respectively.

Results from Operations for six months ending June 30, 2017 vs June 30, 2016

The Company’s revenues decreased approximately 15.2% or $738,670 for six months ended June 30, 2017 to approximately $4,133,000from approximately $4,872,000 in the comparable period last year.

Slowdowns in the Class 8 truck market were the primary contribution to the decrease in sales. The nature of our sales relationship does not allow us to increase unit pricings as production volumes drop.

The Company’s gross profit decreased approximately 42.4% or $616,000 for the six months ended June30, 2017 to approximately $838,000 from approximately $1,454,000 in the comparable period last year. The decrease in gross profit was primarily caused by pricing pressure from large customers. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit.

The Company’s total operating expenses increased 55.8% or $420,000 for the six months June 30, 2017 to approximately $1,173,000 from approximately $753,000 in the comparable period last year. This is largely a result of additions to staffing related to the Company’s long term growth plan and the shifting of all corporate overhead to Creative Assembly following the sale of Aero-Missile.

The Company’s accounts receivable have increased by approximately $323,000 to $1,043,000 at June 30, 2017 from $720,000 at December 31, 2016; this difference is due to mainly to normal deviations in customer payments. The Company’s inventory has increased approximately $100,000 as of June 30, 2017 from December 31, 2016. The Company expects to see a continued trend of increasing inventory levels to support the Company’s growth plans.

For the six months ended June 30, 2017, the Company had a gain on sale of approximately $3,409,000 which was an increase from $0 for the six months ended June 30, 2016. This was due to the sale of substantially all of the assets of Aero-Missile during the quarter for a purchase price of $10,500,000.

Liquidity

The Company believes that it can meet its financial obligations for a period of 12 months from the date of this report at its presently contemplated operating levels. However, if the anticipated sales levels are not attained, the Company’s availability to access a new line of credit would be adversely affected. The Company is presently seeking to expand its capital availability which will enable the Company to fully take advantage of sales opportunities presented to it which require the Company to make additional investments in inventory.

The Company believes it can expand its business with its present staff numbers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective atJune 30, 2017 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

AMERINAC HOLDING CORP.

Dated: August 11, 2017	By:	/s/ Victor Mondo
Victor Mondo
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

