Form 10-Q
period 2017-09-30
Amerinac Holding Corp.
filed 2017-11-17
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

(614) 836-1050

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant’s common stock, as of November 14, 2017: 302,386

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$458,688	$83,391
Accounts receivable (net of allowance for doubtful accounts of $43,947 as of September 30, 2017 and December 31, 2016)	3,234,113	720,421
Inventories (net of reserve for obsolesence of $149,719 and $89,080 as of September 30, 2017 and December 31, 2016, respectively)	2,956,064	1,797,061
Escrow receivable	1,000,000	-
Current assets - discontinued operations	-	8,469,472
Other current assets	422,134	81,285

Total current assets	8,070,999	11,151,630

Property, land and equipment - net	6,198,992	142,167

Other assets:
Other	9,799	6,798
Goodwill	2,033,276	-
Long-term assets - discontinued operations	-	44,948
Total other assets	2,043,075	51,746

Total	$16,313,066	$11,345,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Line of credit	$-	$5,292,366
Accounts payable and accrued expenses	2,038,498	1,016,963
Notes payable - short term - related party	487,739	-
Shareholder put option	-	687,000
Income taxes payable	22,831	22,100
Current liabilities - discontinued operations	-	1,646,448

Total current liabilities	2,549,068	8,664,877

Long-term liabilities:
Notes payable	-	3,800,489
Notes payable - related party	7,112,261	-

Total long-term liabilities	7,112,261	3,800,489

Total liabilities	9,661,329	12,465,366

Commitments and contingencies

Redeemable non-controlling interest	434,833	-

Stockholders' equity (deficiency):
Common stock, $.001 par value; 1,500,000 shares authorized, 302,386 issued and outstanding at September 30, 2017 and 298,867 issued and outstanding at December 31, 2016.	302	299
Additional paid-in capital	15,749,460	12,070,996
Accumulated deficit	(9,532,858)	(13,191,118)

Total stockholders' equity (deficiency)	6,216,904	(1,119,823)

Total liabilities and stockholders' equity (deficiency)	$16,313,066	$11,345,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	FOR THE NINE MONTHS		FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2017	2016	2017	2016

Net revenue	$9,942,032	$7,262,449	$5,808,727	$2,390,474

Cost of goods sold	7,889,345	5,183,911	4,593,641	1,765,998

Gross profit	2,052,687	2,078,538	1,215,086	624,476

Operating expenses:
General and administrative expenses	1,529,390	1,066,289	560,851	384,404
Professional and consulting fees	535,467	82,315	331,356	11,522
Total operating expenses	2,064,857	1,148,604	892,207	395,926

(Loss) income before other income (expense)	(12,170)	929,934	322,879	228,550

Other income(expense):
Interest	(466,530)	(285,691)	(203,158)	(117,386)
Change in fair value of put option	(213,000)	93,342	-	(60,808)
Gain on sale	3,409,184	-	-	-
Other expense	53	-	3,818	-
Total other income (expense)	2,729,707	(192,349)	(199,340)	(178,194)

Income from continuing operations before
provision for income taxes	2,717,537	737,585	123,539	50,356

Provision for income taxes	(731)	(3,903)	-	46,116

Income before before discontinued operations	2,716,806	733,682	123,539	96,472

Income (loss) from discontinued operations, net	976,287	(100,140)	(16,566)	45,428

Net income	3,693,093	633,542	106,973	141,900

Non-controlling interest share of net income from continuing operations	34,833	-	34,833	-

Net income attributable to Amerinac Holding
Corp. shareholders	$3,658,260	$633,542	$72,140	$141,900

Basic earnings per share applicable to common stockholders:
Continuing operations	9.88	5.74	0.31	0.32
Discontinued operations	3.59	(0.78)	(0.06)	0.15
Earnings per share	13.47	4.96	0.25	0.47
Diluted earnings per share applicable to common stockholders:
Continuing operations	9.88	5.74	0.31	0.32
Discontinued operations	3.59	(0.78)	(0.06)	0.15
Earnings per share	13.47	4.96	0.25	0.47
Weighted average shares outstanding:
Basic	271,572	127,752	283,442	298,926
Diluted	271,572	127,752	283,442	298,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINEMONTHS ENDED SEPTEMBER 30, 2017 AND 2016

CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net income	$3,658,260	$633,542
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	93,475	1,064
Amortization of deferred financing fees	246,345	66,110
Gain on sale	(3,409,184)	-
Stock compensation	28,467	6,326
Income (loss) from discontinued operations	976,287	(100,140)
Change in fair value put option	213,000	(93,342)
Inventory writedown and reserve	60,639	47,526
Changes in assets and liabilities:
Increase in accounts receivable	(2,513,692)	(183,646)
(Increase) decrease in inventory	(1,219,642)	175,307
Increase in other current assets	(340,849)	(163,260)
Increase in other assets	(3,001)	-
Increase in income taxes payable	731	-
Decrease in shareholder put option	(687,000)	-
Increase (decrease) in accounts payable and accrued expenses	1,021,535	(209,629)
Net cash (used in) provided by operating activities of continuing operations	(1,874,629)	179,858
Net cash provided by operating activities of discontinued operations	1,003,313	352,281
Net cash (used in) provided by operating activities	(871,316)	532,139
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale, net of escrow	9,500,000	-
Acquisition of business	(9,600,000)	-
Purchase of property and equipment	(64,285)	(67,604)
Net cash used in investing activities of continuing operations	(164,285)	(67,604)
Net cash used in investing activities of discontinued operations	-	(83,330)
Net cash used in investing activities	(164,285)	(150,934)
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(5,339,199)	(350,375)
Net payments on notes payable	(4,000,000)	-
Net proceeds on notes payable - related party	8,000,000	-
Proceeds from issuance of stock, net	3,650,097	68,257
Purchase of treasury stock	(900,000)	-
Payments on shareholder loan	-	(122,790)
Net cash provided by (used in) financing activities of continuing operations	1,410,898	(404,908)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	375,297	(23,703)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	83,391	81,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$458,688	$58,238

Cash paid during the period for:
Interest	$466,530	$641,951
Income taxes	$-	$4,195

Non-cash financing activities:
Stock issued for payment of debt	$85,600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

1. SUMMARY OF BUSINESS

Amerinac Holding Corp. and Subsidiaries (the “Company”) distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are for industrial and commercial applications that require a high level of certified and assured quality. Additionally, the Company manufactures specialty stainless steel, and related products for steel mills, steel forging operations, and various metal fabrication facilities.

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly”) and its majority-owned subsidiary, Prime Metals Acquisition LLC, a Delaware limited liability company (“PMAL”). Until April 28, 2017, the Company’s operations were also carried out through its wholly-owned distribution subsidiary, Aero-Missile Components, Inc. (“Aero-Missile”). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Aero-Missile had stocking distributor relationships with a number of United States fastener manufacturers. Aero-Missile predominantly sold to all levels of the aviation industry original equipment manufacturers, maintenance and repair organizations, and other distributors, as well as to the United States Department of Defense (“Department of Defense”).

PMAL manufactures specialty ingot and electrode products which are supplied for investment castings, forging, ring rolling, and plate production. PMAL also manufactures shot products and master alloys which are sold to other melt shops, and provides manufacturing support services. The flexible manufacturing operations at PMAL enable the Company to offer a wide range of product grades in customer specific order quantities. The primary grade types include stainless steels, tool steels, nickel based grades, cobalt based grades and some nonferrous alloys. The Company also offers toll conversion melting services.

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

On April 28, 2017, the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Aero-Missile Asset Purchase Agreement”) with Apollo Aerospace LLC (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile. The purchase price is subject to a working capital adjustment and $1.0 million being held in escrow to secure the indemnification obligations of the Company and Aero-Missile. During the third quarter, it was determined that $22,500 was owed by the Company to Apollo, under the terms of the working capital adjustment. Pursuant to the Aero-Missile Asset Purchase Agreement, the Company and Aero-Missile were required to change their corporate names. On May 1, Aero-Missile changed its name to “PolyAero Inc.” and on June 28, 2017, the Company changed its name to “Amerinac Holding Corp.”

Simultaneous with the sale of Asset Sale, the Company repaid all amounts owing to C3 under Note A and Note B. The total amount repaid was $4 million plus accrued interest of $42,389. In addition, the Company purchased the 96,697 shares of common stock of the Company owned by C3 for an aggregate purchase price of $900,000 that was mutually agreed to by the Company and C3.

On April 28, 2017, the balance of the proceeds of the Asset Sale discussed in Note 8, totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan. Although the WBCC Revolving Loan was senior to Note A and B, WBCC consented to the early repayment of these loans in full.

All financial results of Aero-Missile are classified as discontinued operations for the purposes of this quarterly report.

On July 12, 2017, the Company entered into an Asset Purchase Agreement (the “Prime Asset Purchase Agreement”) with Prime Metals & Alloys, Inc., a Delaware corporation, (“Prime Metals”) pursuant to which PMAL would purchase all of the assets of Prime Metals for an aggregate purchase price of $9.6 million pursuant to an order of the Bankruptcy Court approving the sale under Section 363 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, the Company paid a deposit of $0.5 million to be held in escrow. The deposit was credited to the purchase price at Closing. On March 2, 2017, Prime Metals filed a voluntary petition for relief under chapter 11 of title of the United States Code (as amended, the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Pennsylvania (the “Bankruptcy Court”) at case no. 17-70164-JAD.

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made Loans to PMAL: (1) a Term Loan in the amount of $4,500,000 (“Term Loan A”) and (2) a Term Loan in the amount of $3,500,000 (“Term Loan B”). In addition, in consideration for Summit making the Loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL ( the “SBN Membership Interests”).

The Company has guaranteed payment of Term Loan A and Term Loan B pursuant to a Guaranty Agreement made by the Company as of the Effective Date.

The Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. No covenants are calculated in the current quarter. Covenant calculations commence with the period ending December 31, 2017.

On July 17, 2017, the Company completed the closing of a private placement (the “Private Placement”) with approximately 17 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors a total of 75,500 shares of restricted common stock (the “Shares”) of the Company at a purchase price of $40.00 per share, and total consideration of $3.02 million. The Shares were offered and sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The subscription agreements executed in connection with the transactions disclosed above contain representations from the Investors to support our reasonable belief that: (i) the Investors either received or had access to adequate information concerning the Company’s operations and financial condition in order to make an informed investment decision, (ii) the Investors acquired the Shares for their own account for investment purposes only and not with a view to distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and (iii) the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act).

On September 28, 2017, the Company sold an additional 15,750 Shares at a purchase price of $40.00 per share, and total consideration of $630,000 to 5 Investors. The Shares were offered and sold in reliance upon exemptions from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The subscription agreements executed in connection with the transactions disclosed above contain representations from the Investors to support our reasonable belief that: (i) the Investors either received or had access to adequate information concerning the Company’s operations and financial condition in order to make an informed investment decision, (ii) the Investors acquired the Shares for their own account for investment purposes only and not with a view to distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and (iii) the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors”.

The Shares of common stock have not been registered under the Securities Act and may not be transferred or resold unless the transfer or resale is registered or unless exemptions from the registration requirements of the Securities Act and applicable state laws are available.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 31, 2017.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of September 30, 2017 and 2016.

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

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of September 30, 2017 and December 31, 2016, the inventory reserve was $149,719 and $89,080, respectively.

For the Company’s distribution subsidiary, management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of September 30, 2017, the Company’s distribution subsidiary had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value. For the Company’s manufacturing subsidiary, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase ‘inventory’ turns to eliminate any impacts from market fluctuations. As of September 30, 2017, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand. Management will evaluate the need to change inventory on hand levels.

For the Company’s manufacturing subsidiary, PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of September 30, 2017, the inventory reserve was $0. The Company’s sole manufacturing subsidiary was acquired in the third quarter of 2017. As part of the acquisition, inventory is recorded net of any reserve.

Concentration of Credit Risk

For the nine month period ending September 30, 2017, sales to PACCAR accounted for 31.2% of total sales, versus 18.5% of sales for the prior nine month period ending September 30, 2016. For the nine month period ending September 30, 2017, AMG-Vanadium accounted for 11% of sales. For the nine month period ending September 30, 2016, Waterous accounted for 11% of sales.

At September 30, 2017, PACCAR receivables were $424,826, which accounted for 13.6% of total receivables. At December 31, 2016, PACCAR receivables were $338,368, which accounted for 47%. At September 30, 2017, Remelt Resources, Universal Stainless, and AMG-Vanadium were 24.6%, 13.6% and 12.7%, respectively. There were no other receivable concentrations above 10%.

Concentration of Suppliers

The Company’s largest supplier, AVK Industrial Products, represents approximately 21.8% of product distributed for the nine months ending September 30, 2017, versus 27% for the nine months ending September30, 2016. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company. AVK represented 29% and 36% of accounts payables at September 30, 2017, and December 31, 2016, respectively.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2017, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue when product is shipped or when it is received by the customer, depending on the contractual terms.

Redeemable Non-controlling Interest

Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the condensed consolidated balance sheets.

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, PMAL entered into the Credit Agreement with Summit pursuant to which Summit made Loans to PMAL: (1) Term Loan A and (2) Term Loan B. In addition, in consideration for Summit making the Loans, PMAL issued to the SBN the SBN Membership Interests. The SBN Membership Interests represent 25% ownership of PMAL.

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On the earlier of August 17, 2020 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On the August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value.

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholder’s equity as Redeemable Non-controlling Interest.

3. ACQUISITION AND BUSINESS COMBINATION

On July 12, 2017, the Company and PMAL entered into an Asset Purchase Agreement with Prime Metals. On August 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for a purchase price of $9.6 million. The assets and liabilities of PMAL were recorded at their respective fair values as of the closing date of the acquisition, and the following table summarizes these values based on the estimated balance sheet at August 17, 2017.

The goodwill was recorded, based on the estimated fair value. Upon completion of an independent purchase price allocation and valuation, the allocation of goodwill and intangible assets will be adjusted accordingly.

The following summarizes the purchase price allocation:

Purchase Price	9,600,000

Accounts Receivable	719,000
Inventory	667,571
Other current assets	23,053
Machinery & Equipment	2,747,100
Real Estate	3,410,000
Total	7,566,724
Goodwill	2,033,276

Acquisition costs were approximately $220,000, which are included in general and administrative expenses.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2016, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended September 30, 2017 and 2016 as if the acquisition had occurred on January 1, 2016.

	Nine Months Ended	Nine Months Ended
Pro Forma	September 30, 2017	September 30, 2016
Net Sales	24,720,668	25,449,423
Operating expenses	3,185,437	3,112,727
Income before taxes	(233,091)	2,653,431
Net income	(233,091)	2,653,431

The Company’s condensed consolidated financial statements for the nine months ending September 30, 2017 include the actual results of PMAL since the date of the acquisition, August 17, 2017. The nine months ended September 30, 2017, pro forma results above include nine months of pro forma results for Prime Metals. For the period ended September 30, 2016, pro forma results above include nine months of pro forma results for Prime Metals. For the nine months ended September 30, 2017, the PMAL operations had a net income before taxes of $139,335 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $3,393,558 in revenues and $3,254,223 in expenses.

4. DISCONTINUED OPERATIONS

The financial results of our Aero-Missile business, sold on April 28, 2017, for the three and nine months ended September 30, 2017 and 2016 are presented as discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of the Aero-Missile business:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Net Revenue	$5,839,989	$10,746,633	-	$3,535,997

Cost of goods sold	4,048,651	8,597,807	-	2,884,066

Gross profit	1,791,338	2,148,826	-	651,931

Operating expenses:
General and administrative expenses	443,771	1,719,313	-	428,191
Professional and consulting fees	56,796	111,396	-	21,502
Depreciation and amortization	9,132	9,213	-	2,134
Total operating expenses	509,699	1,839,922	-	451,827

Income before other income (expense)	1,281,639	308,904	-	200,104

Other income (expense)
Interest expense - net	(299,427)	(409,044)	(16,566)	(157,459)
Other expense	(5,925)	-	-	(692)
Total other income (expense)	(305,352)	(409,044)	-	(156,767)

Income before provision for income taxes	976,287	(100,140)	(16,566)	43,337

Provision for state income taxes	-	-	-	2,091

Net Income (loss) of discontinued operations	976,287	(100,140)	(16,566)	45,428

5. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was constructed in 2007. The facility houses the manufacturing operations of Prime Metals. The useful life of the building is estimated to be at least 20 years. The useful life of the machinery and equipment is estimated to range from 10 to 30 years. Depreciation and amortization expense was $93,475 and $1,064 for the nine months ended September 30, 2017 and 2016.

	September 30, 2017	December 31, 2016

Land , buildings and improvements	3,410,000	-
Equipment	2,906,320	152,132
Total	6,316,320	152,132
Less accumulated depreciation	(117,328)	(9,965)
Net property, land and equipment	6,198,992	142,167

As described in Note 1, the Company has $8,000,000 in notes secured against the property, plant and equipment.

6. LONG-TERM DEBT AND LINE OF CREDIT

Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7,500,000 (the “WBCC Revolving Loan”) by entering into a Credit Agreement (the “WBCC Credit Agreement”) with Webster Business Credit Corporation, as Lender (“WBCC”). The Company’s wholly owned subsidiaries Aero-Missile Components, Inc., and Creative Assembly Systems served as guarantors of the WBCC Revolving. Borrowings under the WBCC Revolving Loan were used to finance working capital and other general corporate purposes.

Borrowings under the WBCC Credit Agreement bore interest, at the Company’s election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%. As ofSeptember 30, 2017, the credit facility was terminated.

The WBCC Credit Agreement contained usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

The WBCC Credit Agreement contained certain financial covenants, including a minimum fixed charge coverage ratio.

The obligations of the Company and its Subsidiaries under the WBCC Credit Agreement were secured by liens and security interests on all assets of the Company and its Subsidiaries, including a pledge of 100% of the equity of the Subsidiaries.

On the April 28, 2017, the Company entered into Amendment No. 2 to and Consent No.1 (the “Amendment and Consent”) under the WBCC Credit Agreement. Under the Amendment and Consent, WBCC amended the WBCC Credit Agreement and consented to the Asset Sale, the repayment of all amounts owing to C3, and the Stock Repurchase. On April 28, 2017, the balance of the proceeds of the Asset Sale totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan.

On July 31, 2017, the Company paid the remaining $209,406 due under the WBCC Credit Agreement and the WBCC Credit Agreement was terminated by mutual agreement.

SummitBridge Loans

On August, 17, 2017 (the “Effective Date”), PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into the Credit Agreement with Summit pursuant to which made Loans to PMAL: (1) Term Loan A and (2) Term Loan B. In addition, in consideration for Summit making the Loans, PMAL issued to SBN, the SBN Membership Interests.

Term Loan A will accrue each month at either 17.5% interest per annum (with 12.5% payable monthly and 5.0% accruing to the outstanding balance of Term Loan A, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan A has a Maturity date of August 17, 2020. Any prepayments of principal during the period from the Effective Date through the day before the one year anniversary of the Effective Date will be subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the Effective Date with the exception that such fee shall not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Term Loan A will begin amortizing on the thirteenth (13) month following the Effective Date. Term Loan A is secured against all of the assets of PMAL.

Term Loan B will accrue each month at either 17.5% interest per annum (with 14.0% payable monthly and 3.5% accruing to the outstanding balance of Term Loan A, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan A has a Maturity date of August 17, 2020. Any prepayments of principal during the period from the Effective Date through the day before the one year anniversary of the Effective Date will be subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the Effective Date with the exception that such fee shall not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Term Loan B will begin amortizing on the first month following the Effective Date. Term Loan B is secured against all of the assets of PMAL.

The Company has guaranteed payment of Term Loan A and Term Loan B pursuant to a Guaranty Agreement made by the Company as of the Effective Date.

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On the earlier of August 17, 2020 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On the August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value. The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholder’s equity as Redeemable Non-controlling Interest.

The Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. No covenants were calculated in the current quarter. Covenant calculations commence with the period ending December 31, 2017.

7. COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

On November 10, 2017, John Wachter was appointed Chief Executive Officer of the Company. In connection with his appointment, the Company and Mr. Wachter entered into a written employment agreement (the “Wachter Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Wachter. Pursuant to the Wachter Employment Agreement, Mr. Wachter will receive a base salary of $100,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Wachter is eligible for a cash and stock bonus equal to ten to twenty percent of the Company’s pre-tax profits over established pre-tax targets, at the end of each respective annual period.

In addition, the Wachter Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Wachter Employment Agreement, his employment is terminated by the Company other than for “cause,”, by Mr. Wachter for “good reason” (each as defined in the Wachter Employment Agreement) or by failure by either party to renew the Wachter Employment Agreement after expiration of the employment term, he would be entitled to (1) a lump sum payment equal to two times his base salary at the rate in effect immediately prior to the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

On November 10, 2017, William J. Golden was appointed Chief Financial Officer of the Company. Mr. Golden remains the Company’s General Counsel. In connection with his appointment, the Company and Mr. Golden entered into a written employment agreement (the “Golden Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Golden. Pursuant to the Golden Employment Agreement, Mr. Golden will receive a base salary of $100,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Golden is eligible for a cash and stock bonus equal to ten to twenty percent of the Company’s pre-tax profits over established pre-tax targets, at the end of each respective annual period.

In addition, the Golden Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Golden Employment Agreement, his employment is terminated by the Company other than for “cause,”, by Mr. Golden for “good reason” (each as defined in the Golden Employment Agreement) or by failure by either party to renew the Golden Employment Agreement after expiration of the employment term, he would be entitled to (1) a lump sum payment equal to two times his base salary at the rate in effect immediately prior to the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

On November 10, 2017, Mr. Mondo resigned his position as Chief Executive Officer of the Company. Mr. Mondo will remain President of Creative Assembly and continue to focus on expanding and growing the Company’s distribution subsidiary. All other terms of the Mondo Employment Agreement remain the same.

On April 1, 2016, the Company appointed Victor Mondo as President of Aero-Missile. Mr. Mondo became Chief Executive Officer of the Company on July 18, 2016. In connection with his appointment, the Company and Mr. Mondo entered into a written employment agreement (the “Mondo Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Mondo. As part of the divesture of Aero-Missile, Mr. Mondo’s compensation structure was altered. Pursuant to the updated Mondo Employment Agreement, Mr. Mondo will receive a base salary of $195,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Mondo is eligible for a cash bonus equal to 4% of Adjusted EBITDA of the Company’s distribution subsidiary over $1,000,000 at the end of each respective annual period. For the period ending March 31, 2017, the Company awarded Mondo a discretionary $60,000 cash bonus. In addition, Mr. Mondo was entitled to an award of shares of the common stock of the Company equal to 3% of the total equity on a fully diluted basis, which were to fully vest on December 31, 2018. Pursuant to the updated Mondo Employment Agreement, Mr. Mondo’s shares vested fully on June 30, 2017, subject to various clawback provisions. As of the date of this report, 8,966 shares have been vested and issued to Mr. Mondo. Furthermore, Mr. Mondo is eligible to receive 3,800 shares of common stock, subject to certain growth metrics for each annual period.

In addition, the Mondo Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Mondo Employment Agreement, his employment is terminated by the Company other than for “cause,” death or disability or by Mr. Mondo for “good reason” (each as defined in the Mondo Employment Agreement), he would be entitled to (1) continuation of his base salary at the rate in effect immediately prior to the termination date for six (6) months following the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

The Compensation Committee adopted a 2017-2019 Amerinac Holding Corp. Executive Bonus Plan (the “Executive Bonus Plan”), which is subject to and governed by the terms of the 2017 Amerinac Holding Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”). Certain key employees will participate in the Executive Bonus Plan. The Executive Bonus Plan is designed to (i) offer variable compensation primarily in equity of the Company if executives achieve annual target growth amounts and (ii) align the incentives of executives and shareholders.

The Company will fund the annual corporate bonus pool with no more than 20% of the excess, if any, of the Company’s yearly earnings before taxes minus a threshold amount. For 2017, 2018 and 2019, the threshold amounts will be $750,000, $1,250,000 and $1,750,000, respectively.

Pursuant to the Executive Bonus Plan, awards are paid out in a mix of cash and equity, with no less than 60% of corporate bonus pool to be in the form of newly issued restricted common stock. All awards will be subject to threshold performance and high-water marks.

8. RELATED PARTY TRANSACTIONS

On January 16, 2015, the Company and Polymathes Capital, LLC, an affiliate of Holdings, (“Consultant”), entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. Messrs John Wachter and William Golden are also affiliates of Polymathes Capital and Holdings. The consulting fee is $100,000 per annum, payable in monthly increments. On June 30, 2017, the Company accelerated the payment of management fees due for the second half of 2017. On November 10, 2017, the Company and the Consultant mutually agreed to terminate the Management Services Agreement on December 31, 2017.

9. SEGMENT RESULTS

The Company manages its operations in two business segments which are defined as follows:

•	The Company’s Creative Assembly subsidiary, which includes alldistribution of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products shot products, and master alloys in addition to toll conversion melting services.

Segment information for the nine months ended September 30, 2017 is as follows:

		Prime
	CAS	Metals
Net Revenue	6,548,474	3,393,558

Cost of goods sold	5,172,578	2,716,767

Gross profit	1,375,896	676,791

Operating expenses:
General and administrative expenses	1,427,231	102,159
Professional and consulting fees	266,352	269,115
Total operating expenses	1,693,583	371,274

Income before other income (expense)	(317,687)	305,517

Below is the Segment reconciliation to total net income

(Loss) income from segments above	(12,170)

Non-allocated expenses
Other income (expense)
Interest expense - net	(466,530)
Change in fair value put option	(213,000)
Gain on sale	3,409,184
Other income (expense)	53
Total other income (expense)	2,729,707

Income from continuing operations before	2,717,537
provision for income taxes

Provision for income taxes	(731)

Income before before discontinued operations	2,716,806

Income (loss) from discontinued operations, net	976,287

Net Income (loss)	3,693,093

9. SUBSEQUENT EVENTS

On November 10, 2017, the Saverio Garruto and William A. Lamb were elected to one year terms on the Board. Mr. Garruto will serve as Chairman of the Company’s Audit Committee and a member of the Company’s Compensation Committee. Mr. Lamb will serve as Chairman of the Company’s Compensation Committee. Both Mr. Garruto and Mr. Lamb are independent directors pursuant to the definition of Independent Director as set forth in the NASDAQ Manual.

On November 10, 2017, the Company’s Board of Directors adopted the Amerinac Holding Corp. 2017 Equity Plan (the “2017 Equity Plan”), which was approved by our majority of our stockholders. The Compensation Committee, compromised of a majority of independent directors, administers the 2017 Equity Plan and has broad authority to administer, construe and interpret the 2017 Equity Plan.

The 2017 Equity Plan is intended to provide incentive compensation and performance compensation to attract and retain talent. The 2017 Equity Plan authorizes the issuance of up to 100,000 shares of the Company’s common stock, subject to adjustment as provided in the 2017 Equity Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Amerinac Holding Corp. (the “Company”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2016 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the ninemonths ended September 30, 2017 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

Through its Creative Assembly segment, the Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for industrial/commercial applications that require a high level of certified and assured quality.

Creative Assembly is a value added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries. Creative Assembly is a niche player in the North American fastener industry. The fastener distribution industry is highly fragmented with no single company holding a dominant position. Creative Assembly competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in the Company’s supplier base. Creative Assembly is a one-stop source for standard, self-locking, semi-special and special nuts, bolts and washers manufactured to several industrial specifications. Creative Assembly maintains an inventory of approximately 4,000 SKUs comprised of approximately 19 million parts of premium quality, brand name fastener products. Creative Assembly sells its products pursuant to written purchase orders from its customers. All products are shipped from the Company’s warehouses via common carrier. Creative Assembly’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their industrial applications.

Through its PMAL segment, the Company is a manufacturer of specialty ingot and electrode products which are supplied for investment castings, forging, ring rolling, and plate production. PMAL also manufactures shot products and master alloys which are sold to other melt shops, and provides manufacturing support services. The flexible manufacturing operations at PMAL enable the Company to offer a wide range of product grades in customer specific order quantities. The primary grade types include stainless steels, tool steels, nickel based grades, cobalt based grades and some nonferrous alloys. PMAL also offers toll conversion melting services.

PACCAR Inc represented approximately 31% of the Company’s total sales for the nine months ended September 30, 2017. AMG-Vanadium represented 11% of the Company’s total sales for the nine months ended September 30, 2017. Waterous Company represented approximately 6.5% of sales for the ninemonths ended September 30, 2017. No other customer accounted for greater than 10% of the Company’s total sales.

At September 30, 2017, Remelt Resources, PACCAR, Universal Stainless Steel and AMG-Vanadiumreceivables were $771,000, $424,800, $422,550,and $397,800, respectively, which accounted for 24.6%, 13.5%, 13.6%, and 12.7% of total receivables, respectively.

For the nine months period ending September 30, 2016, Waterous accounted for 11% of sales.

At December 31, 2016, PACCAR and Waterous receivables were $338,368. At December 31, 2016, PACCAR represented 47% of outstanding receivables.

The Company’s largest supplier, AVK Industrial Products, represent approximately 21.8% of product distributed for the nine months ending September 30, 2017, versus 38.4% for the nine months ending September 30, 2016.

For the periods ending September 30, 2017 and December 31, 2016, AVK accounted for 29% and 36% of payables respectively.

Results from Operations for ninemonths ending September 30, 2017 vs September 30, 2016

The Company’s revenues increased approximately 36.9% or $2,679,500 for nine months ended September 30, 2017 to $9,942,000 from $7,262,500 in the comparable period last year.

The primary driver of the increase in sales was the acquisition of the assets of Prime Metals. PMAL is our sole manufacturing subsidiary. Slowdowns in the Class 8 truck market were the primary contribution to the decrease in sales in the Company’s distribution subsidiary, as well as the termination of our relationship with Waterous. The nature of our sales relationship, within our distribution subsidiary, does not allow us to increase unit pricings as production volumes drop. Our distribution subsidiary was down approximately $800,000 in revenue year to date, versus 2016 year to date.

The Company’s gross profit decreased approximately 1.24% or $26,000 for the nine months ended September 30, 2017 to $2,053,000 from $2,078,500 in the comparable period last year. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit. Our distribution subsidiary experienced margin compression as several high volume parts required price decreases to maintain the business. In addition, a decrease in volumes does not necessarily mean our warehouse staffing levels can adjust in a linear fashion to offset the decrease in volumes. At our manufacturing subsidiary, our gross profit contribution accounted for approximately one third of the Company’s total gross profit.

The Company’s total operating expenses increased 80% or $916,400 for the nine months September 30, 2017 to $2,065,000 from $1,148,600 in the comparable period last year. This is largely a result of additions to staffing related to the Company’s long term growth plan and inclusion of approximately $400,000 from PMAL.

The Company’s accounts receivable have increased by approximately $2,514,000 to $3,234,000 at September 30, 2017 from $720,000 at December 31, 2016; this difference is due to mainly to the impact of the acquisition of the assets of Prime Metals. The Company’s inventory has increased approximately $1,159,000 as of September 30, 2017 from December 31, 2016 due to acquisition of Prime Metals. The Company expects to see a continued trend of increasing inventory levels to support the Company’s growth plans in both subsidiaries.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at September 30, 2017 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

AMERINAC HOLDING CORP.

Dated: November 17, 2017	By:	/s/ John Wachter
John Wachter
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

