Form 10-K
period 2017-12-31
Amerinac Holding Corp.
filed 2018-03-28
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30185

Amerinac Holding Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5936 State Route 159 Chillicothe, Ohio	45601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614)-836-1050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

None
Securities registered pursuant to section 12(g) of the Act:
Common Stock		OTC:BB; OTC:Pink

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second quarter ending June 30, 2017 was $3,472,023.

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NA ☐ Yes   ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as the latest practicable date: as of March 17, 2018: 297,386.

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

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks herein occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. BUSINESS

Organizational History

Amerinac Holding Corp. (“Amerinac” or the “Company”) was previously known as Precision Aerospace Components Inc. (“Precision”) and Jordan 1 Holdings Company (“Jordan 1”) and was incorporated in Delaware on December 28, 2005. Jordan 1 is the successor to Gasel Transportation Lines, Inc. (“Gasel”), a corporation that was organized under the laws of the State of Ohio on January 27, 1988.

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

On January 16, 2015, Precision Group Holding, LLC “PGH” or “Holdings” and Capital Partners III L.P “C3” refinanced the outstanding debt of the Company and purchased approximately 31,116 newly issued shares of restricted Common Stock of the Company and C3 was granted 3,200 shares of restricted common stock of the Company, collectively representing approximately 86.22% of the outstanding shares of Common Stock of the Company. On June 6, 2016, the shareholders of the Company approved a resolution to increase authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Also on June 6, 2016, the shareholders of the Company approved a resolution to deauthorize its Preferred A, B, and C stock. Effective June 30, 2016, the Company issued 174,028 and 85,096 shares of restricted common stock to PGH and C3, respectively, resulting in the collective ownership of 98.1%. On October 18, 2016, the Company completed a 1-for-2500 reverse stock split. No fractional shares were issued. Shareholders received $0.02 in consideration for each “pre-split” share of a fractional share. On November 22, 2016, the shareholders of the Company approved a resolution to decrease the number of authorized shares of common stock from 800,000,000, par value $0.001 per share to 1,500,000, par value $0.001 per share.

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

Simultaneous with the sale of Asset Sale, the Company repaid all amounts owing to C3 under Note A and Note B. The total amount repaid was $4 million plus accrued interest of $42,389. In addition, the Company purchased the 96,697 shares of common stock of the Company owned by C3 for an aggregate purchase price of $900,000 that was mutually agreed to by the Company and C3. On April 28, 2017, the balance of the proceeds of the Asset Sale, totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan. Although the WBCC Revolving Loan was senior to Note A and B, WBCC consented to the early repayment of these loans in full. All financial results of Aero-Missile are classified as discontinued operations for the purposes of this annual report.

On July 12, 2017, the Company entered into an Asset Purchase Agreement (the “Prime Asset Purchase Agreement”) with Prime Metals & Alloys, Inc., a Delaware corporation, (“Prime Metals”) pursuant to which Prime Metals Acquisition LLC, a Delaware limited liability company subsidiary of Amerinac (“PMAL”) would purchase all of the assets of Prime Metals for an aggregate purchase price of $9.6 million pursuant to an order of the Bankruptcy Court approving the sale under Section 363 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, the Company paid a deposit of $0.5 million to be held in escrow. The deposit was credited to the purchase price at Closing. On March 2, 2017, Prime Metals filed a voluntary petition for relief under chapter 11 of title of the United States Code (as amended, the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Pennsylvania (the “Bankruptcy Court”) at case no. 17-70164-JAD.

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made Loans to PMAL: (1) a Term Loan in the amount of $4,500,000 (“Term Loan A”) and (2) a Term Loan in the amount of $3,500,000 (“Term Loan B”). In addition, in consideration for Summit making the Loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL (the “SBN Membership Interests”).

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

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly”) and its majority-owned subsidiary, Prime Metals Acquisition LLC, a Delaware limited liability company (“PMAL”). Until April 28, 2017, the Company’s operations were also carried out through its wholly-owned distribution subsidiary, Aero-Missile Components, Inc. (“Aero-Missile”). Creative Assembly is a value-added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Aero-Missile had stocking distributor relationships with a number of United States fastener manufacturers. Aero-Missile predominantly sold to all levels of the aviation industry original equipment manufacturers, maintenance and repair organizations, and other distributors, as well as to the United States Department of Defense (“Department of Defense”).

PMAL manufactures specialty ingot and electrode products which are supplied for investment castings, forging, ring rolling, and plate production. PMAL also manufactures shot products and master alloys which are sold to other melt shops, and provides manufacturing support services. The flexible manufacturing operations at PMAL enable the Company to offer a wide range of product grades in customer specific order quantities. The primary grade types include stainless steels, tool steels, nickel-based grades, cobalt based grades and some nonferrous alloys. The Company also offers toll conversion melting services.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their industrial applications.

Industry Overview and Competition

The fastener distribution industry is highly fragmented. No one company holds a dominant position. This is primarily caused by the varied uses of fasteners and the size of the industry. Amerinac competes with the numerous fastener distributors which serve as authorized stocking distributors for one or more of the manufacturers in the Company’s supplier base. Amerinac believes that the depth of its inventory represents a competitive advantage. As a stocking distributor, the Company has employed a business model of maintaining levels of inventory on hand or on order with its suppliers that can satisfy its customers’ projected needs. The demanding quality, inspection, tracking and re-inspection requirements, part certifications and customer qualifications imposed on distributors of industrial fasteners by major consumers create a barrier to entry.

In addition to competing against other distributors, the company believes it faces competition from end users creating their own supply chain management.

The company believes its competitive attributes are as follows:

•	The Company’s quality system is certified to Rev. C, AS9120:2009 and ISO 9001:2008 quality measures. Since quality is an important measure of industrial suppliers, the Company strives to maintain its quality system to the highest standards in the industry.

•	As an authorized stocking distributor for the premier domestic manufacturers, the Company is able to maintain relationships with customers not generally available to the industry. Many manufacturers in the past several years have consolidated their network of authorized distributors.

The steel foundry industry is a diverse industry. This is primarily caused by the varied sizes and shapes of metal produced, as well as, the numerous grades and quality of steel required for the end use applications. PMAL competes with the numerous mills in the United States and internationally. PMAL’s customers sell products into automotive, aerospace, medical device, as well as other industries. PMAL believes that its nimble and flexible production capabilities, and consistent high level of quality, provide competitive advantages. PMAL believes that the fixed costs needed for new entrants to the steel foundry market create very significant barriers to entry.

Suppliers

The Company’s largest supplier, AVK, represented approximately 14.3% and 26% of product distributed for the years ending December 31, 2017 and 2016, respectively. Amounts outstanding at December 31, 2017 and 2016 represent 17% and 34% of accounts payable, respectively. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

Customers

In each of the years 2017 and 2016, approximately 22.8% and 46% of the Company’s sales were to PACCAR, Inc. The balance due from this customer represents 13.5% of accounts receivable at December 31, 2017 and 42.5% at December 31, 2016. All of these products were sold for manufacturing, repairs, and maintenance of trucks.

In the year 2016, approximately 11.9% of the Company’s sales were to Waterous Company and Waterous represented 17.5% of outstanding accounts receivable on December 31, 2016.

In the year 2017, approximately 14.7% of the Company’s sales were to AMG Vanadium. In the year 2017, approximately 13.2% of the Company’s sales were to Remelt Sources, Inc.

At December 31, 2017, the balances due from Universal Stainless & Alloy Products, Remelt Sources, Inc., Ametek and Eastham Forge, Inc. represented 17%, 15.2%, 10.3%, and 10.2% of accounts receivable, respectively.

No other customers represented more than 10% of total sales in 2017 or 2016, or outstanding accounts receivable as of December 31, 2017 and 2016.

Employees

As of December 31, 2017, the Company had seventy-eight (78) employees, of whom two (2) were part-time. We believe our employee relations are very good.

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

We are dependent on the stainless steel fabrication and trucking industries for a majority of our revenue and, as a result, our business will be negatively impacted by any decline in those industries.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

SBN, an affiliate of Summit, our lender to PMAL, owns approximately 25% of the equity of PMAL. In the event of a default under current loan agreements, technical or otherwise, SBN could choose to exercise contractual protections and rights to the detriment of the Company.

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

As of December 31, 2017, we have only 46 record holders of our common stock. We may choose to file a Form 15 with the SEC, which would suspend our SEC reporting obligations until the number of record holders of our common stock exceeded 300. Suspending our reporting obligations could adversely affect the liquidity and price of our common stock.

Our common stock may be affected by limited trading volume and the price of our shares may fluctuate significantly, which cumulatively may affect shareholders’ ability to sell shares of our common stock

As of December 31, 2017, one shareholder Precision Group Holdings LLC (“PGH”) owns 66% of our common stock and is currently restricted from selling their shares. There has been a limited public market for our common stock. A more active trading market for our common stock may not develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These factors may negatively impact shareholders’ ability to sell shares of the Company’s common stock.

Because we are currently subject to the “penny stock” rules, our investors may have difficulty in selling their shares of our common stock.

“Penny Stock” is shares of stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a “recognized” national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
•	Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, as long as our shares continue to be a Penny Stock, we will not have the benefit of this safe harbor protection in the event of any proceeding based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

In 2018, the Company anticipates engaging an outside consultant to properly test the Company’s internal controls and provide a report to help the Company outlining the steps necessary for the Company to have effective internal controls. The Company has proactively begun taking steps to improve internal controls and governance, including but not limited to separation of certain financial reporting duties.

ITEM 2. PROPERTIES

Our principal executive office and distribution center for Creative Assembly is located at 5936 State Route 159 Chillicothe, Ohio. The space is leased by the Company for approximately $6,417 per month. The principal manufacturing center for PMAL is located at 101 Innovation Drive, Homer City, Pennsylvania. The Homer City facility is owned by PMAL. Our Texas facility is leased under an operating lease that is less than three years in duration. In total, the Company occupies three (3) locations ranging in size throughout the United States for use as warehouse space, which is down from four (4) locations in 2016. All of the space we currently occupy is sufficient for our present and anticipated needs. Management expects no material change in lease expenses through 2018.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR AMERINAC HOLDING CORP.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock currently trades on the OTC:BB and OTC:Pink under the trading symbol “PAOS”.

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2016 as reported on the web site Nasdaq.com. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	PRICES
	HIGH	LOW
2016
First Quarter	$45.00	$25.00
Second Quarter	$125.00	$25.00
Third Quarter	$125.00	$25.50
Fourth Quarter	$50.00	$37.50

2017
First Quarter	$50.00	$50.00
Second Quarter	$90.00	$25.00
Third Quarter	$57.50	$57.50
Fourth Quarter	$57.50	$57.50

As of December 31, 2017, the Company was authorized to issue 1,500,000 shares of common stock with a $0.001 par value. As of December 31, 2017, there were 46 holders of record of the Company’s common stock and 297,386 shares issued and outstanding.

Dividends

Amerinac has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board and will depend upon, among other factors, the Company’s operations, its capital requirements, and its overall financial condition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, goals and plans. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements” which information is incorporated herein by reference.

A description of the Company’s operations and marketplace is contained in Section 1 of this report.

Liquidity and Capital Resources

In 2017, the Company had approximately $635,492 of negative operating cash flow, versus approximately $733,088 of positive operating cash flow in 2016. Purchases of property and equipment increased from $112,168 in 2016 to approximately $296,600 in 2017, largely as a result of purchase of Prime Metals and the Company’s inventory and accounting system upgrade. The Company’s net cash flow provided by financing activity was $1,297,099 in 2017 versus ($536,140) in 2016, which is primarily the result of the cash provided by Summit Term Loan A, Summit Term Loan B and the Private Placement netted against the repayment of the WBCC Revolving Loan, Note A and Note B. The Working Capital of the Company was $4,853,998 for 2017 and $2,486,753 for 2016. Working capital increased with the acquisition of Prime Metals.

Management believes that the company has appropriate liquidity to continue operations for at least twelve months from the date of this report.

Securities Purchase Agreement

On the January 15, 2015, the Company and its Subsidiaries entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 (“Note A”), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 (“Note B”), and (3) 3,200 shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company issued 20,730 shares of unregistered Common Stock to C3 at the Second Closing that, together with the initial issuance of 3,200 shares, caused C3 to have received 8% of the total Common Stock of the Company after the Second Closing (collectively, the “Granted Equity”). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (the “Purchased Equity”). The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note A accrued at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A had a Maturity Date of January 16, 2020. Note A carried with it industry standard prepayment penalties. Note A was secured against all of the assets of the Company and its Subsidiaries. Note A was repaid in full on April 28, 2017.

Note B accrued at 14% interest per annum. Note B had a Maturity Date of January 16, 2020. Note B carried with it industry standard prepayment penalties. Note B was secured against all of the assets of the Company and its Subsidiaries. Note B was repaid in full on April 28. 2017.

The Company granted C3 a put right under the Securities Purchase Agreement for the Common Stock C3 has received (whether by purchase or grant) at any time after the earlier to occur of (1) the fifth (5th ) anniversary of the closing of the Securities Purchase Agreement for Common Stock (for Granted Equity), (2) the seventh (7th) anniversary of the closing of the Securities Purchase Agreement (for Purchased Equity), (3) payment in full of the amounts owed under Note A and Note B, or (4) upon an Event of Default, as defined in the Securities Purchase Agreement. The put right may be exercised by C3 for all or a portion of the Common Stock at an agreed upon valuation of the Company. On April 28, 2017, the Company repurchased the 96,697 shares of Common Stock of the Company owned by C3 for an aggregate purchase price of $900,000. Accordingly, the C3 put right was cancelled.

Management Services Agreement

On January 16, 2015, the Company and Polymathes Capital, LLC, an affiliate of Holdings, (“Consultant”), entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. Messrs John Wachter and William Golden are also affiliates of Polymathes Capital and Holdings. The consulting fee was $100,000 per annum, payable in monthly increments. On June 30, 2017, the Company accelerated the payment of management fees due for the second half of 2017. On November 10, 2017, the Company and the Consultant agreed to terminate the Management Services Agreement on December 31, 2017.

Refinancing with Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7.5 million (the “WBCC Revolving Loan”) by entering into a Credit Agreement (the “WBCC Credit Agreement”) with Webster Business Credit Corporation, as Lender (“WBCC”). The Company’s wholly owned subsidiaries Aero-Missile Components, Inc. and Creative Assembly Systems served as guarantors of the WBCC Revolving Loan. Borrowings under the WBCC Revolving Loan were used to finance working capital and other general corporate purposes.

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

On April 28, 2017, the Company entered into Amendment No. 2 and Consent No. 1 (the “Amendment and Consent”) under the WBCC Credit Agreement. Under the Amendment and Consent, WBCC amended the WBCC Credit Agreement and consented to the sale of the assets of Aero-Missile, the repayment of all amounts owing to C3, and the repurchase of the shares owned by C3. On April 28, 2017, the Company used $4,557,611 of the proceeds from the sale of the assets of Aero-Missile to partially pay down the principal balance of the WBCC Revolving Loan. On July 31, 2017, the Company paid the remaining $209,406 due under the WBCC Credit Agreement and the WBCC Credit Agreement was terminated by mutual agreement.

SummitBridge Loans

On August 17, 2017 (the “PMAL Purchase Date”), PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into the Credit Agreement (the “Summit Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made loans to PMAL: (1) Term Loan A and (2) Term Loan B. In addition, in consideration for Summit making the loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), the SBN Membership Interests.

Term Loan A will accrue each month at either 17.5% interest per annum (with 12.5% payable monthly and 5.0% accruing to the outstanding balance of Term Loan A, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan A has a Maturity date of August 17, 2020. Any prepayments of principal during the period from the PMAL Purchase Date through the day before the one year anniversary of the PMAL Purchase Date will be subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the PMAL Purchase Date with the exception that such fee shall not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Term Loan A will begin amortizing on the thirteenth (13) month following the PMAL Purchase Date. Term Loan A is secured against all of the assets of PMAL.

Term Loan B will accrue each month at either 17.5% interest per annum (with 14.0% payable monthly and 3.5% accruing to the outstanding balance of Term Loan B, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan B has a Maturity date of August 17, 2020. Any prepayments of principal during the period from the Effective Date through the day before the one year anniversary of the PMAL Purchase Date will be subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the PMAL Purchase Date with the exception that such fee shall not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Term Loan B began amortizing on the second month following the PMAL Purchase Date pursuant to an amendment executed on August 31, 2017 by Summit and PMAL. Term Loan B is secured against all of the assets of PMAL.

The Company has guaranteed payment of Term Loan A and Term Loan B pursuant to a Guaranty Agreement made by the Company as of the PMAL Purchase Date.

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

The Summit Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Summit Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. As of December 31, 2017, the only applicable covenants were the fixed charge coverage ratio and capital expenditures of PMAL not to exceed $1,000,000 for the previous four fiscal quarters. The Company was in compliance with both covenants.

Results of Operations

During 2017, the CAS sales compared to 2016 sales were down approximately 7.6%. The main driver of sales from 2012 to 2015 had been related to the growth in our heavy truck market. In 2016, the heavy truck market slowed dramatically. In 2017, the heavy truck market showed signs of stabilizing.

The Company’s aggregate sales increased in 2017 due to the acquisition of Prime Metals. PMAL sales were $9,695,504 from August 17, 2017 to December 31, 2017.

In 2017, the Company experienced normal lead times for product deliveries. While the Company believes that its supply chain will continue to operate without major interruption, the Company’s management periodically assesses each supplier.

Gross profit margins, were 19.3% and 24.4% for 2017 and 2016, respectively. Gross profit margins decreased due to a continued drop in volumes at CAS, mostly related to the fixed warehouse cost associated with the business. Additionally, planned maintenance shutdowns time at Prime resulted in lost production time. Operating expenses in 2017 increased by 122% compared to 2016. The primary reason for the increase in operating expenses was the acquisition of Prime Metals.

Interest cost was up 149% in 2017 compared to 2016, as a result of the high interest rate of Term Loan A and Term Loan B as well as write-off of previous financing costs. Interest expense in 2017 and 2016 was $866,361and $347,442, respectively.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

The following are the Company’s critical accounting policies:

•

Inventory - For the Company’s distribution subsidiary (CAS), inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. For the Company’s manufacturing subsidiary (PMAL) inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events.

•	Accounts Receivable - allowance for sales returns and allowance for doubtful accounts - In determining the adequacy of the allowances for sales returns and doubtful accounts, the Company considers a number of factors including the history of sales to each customer, any items returned by customer, aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

•	Income Taxes - In the preparation of consolidated financial statements, the Company estimates anticipated income taxes. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters. The Company’s tax returns are subject to audit and local taxing authorities that could challenge the company’s tax positions. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

•	Goodwill and Intangible Assets - We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets such as customer lists in connection with the initial purchase price allocation of any acquired operations, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of any acquired operations. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, discount rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impact the amount and timing of future amortization expense.

•	C3 Put Option and Reedemable non-controlling interest - Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the consolidated balance sheets. The Company accounted for the put right granted to SBN as a redeemable non-controlling interest in accordance with ASC 480-10-55-59. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholder’s equity as Redeemable Non-Controlling Interest for the year ending December 31, 2017. The C3 put liability, which was cancelled as part of the Company’s repurchase of C3’s equity in 2017, was carried on the balance sheet at the fair value of the put option. The fair value was determined based on a Level 3 fair market value approach in accordance with FASB’s “ASC 820 – Fair Value Measurements.” The technique used was a multiple of earnings before interest, taxes, depreciation and amortization. The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option.

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Amerinac Holding Corp. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amerinac Holding Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FRIEDMAN LLP

We have served as the Company’s auditor since 2009.

March 28, 2018

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$348,398	$83,391
Accounts receivable (net of allowance for doubtful accounts of $78,753 and $43,947 as of December 31, 2017 and 2016, respectively)	2,825,846	720,421
Inventories (net of reserve for obsolesence of $338,260 and $89,080 as of December 31, 2017 and 2016, respectively)	3,483,809	1,797,061
Escrow receivable	1,000,000	-
Current assets - discontinued operations	-	8,469,472
Other current assets	336,509	81,285

Total current assets	7,994,562	11,151,630

Property, land and equipment - net	6,241,706	142,167

Other assets:
Customer lists - net of amortization	1,907,083	-
Goodwill	54,993	-
Other	51,917	6,798
Long-term assets - discontinued operations	-	44,948
Total other assets	2,013,993	51,746

Total	$16,250,261	$11,345,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Line of credit	$-	$5,292,366
Accounts payable and accrued expenses	2,624,937	1,016,963
Notes payable - short term - related party	515,627	-
Shareholder put option	-	687,000
Income taxes payable	-	22,100
Current liabilities - discontinued operations	-	1,646,448

Total current liabilities	3,140,564	8,664,877

Long-term liabilities:
Notes payable	-	3,800,489
Notes payable - related party	7,026,130	-

Total long-term liabilities	7,026,130	3,800,489

Total liabilities	10,166,694	12,465,366

Commitments and contingencies

Redeemable non-controlling interest	453,377	-

Stockholders' equity (deficiency):
Common stock, $.001 par value; 1,500,000 shares authorized,
297,386 issued and outstanding at December 31, 2017 and 298,867 issued
and outstanding at December 31, 2016.	297	299
Additional paid-in capital	15,733,615	12,070,996
Accumulated deficit	(10,103,722)	(13,191,118)

Total stockholders' equity (deficiency)	5,630,190	(1,119,823)

Total liabilities and stockholders' equity (deficiency)	$16,250,261	$11,345,543

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31,
	2017	2016

Net revenue	$18,372,663	$9,397,556

Cost of goods sold	14,821,653	7,100,187

Gross profit	3,551,010	2,297,369

Operating expenses:
General and administrative expenses	2,594,391	1,355,671
Professional and consulting fees	721,446	122,247
Total operating expenses	3,315,837	1,477,918

Income before other income (expense)	235,173	819,451

Other income (expense):
Interest	(866,361)	(347,442)
Change in fair value of put option	(213,000)	(121,658)
Gain on sale	2,974,584	-
Other income	26,391	-
Total other income (expense)	1,921,614	(469,100)

Income from continuing operations before
provision for income taxes	2,156,787	350,351

Provision for income taxes	(731)	40,749

Income before discontinued operations	2,156,056	391,100

Income (loss) from discontinued operations, net	984,717	(140,523)

Net income	3,140,773	250,577

Non-controlling interest share of net income from continuing operations	53,377	-

Net income attributable to Amerinac Holding Corp. shareholders	$3,087,396	$250,577

Basic earnings per share applicable to common stockholders:
Continuing operations	7.53	2.29
Discontinued operations	3.53	(0.82)
Earnings per share	11.05	1.46
Diluted earnings per share applicable to common stockholders:
Continuing operations	7.53	2.17
Discontinued operations	3.53	(0.78)
Earnings per share	11.05	1.39
Weighted average shares outstanding:
Basic	279,298	171,118
Diluted	279,298	180,088

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,140,773	$250,577
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	285,489	7,912
Amortization of deferred financing fees	301,901	40,483
Gain on sale	(2,974,584)	-
Stock compensation	12,567	9,489
Income (loss) from discontinued operations	984,717	(140,523)
Change in fair value put option	213,000	121,658
Change in allowance for doubtful accounts	34,806	-
Inventory writedown and reserve	249,180	(142,461)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,140,231)	4,279
(Increase) decrease in inventory	(1,935,928)	82,954
(Increase) decrease in other current assets	(255,224)	49,834
Increase in other assets	(45,119)	(500)
Increase in income taxes payable	(22,100)	(105,635)
(Decrease) increase in shareholder put option	(687,000)	-
Increase (decrease) in accounts payable and accrued expenses	1,607,974	(277,391)
Net cash (used in) provided by operating activities of continuing operations	(1,229,779)	(99,324)
Net cash provided by operating activities of discontinued operations	594,287	832,412
Net cash (used in) provided by operating activities	(635,492)	733,088
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale, net of escrow	9,500,000	-
Acquisition of business	(9,600,000)	-
Purchase of property and equipment	(296,600)	(112,168)
Net cash used in investing activities of continuing operations	(396,600)	(112,168)
Net cash used in investing activities of discontinued operations	-	(83,330)
Net cash used in investing activities	(396,600)	(195,498)
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(5,339,199)	(481,607)
Net payments on notes payable	(4,000,000)	-
Proceeds on notes payable - related party	8,000,000	-
Payments on notes payable - related party	(113,799)
Proceeds from issuance of stock, net	3,650,097	68,257
Purchase of treasury stock	(900,000)	-
Payments on shareholder loan	-	(122,790)
Net cash provided by (used in) financing activities of continuing operations	1,297,099	(536,140)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	265,007	1,450

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	83,391	81,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$348,398	$83,391

Cash paid during the period for:
Interest	$733,008	$812,735
Income taxes	$-	$4,195

Non-cash financing activities:
Stock issued for payment of debt	$85,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2016	39,801	$40	$11,993,509	$(13,441,695)	$(1,448,146)

Net income	-	-	-	250,577	250,577

Stock compensation	-	-	9,489	-	9,489

Cancellation of fractional shares	(60)	-	-	-	-

Issuance of common stock	259,126	259	67,998	-	68,257

Balance, December 31, 2016	298,867	$299	$12,070,996	$(13,191,118)	$(1,119,823)

Net income attributable to Amerinac Holding Corp. shareholders	-	-	-	3,087,396	3,087,396

Stock compensation	3,966	4	12,563	-	12,567

Cancellation of shares	(96,697)	(97)	97	-	-

Issuance of common stock	91,250	91	3,649,959	-	3,650,050

Balance, December 31, 2017	297,386	$297	$15,733,615	$(10,103,722)	$5,630,190

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly” or “CAS”) and its majority-owned subsidiary, Prime Metals Acquisition LLC, a Delaware limited liability company (“PMAL”). Until April 28, 2017, the Company’s operations were also carried out through its wholly-owned distribution subsidiary, Aero-Missile Components, Inc. (“Aero-Missile”). Creative Assembly is a value-added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Aero-Missile had stocking distributor relationships with a number of United States fastener manufacturers. Aero-Missile predominantly sold to all levels of the aviation industry original equipment manufacturers, maintenance and repair organizations, and other distributors, as well as to the United States Department of Defense (“Department of Defense”).

PMAL manufactures specialty ingot and electrode products which are supplied for investment castings, forging, ring rolling, and plate production. PMAL also manufactures shot products and master alloys which are sold to other melt shops, and provides manufacturing support services. The flexible manufacturing operations at PMAL enable the Company to offer a wide range of product grades in customer specific order quantities. The primary grade types include stainless steels, tool steels, nickel-based grades, cobalt based grades and some nonferrous alloys. The Company also offers toll conversion melting services.

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

On April 28, 2017, the balance of the proceeds of the Asset Sale discussed in Note 4, totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan. Although the WBCC Revolving Loan was senior to Note A and B, WBCC consented to the early repayment of these loans in full.

All financial results of PolyAero Inc. (formerly known as Aero-Missile) are classified as discontinued operations for the purposes of this these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

On July 12, 2017, the Company entered into an Asset Purchase Agreement (the “Prime Asset Purchase Agreement”) with Prime Metals & Alloys, Inc., a Delaware corporation, (“Prime Metals”) pursuant to which PMAL would purchase all of the assets of Prime Metals for an aggregate purchase price of $9.6 million pursuant to an order of the Bankruptcy Court approving the sale under Section 363 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, the Company paid a deposit of $0.5 million to be held in escrow. The deposit was credited to the purchase price at closing. On March 2, 2017, Prime Metals filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (as amended, the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Pennsylvania (the “Bankruptcy Court”) at case no. 17-70164-JAD.

On August, 17, 2017 (the “Effective Date”), PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made loans to PMAL: (1) a Term Loan in the amount of $4,500,000 (“Term Loan A”) and (2) a Term Loan in the amount of $3,500,000 (“Term Loan B”). In addition, in consideration for Summit making the loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL (the “SBN Membership Interests”).

The Company has guaranteed payment of Term Loan A and Term Loan B pursuant to a Guaranty Agreement made by the Company as of the Effective Date.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, cash flow assumptions regarding evaluations for impairment of long-lived and intangible assets, going concern considerations, and valuation allowances on deferred tax assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 and $43,947 as of December 31, 2017 and 2016, respectively. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Inventory

Inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events, and the age of the part. As of December 31, 2017 and 2016 the inventory reserve was $338,260 and $89,080, respectively. For the years 2017 and 2016, the Company wrote off approximately $0 and $112,481, respectively, of previously reserved for inventory.

For the Creative Assembly, management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. At the end of 2017, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

For the Company’s manufacturing subsidiary (PMAL), management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of December 31, 2017, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand. Management will evaluate the need to change inventory on hand levels.

Property, Land and Equipment

Property, land and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Leasehold improvements	5 years **
Furniture and fixtures	7 years
Equipment and other	3-10 years
Building	30 years

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2017, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2017.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. See notes 3 and 6.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Stock Based Compensation

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

Goodwill and Intangible Assets

We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets such as customer lists in connection with the initial purchase price allocation of any acquired operations, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of any acquired operations. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, discount rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impact the amount and timing of future amortization expense.

Concentration of Credit Risk

Sales to three customers and two customers totaled greater than 10% during 2017 and 2016, respectively. PACCAR Inc represented approximately 22.8% and 46% of the Company’s total sales for each of the years ending December 31, 2017 and 2016, respectively. PACCAR represented 13.5% and 42.5% of outstanding accounts receivable at December 31, 2017 and December 31, 2016, respectively. In the year 2016, approximately 11.9% of the Company’s sales were to Waterous Company and Waterous represented 17.5% of outstanding accounts receivable on December 31, 2016. In the year 2017, approximately 14.7% of the Company’s sales were to AMG Vanadium. In the year 2017, approximately 13.2% of the Company’s sales were to Remelt Sources, Inc. At December 31, 2017, the balances due from Universal Stainless & Alloy Products, Remelt Sources, Inc., Ametek and Eastham Forge, Inc. represented 17%, 15.2%, 10.3%, and 10.2% of accounts receivable, respectively.

No other customer accounted for greater than 10% of the Company’s total sales for the years ending December 31, 2017 and 2016, or greater than 10% of outstanding accounts receivable as of each balance sheet date.

Concentration of Suppliers

The Company’s largest supplier, AVK, represented approximately 14.3% and 26% of product distributed for the years ending December 31, 2017 and 2016, respectively. Amounts outstanding at December 31, 2017 and 2016 represent 17% and 34% of accounts payable, respectively. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. The following table shows the calculation of diluted shares:

The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	December 31,
	2017	2016

Net income (loss) available to common stockholders used in basic EPS and diluted EPS	$3,087,396	$250,577

Weighted average number of common shares used in basic EPS	279,298	171,118

Weighted average number of Common shares used in dilutive EPS	279,298	180,088
EPS
Basic	11.05	1.46
Diluted	11.05	1.39

___________

** Weighted average number of common shares and dilutive potential common stock used in diluted EPS (When a company is in a loss situation, all outstanding potentially dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same). There are no dilutive or potentially dilutive shares issued or outstanding, other than the 15,000 shares to be issued as part of 2017 executive compensation plan. In 2016, the Company had 8,970 dilutive shares related to Mr. Mondo’s unvested restricted stock.

Redeemable Non-Controlling Interest

Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the consolidated balance sheets.

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

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On the earlier of August 17, 2020 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value.

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholder’s equity as Redeemable Non-controlling Interest.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. This ASU is effective for years beginning after December 15, 2016, with early application permitted in any interim or annual period. The Company has implemented this standard for the consolidated financial statements for the year ending December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and plans to apply the full retrospective approach. The Company is currently completing its assessment of any changes in revenue recognition and does not believe it will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has presented its deferred tax liabilities in accordance with this standard for the year ending December 31, 2017.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has presented its inventory in accordance with this standard for the year ending December 31, 2017.

There have been no other accounting pronouncements that have been issued but not yet implemented that the Company believes will materially impact the financial statements.

3. ACQUISITION AND BUSINESS COMBINATION

On July 12, 2017, the Company and PMAL entered into an Asset Purchase Agreement with Prime Metals. On August 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for a purchase price of $9.6 million. The assets and liabilities of PMAL were recorded at their respective fair values as of the closing date of the acquisition, and the following table summarizes these values based on the balance sheet at August 17, 2017 and the Purchase Price Allocation performed as of December 31, 2017.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The following summarizes the purchase price allocation:

Purchase Price	9,600,000

Accounts Receivable	681,251
Inventory	693,603
Other current assets	23,053
Machinery & Equipment	2,747,100
Intangibles – customer list	1,990,000
Real Estate	3,410,000
Total	9,545,007
Goodwill	54,993

Acquisition costs were approximately $170,000, which are included in general and administrative expenses.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2016, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ending December 31, 2017 and 2016 as if the acquisition had occurred on January 1, 2016.

	Twelve Months Ended	Twelve Months Ended
Pro Forma	December 31, 2017	December 31, 2016
Net Sales	33,203,966	31,984,639
Operating expenses	4,935,058	3,378,993
Income before taxes	(351,091)	493,488
Net income (loss)	(351,822)	471,388

The Company’s consolidated financial statements for the year ending December 31, 2017 include the actual results of PMAL since the date of the acquisition, August 17, 2017. The year ended December 31, 2017, pro forma results above include a year of pro forma results for Prime Metals. For the period ended December 31, 2016, pro forma results above include a year of pro forma results for Prime Metals. For the year ended December 31, 2017, the PMAL operations had a net income before taxes of $213,509 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $9,695,504 in revenues and $9,481,995 in expenses.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

4. DISCONTINUED OPERATIONS

The financial results of our PolyAero Inc. (formerly known as Aero-Missile) business, sold on April 28, 2017, for the years ended December 31, 2017 and 2016 are presented as discontinued operations, net of income taxes on our consolidated statements of income. The following table presents financial results of the Aero-Missile business:

	Twelve Months Ended December 31,
	2017	2016

Net Revenue	$5,752,020	$13,210,468

Cost of goods sold	3,960,793	10,360,664

Gross profit	1,791,227	2,849,804

Operating expenses:
General and administrative expenses	444,362	2,243,490
Professional and consulting fees	56,796	218,289
Depreciation and amortization	-	-
Total operating expenses	501,158	2,461,779

Income before other income (expense)	1,290,069	388,025

Other income (expense)
Interest expense - net	(299,427)	(528,548)
Other expense	(5,925)	-
Total other income (expense)	(305,352)	(528,548)

Income before provision for income taxes	984,717	(140,523)

Provision for state income taxes	-	-

Net Income (loss) of discontinued operations	984,717	(140,523)

5. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. The useful life of the building is estimated to be at least 30 years. The useful life of the machinery and equipment is estimated to range from 3 to 10 years. Depreciation and amortization expense was $285,489 and $7,912 for the years ending December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016

Land, buildings and improvements	3,410,000	-
Equipment	3,030,635	169,760
Total	6,440,635	169,760
Less accumulated depreciation	(198,929)	(27,593)
Net property, land and equipment	6,241,706	142,167

As described in Note 1, the Company has $8,000,000 in notes secured against the property, plant and equipment.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill increased to $54,993 as of December 31, 2017 due to our acquisition of the assets of Prime Metals.

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

As of December 31, 2017 the intangible value of the customer list was $1,934,444.

Amortization expense for the years ended December 31, 2018 through 2022 is $199,000 per year. The Company will continue to expense $199,000 annually after 2022 until the balance of certain intangibles has zero value.

7. LONG-TERM DEBT AND LINE OF CREDIT

Webster Business Credit Corporation

On August 25, 2015, the Company established a new revolving credit facility in an aggregate principal amount of up to $7.5 million (the “WBCC Revolving Loan”) by entering into a Credit Agreement (the “WBCC Credit Agreement”) with Webster Business Credit Corporation, as Lender (“WBCC”). The Company’s wholly owned subsidiaries serve as guarantors of the WBCC Revolving Loan. Borrowings under the WBCC Revolving Loan were used to finance working capital and other general corporate purposes.

Borrowings under the WBCC Credit Agreement bore interest, at the Company’s election, at a rate tied to one of the following rates: (i) the prime lending rate plus 1.25% or (ii) the adjusted daily LIBOR rate plus 2.75%.

On April 28, 2017, the Company entered into Amendment No. 2 and Consent No. 1 (the “Amendment and Consent”) under the WBCC Credit Agreement. Under the Amendment and Consent, WBCC amended the WBCC Credit Agreement and consented to the sale of the assets of PolyAero Inc (formerly known as Aero-Missile), the repayment of all amounts owing to C3, and the repurchase of the shares owned by C3. On April 28, 2017, the Company used $4,557,611 of the proceeds from the sale of the assets of PolyAero Inc. (formerly known as Aero-Missile) to partially pay down the principal balance of the WBCC Revolving Loan. On July 31, 2017, the Company paid the remaining $209,406 due under the WBCC Credit Agreement and the WBCC Credit Agreement was terminated by mutual agreement.

SummitBridge Loans

On August 17, 2017 (the “PMAL Purchase Date”), PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into the Credit Agreement with Summit (the “Summit Credit Agreement”) pursuant to which made loans to PMAL: (1) Term Loan A and (2) Term Loan B. In addition, in consideration for Summit making the loans, PMAL issued to SBN, the SBN Membership Interests.

Term Loan A will accrue each month at either 17.5% interest per annum (with 12.5% payable monthly and 5.0% accruing to the outstanding balance of Term Loan A, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan A has a Maturity date of August 17, 2020. Any prepayments of principal during the period from the PMAL Purchase Date through the day before the one year anniversary of the PMAL Purchase Date will be subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the PMAL Purchase Date with the exception that such fee shall not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Term Loan A will begin amortizing on the thirteenth (13) month following the PMAL Purchase Date. Term Loan A is secured against all of the assets of PMAL.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Term Loan B will accrue each month at either 17.5% interest per annum (with 14.0% payable monthly and 3.5% accruing to the outstanding balance of Term Loan B, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan B has a Maturity date of August 17, 2020. Any prepayments of principal during the period from the PMAL Purchase Date through the day before the one year anniversary of the PMAL Purchase Date will be subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the PMAL Purchase Date with the exception that such fee shall not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Term Loan B began amortizing on the second month following the PMAL Purchase Date pursuant to an amendment executed on August 31, 2017 by Summit and PMAL. Term Loan B is secured against all of the assets of PMAL.

The Company has guaranteed payment of Term Loan A and Term Loan B pursuant to a Guaranty Agreement made by the Company as of the PMAL Purchase Date.

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On the earlier of August 17, 2020 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value. The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholder’s equity as Redeemable Non-controlling Interest.

The Summit Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Summit Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. As of December 31, 2017, the applicable covenants were the fixed charge coverage ratio and capital expenditures of PMAL not to exceed $1,000,000 for the previous four fiscal quarters. The Company was in compliance with both covenants.

8. RELATED PARTY MATTERS

Management Services Agreement

On January 16, 2015, the Company and Polymathes Capital, LLC (“Consultant”), an affiliate of Precision Group Holdings (“Holdings”), entered into a Management Services Agreement whereby the Company engaged the Consultant to provide financing and management consulting services to the Company and its Subsidiaries on a month-to-month basis. The consulting fee was $100,000 per annum, payable in monthly increments. On June 30, 2017, the Company accelerated the payment of management fees due for the second half of 2017. On November 10, 2017, the Company and the Consultant agreed to terminate the Management Services Agreement on December 31, 2017. In lieu of payment of $44,000 under the Management Services Agreement in 2017, the Consultant received 1,100 shares of common stock as part of the Private Placement on July 17, 2017.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

9. SEGMENT RESULTS

The Company manages its operations in two business segments which are defined as follows:

•	The Company’s Creative Assembly subsidiary, which includes all distribution of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the year ended December 31, 2017 is as follows:

	CAS	Prime
Net Revenue	8,677,159	9,695,504

Cost of goods sold	6,798,992	8,022,661

Gross profit	1,878,167	1,672,843

Operating expenses:
General and administrative expenses	2,003,504	590,887
Professional and consulting fees	392,674	328,772
Total operating expenses	2,396,178	919,659

Income before other income (expense)	(518,011)	753,184

Below is the Segment reconciliation to total net income:

(Loss) income from segments above	235,173

Non-allocated expenses
Other income (expense)
Interest expense - net	(866,361)
Change in fair value put option	(213,000)
Gain on sale	2,974,584
Other income (expense)	26,391
Total other income (expense)	1,921,614

Income from continuing operations before provision for income taxes	2,156,787

Provision for income taxes	(731)
Non-controlling interest	(53,377)

Income before discontinued operations	2,102,679

Income from discontinued operations, net	984,717

Net Income attributable to Amerinac Holding Corp Shareholders	3,087,396

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has two leased facilities, which are office, manufacturing and warehouse space. Our Texas facility is leased under an operating lease that is less than three years in duration. Our Ohio facility is leased under an operating lease that is more than three years in duration. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Our Texas facility lease calls for payments until expiration in February 2019 totaling $49,467. The annual payments for 2018 and 2019 are $42,400 and $7,067. Our Ohio facility calls for lease payments until expiration totaling $365,750. The annual payments are $77,000 for each of the years 2018, 2019, 2020 and 2021 and $57,750 for 2022.

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

The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Wachter in 2018. The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Golden in 2018, valued at $600,000.

On April 1, 2016, the Company appointed Victor Mondo as President of PolyAero Inc. (formerly known as Aero-Missile). Mr. Mondo became Chief Executive Officer of the Company on July 18, 2016. In connection with his appointment, the Company and Mr. Mondo entered into a written employment agreement (the “Employment Agreement”) for an initial three-year term. As part of the divesture of Aero-Missile, Mr. Mondo’s compensation structure was altered. Pursuant to the updated Mondo Employment Agreement, Mr. Mondo received a base salary of $195,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Mondo was eligible for a cash bonus equal to 4% of Adjusted EBITDA of the Company’s distribution subsidiary over $1,000,000 at the end of each respective annual period. For the period ending March 31, 2017, the Company awarded Mondo a discretionary $60,000 cash bonus. In addition, Mr. Mondo was entitled to an award of shares of the common stock of the Company equal to 3% of the total equity on a fully diluted basis, which were to fully vest on December 31, 2018. Pursuant to the updated Mondo Employment Agreement, Mr. Mondo’s 8,966 shares vested fully on June 30, 2017, subject to various clawback provisions.

Pursuant to the reorganization of the senior leadership of the Company following the acquisition of PMAL, Mr. Mondo resigned as Chief Executive Officer of the Company to become President and Chief Operating Officer of CAS on November 10, 2017. Mr. Mondo resigned from CAS on December 29, 2017. Pursuant to Mr. Mondo’s resignation on December 29, 2017, the Company clawed back 5,000 of the shares that Mr. Mondo received on June 30, 2017.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

11. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Our current effective tax rate is lower than the Federal and state effect rate primarily due to the reversal of significant timing differences (i.e. inventory reserve) upon the asset sale at our Aero-missile subsidiary.

Significant components of the income tax provision are as follows:

	For the years ended December 31,
	2017	2016

Current income tax
Federal	$-	$-
State	712	22,100
City	-	-
Total Current income tax	712	22,100

Non current income tax
Federal	-	(66,752)
State	-	-
City	-	-
Total non current income tax	-	(66,752)

Total income tax (benefit)	$712	$(44,652)

The Company has an accumulated deficit of approximately $10.0 million and there are approximately $4,560,000 and $3,528,000 of net operating losses available to be used against Federal and state taxable income, respectively, which are subject to certain Section 382 limitations as a result of the change in control in January 2015. Benefits for income taxes were due to carryback of Federal operating losses.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2017	2016

Expected federal statutory rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	0.0%	7.9%
Permanent difference - amortization and disallowable expenses	16%	62.6%
Reduction in federal tax rate	(13)%	-
Change in valuation allowance	(37.0)%	(128.7)%
Other	0.0%	4.8%
Effective income tax rate	0.0%	(19.4)%

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company’s deferred tax assets and liability relates to a temporary timing difference in long-term assets. With the deferred tax asset for December 31, 2017 and 2016 consisting of:

Deferred Tax Assets:
	December 31, 2017
	Gross	Effective Tax Rate	Tax Asset (Liability)

Depreciation and amortization	(365,842)	29%	(106,094)
Decrease in inventory value	302,334	29%	87,677
Federal and state NOL	3,705,121	29%	1,074,485

Total	3,641,613		1,056,068
Less valuation allowance	(3,641,613)		(1,056,068)
Net Deferred Tax Assets	$-		$-

	December 31, 2016
Depreciation and amortization	1,275,513	42%	535,700
Decrease in inventory value	5,033,500	42%	2,114,100
Federal and state NOL	937,900	42%	393,875

Total	7,246,900		3,043,675
Less valuation allowance	(7,246,900)		(3,043,675)
Net Deferred Tax Assets	$-		$-

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, there were no interest or penalties outstanding as of or for each of the years ended December 31, 2017 and 2016.

The federal and state tax returns for the years ending December 31, 2014, 2015, and 2016 have been filed, but are still open to examination.

12. STOCK OPTIONS

The Amerinac Holding Corp. 2017 Equity Incentive Plan (the “Equity Plan”) was approved by a majority of Shareholders of the Company on November 10, 2017 and the Board on October 30, 2017. The 2017 Equity Plan provides for an aggregate of 100,000 shares of common stock to be available for awards. Concurrently, the Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan was cancelled and superseded by the Equity Plan.

13. STOCKHOLDERS EQUITY

Share based payments

On April 1, 2016, Victor Mondo was hired as President of PolyAero Inc. (formerly known as Aero-Missile). As part of Mr. Mondo’s employment agreement he was granted 8,970 restricted shares, which were fully vested on June 30, 2017. On December 31, 2017, 5,000 of those restricted shares were clawed back by the Company when Mr. Mondo left the Company. Total stock-based compensation expense was $9,489 for the year ended December 31, 2016. As of December 31, 2017, the Company accrued a $600,000 bonus which is included in accrued expenses in the accompanying consolidated financial statements, to certain executives to be paid out in stock subsequent to the year end.

As part of compensation for board service, Mssrs. Lamb and Garruto receive $25,000 each in stock for each year of service. For the first year, the independent directors will receive 625 shares each.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Securities Purchase Agreement

On the January 16, 2015 (“Effective Date”), the Company and its Subsidiaries entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with C3, pursuant to which the Company and its Subsidiaries authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Subsidiaries in the amount of $5,500,000 (“Note A”), (2) a Subordinated Secured Note issued by the Subsidiaries in the amount of $3,500,000 (“Note B”), and (3) 3,200 shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company issued 20,730 shares of unregistered Common Stock to C3 on July 6, 2016 (the “Second Closing”) that, together with the initial issuance of 3,200 shares, caused C3 to have received 8% of the total Common Stock of Amerinac after the Second Closing (collectively, the “Granted Equity”). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (see below) (the “Purchased Equity”). The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company granted C3 a put right under the Securities Purchase Agreement for the Common Stock C3 received (whether by purchase or grant) at any time after the earlier to occur of (1) the fifth (5th) anniversary of the closing of the Securities Purchase Agreement for Common Stock (for Granted Equity), (2) the seventh (7th) anniversary of the closing of the Securities Purchase Agreement (for Purchased Equity), (3) payment in full of the amounts owed under Note A and Note B, or (4) upon an Event of Default, as defined in the Securities Purchase Agreement. The put right could be exercised by C3 for all or a portion of the Common Stock at an agreed upon valuation of the Company.

Stock Purchase Agreement

On the Effective Date, concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Stock Purchase Agreement by and among Andrew S. Prince, Donald Barger, and David Walters (the “Amerinac Shareholders”), and C3 and PGH (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Holdings and C3 agreed to purchase a total of 269,512 restricted shares of Common Stock for an aggregate purchase price of $500,000 in two installments. The First Closing occurred on the Effective Date resulting in an issuance of 8,401 shares of restricted Common Stock to C3 for a purchase price of $116,571 and 22,715 shares of restricted Common Stock to Holdings for a purchase price of $315,172. On July 7, 2016, pursuant to the Second Closing, the Company issued 85,096 and 174,028 shares of restricted Common Stock to C3 and Holdings, respectively for a total purchase price equal to $68,257. The issuance and sale of the restricted shares of Common Stock in each installment was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. On April 28, 2017, the Company repurchased the 96,697 shares of Common Stock of the Company owned by C3 (the entirety of the shares) for an aggregate purchase price of $900,000.

C3 Put

C3, our subordinated lender, maintained a right to force the Company to repurchase its shares upon certain triggering events, which can be found in Exhibit 10.2 to that amended Form 8-K/A, filed on August 18, 2015. On April 28, 2017, the C3 put right was cancelled as part of the Company’s repurchase of C3’s equity. The Company maintained a liability on its balance sheet that reflected the fair value of the put option. To arrive at this liability the Company performed a valuation based on comparable company metrics. This technique would be considered a Level 3 fair market value approach. The Company performed its valuation in accordance with FASB’s “ASC 820 – Fair Value Measurements.”

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The technique used was a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option. The Company made certain customary adjustments to EBITDA in order to provide a more accurate representation in regards to the Company’s financial situation. The Company recorded a debt discount of $165,650 based on the C3 Put’s fair value at issuance on January 16, 2015. This amount was scheduled to be amortized over the life of the Company’s five-year subordinated notes. As of December 31, 2017 and 2016, the Company’s valuation of C3 put was $0 and $687,000, respectively.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

December 31, 2017
Balance as of December 31, 2016	$687,000
Mark to market adjustment	213,000
Repurchase of Stock	(900,000)
Balance as of December 31, 2017	$0

Redeemable non-controlling interest

The Company’s subsidiary, PMAL, granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On the earlier of August 17, 2020 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On the August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value. The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholder’s equity as Redeemable Non-controlling Interest.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

December 31, 2017
Balance as of December 31, 2016	$-
Initial value	400,000
Allocation of non-controlling interest income	$53,377
Balance as of December 31, 2017	$453,377

Private Placement

On July 17, 2017, the Company completed the closing of a private placement (the “Private Placement”) with approximately 17 accredited investors, pursuant to which the Company sold to the Investors a total of 75,500 shares of restricted common stock of the Company at a purchase price of $40.00 per share, and total consideration of $3.02 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer and chief financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2017 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

•	A lack of sufficient resources including a solely designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

•	The limited size of the accounting department makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure accounting functions were properly segregated.

•	Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

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

Our management has conducted, with the participation of our chief executive officer and chief financial officer, an assessment of our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of December 31, 2017, internal controls over financial reporting are not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company:

Name	Age	Position	With Company Since
John F. Wachter	36	Chairman of the Board, CEO	2015
William J. Golden	41	Secretary and Director, CFO	2015
Saverio Garruto	69	Director	2017
William Lamb	56	Director	2017

The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and are subject to employment agreements, if any, approved and ratified by the Board. On November 10, 2017, Saverio Garruto and William Lamb were elected to the Board. William J. Golden and John Wachter were reelected to the Board on November 10, 2017.

John F. Wachter

Mr. Wachter is one of the founders of Polymathes Capital LLC (“Polymathes Capital”). Polymathes Capital is located in Princeton, New Jersey. Previously, Mr. Wachter was an equity analyst for a hedge fund. Mr. Wachter also serves as Chairman of Epolin Chemicals LLC, a specialty chemical manufacturer located in Newark, New Jersey. Mr. Wachter is a graduate of Princeton University.

Mr. Wachter is CEO, Chairman of the Board of Directors and a member of the Company’s Audit Committee.

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

Mr. Golden serves as CFO, Secretary of the Board and a member of the Company’s Audit and Compensation Committee.

Saverio Garruto

Mr. Garruto is a certified public accountant, possessing over forty years of experience in accounting and consulting. He is a retired audit partner with CohnReznick, which he joined in 1998. He is experienced with the Sarbanes-Oxley Act for public companies. Mr. Garruto currently serves on the Board of Trustees of the Kessler Foundation. He graduated from Fairleigh Dickinson University in 1970 and did his post-graduate work at Rutgers University.

Mr. Garruto serves as the Chairman of the Company’s Audit Committee and a member of the Company’s Compensation Committee.

William Lamb

Mr. Lamb is the owner and operator of The ABC Insert Company, a custom manufacturer of pharmaceutical packaging components that he purchased in 2010. In 1999, he was a founding shareholder of The Philadelphia Trust Company, a depositary trust company and private bank based in Philadelphia. Mr. Lamb graduated from Saint Joseph’s University in 1983.

Mr. Lamb serves as the Chairman of the Company’s Compensation Committee.

Code of Ethics and Committee Charters

The Audit Committee Charter is available on the Company’s website.

Code of Ethics

The Code of Ethics applies to the Company’s directors, officers and employees. It is available on the Company’s website.

Audit Committee

The Audit Committee makes such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention. Saverio Garruto is the current chair.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2016 and 2017.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the year 2017, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
John Wachter	2017	$16,667	$-	$300,000	$-	$-	$-	$-
CEO and Director(1)	2016	$1.00	$-	$-	$-	$-	$-	$-

William J. Golden	2017	$16,667	$-	$300,000	$-	$-	$-	$-
CFO and General Counsel(1)	2016	$1.00	$-	$-	$-	$-	$-	$-

Victor Mondo	2017	$195,000	$60,000	$-	$-	$-	$-	$-
CAS President (2)	2016	$146,250	$24,000	$9,489	$-	$-	$-	$-

(1)	Mr. Wachter and Mr. Golden served as directors of the Company, but without compensation for their director services.

(2)	Mr. Mondo resigned on December 29, 2017.

Compensation of Directors

Messrs. Wachter and Golden do not receive compensation for their role as Directors of the Company. Messrs. Garruto and Lamb will receive 625 shares of common stock of the Company upon the completion of their first-year term in 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock (its only voting securities) as of March 26, 2018:

TITLE OF CLASS	BENFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	Precision Group Holdings LLC	196,743	66.2%
	Wynnefield Reporting Persons (2)	25,000	8.4%

(b) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company by (i) each of the Company’s Directors, (ii) each of the Company’s Named Executive Officers, and (iii) all directors and executive officers as a group, as of December 31, 2017.

TITLE OF CLASS	BENFICIAL OWNER (2)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	John Wachter, CEO and Director	202,231	68.0%
	William Golden, CFO, General Counsel and Director	202,231	68.0%

	All Directors and Executive Officers as a Group	207,719	69.8%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company

(2)	The “Wynnefield Reporting Persons” are Wynnefield Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus and Joshua H. Landes.

As of March 24, 2018, the date used to calculate the tables above, the Company had 297,386 shares of Common Stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The Amerinac Holding Corp. 2017 Equity Incentive Plan (the “Equity Plan”) was approved by a majority of Shareholders of the Company on November 10, 2017 and the Board on October 30, 2017. The 2017 Equity Plan provides for an aggregate of 100,000 shares of common to be available for awards. Concurrently, the Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan was cancelled and superseded by the Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2017, Mr. Wachter serves as Chief Executive Officer of the Company. Mr. Golden serves as Chief Financial Officer and General Counsel. Messrs. Wachter and Golden are affiliates of PGH. John Wachter and William Golden are also affiliates of Polymathes Capital LLC, who received a consulting fee of $100,000 during 2017.

As of November 10, 2017, Messrs. Garruto and Lamb serve as the Company’s independent directors.

For the year 2017, management bonus compensation was $600,000. The entire amount will be paid in stock, and will be restricted and subject to clawbacks as outlined in the Executive Compensation Plan. The bonus has been accrued at December 31, 2017 and is included in the Consolidated Statement of Income.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the years ended December 31, 2016 and 2017 were approximately $78,000 for 2016 and approximately $110,000 for 2017.

Audit Related Fees

There were no aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, and includes $60,000 during 2017 and $0 during 2016.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the years ended December 31, 2016 and 2017 were $48,000 and $20,000.

All Other Fees

No fees were billed for products and services provided the Company’s independent registered public accounting firms for the years ended December 31, 2016 and 2017.

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

AMERINAC HOLDING CORP.

Date: March 28, 2018	By	/s/ John Wachter
John Wachter Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Wachter	Chairman of the Board of Directors	March 28, 2018
John F. Wachter	and Chief Executive Officer

/s/ William J. Golden	Chief Financial Officer and Director	March 28, 2018
William J. Golden

/s/ Saverio Garruto	Director	March 28, 2018
Saverio Garruto

/s/ William Lamb	Director	March 28, 2018
William Lamb

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Series C Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.6	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

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

10.3	Shareholder Agreement by and among Precision Aerospace Components, Inc., C3 Capital Partners III, L.P., and Precision Group Holdings LLC	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K/A as filed with the United States Securities and Exchange Commission on August 18, 2015

10.4	Stock Purchase Agreement by and among Precision Aerospace Components, Inc., Andrew S. Prince, Donald Barger and David Walters, C3 Capital Partners III, L.P. and Precision Group Holdings LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A as filed with the United States Securities and Exchange Commission on August 18, 2015

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

10.6	Credit Agreement between Precision Aerospace Components, Inc. as Borrower and Webster Business Credit Corporation, as Lender	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 1, 2015

10.7	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

10.8	Amerinac Holding Corp. Equity Incentive Plan	Incorporated by reference to Exhibit A to the Company’s Schedule 14C as filed with the Securities and Exchange Commission on October 30, 2017

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Provided herewith

