Form 10-Q
period 2018-03-31
Amerinac Holding Corp.
filed 2018-05-14
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-30185

AMERINAC HOLDING CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5936 State Route 159

Chillicothe, OH 45601

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant’s common stock, as of May 10, 2018: 297,386

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$687,909	$348,398
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of March 31, 2018 and December 31, 2017, respectively)	3,670,165	2,825,846
Inventories (net of reserve for obsolesence of $338,260 as of March 31, 2018 and December 31, 2017, respectively)	3,564,888	3,483,809
Escrow receivable	1,000,000	1,000,000
Other current assets	178,998	336,509

Total current assets	9,101,960	7,994,562

Property, land and equipment - net	6,143,021	6,241,706

Other assets:
Customer lists - net of amortization	1,857,334	1,907,083
Goodwill	54,993	54,993
Other	51,917	51,917
Total other assets	1,964,244	2,013,993

Total	$17,209,225	$16,250,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,912,604	$2,624,937
Notes payable - short term - related party	544,718	515,627

Total current liabilities	3,457,322	3,140,564

Long-term liabilities:
Notes payable - related party	6,911,668	7,026,130

Total liabilities	10,368,990	10,166,694

Commitments and contingencies

Redeemable non-controlling interest	651,114	453,377

Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 297,386 issued and outstanding at March 31, 2018 and December 31, 2017	297	297
Additional paid-in capital	15,733,615	15,733,615
Accumulated deficit	(9,544,791)	(10,103,722)

Total stockholders' equity	6,189,121	5,630,190

Total liabilities and stockholders' equity	$17,209,225	$16,250,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contenrs

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	2018	2017

Net revenue	$10,702,784	$1,884,018

Cost of goods sold	8,415,540	1,460,212

Gross profit	2,287,244	423,806

Operating expenses:
General and administrative expenses	997,670	415,111
Professional and consulting fees	178,107	24,465
Total operating expenses	1,175,777	439,576

Income (loss) before other income (expense)	1,111,467	(15,770)

Other income (expense):
Interest	(365,151)	(70,246)
Change in fair value of put option	-	(213,000)
Other income	10,352	2,160
Total other income (expense)	(354,799)	(281,086)

Income (loss) from continuing operations before provision for income taxes	756,668	(296,856)

Provision for income taxes	-	(731)

Income (loss) before discontinued operations	756,668	(297,587)

Income from discontinued operations, net	-	217,894

Net income (loss)	756,668	(79,693)

Non-controlling interest share of net income from continuing operations	197,737	-

Net income (loss) attributable to Amerinac Holding Corp. shareholders	$558,931	$(79,693)

Basic earnings per share applicable to common stockholders:
Continuing operations	1.88	(1.00)
Discontinued operations	-	0.73
Earnings per share	1.88	(0.27)
Diluted earnings per share applicable to common stockholders:
Continuing operations	1.88	(1.00)
Discontinued operations	-	0.73
Earnings per share	1.88	(0.27)
Weighted average shares outstanding:
Basic	297,386	298,867
Diluted	297,386	298,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contenrs

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net income (loss)	$756,668	$(79,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	185,215	7,538
Amortization of deferred financing fees	33,333	25,301
Stock compensation	-	3,164
Loss from discontinued operations	-	(217,894)
Change in fair value put option	-	213,000
Inventory writedown and reserve	-	60,639
Changes in assets and liabilities:
Increase in accounts receivable	(844,319)	(34,881)
Increase in inventory	(81,079)	(91,202)
Decrease (increase) in other current assets	157,511	(106,870)
Decrease in other assets	-	3,416
Increase in income taxes payable	-	245,584
Increase (decrease) in accounts payable and accrued expenses	287,667	(79,636)
Net cash provided by (used in) operating activities of continuing operations	494,996	(51,534)
Net cash provided by operating activities of discontinued operations	-	188,281
Net cash provided by operating activities	494,996	136,747
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(36,781)	(1,349)
Net cash used in investing activities of continuing operations	(36,781)	(1,349)
Net cash provided by investing activities of discontinued operations	-	9,424
Net (used in) provided by investing activities	(36,781)	8,075
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	-	(185,615)
Net payments on notes payable - related party	(118,704)	-
Net cash used in financing activities of continuing operations	(118,704)	(185,615)

INCREASE (DECREASE) IN CASH	339,511	(40,793)

CASH - BEGINNING OF PERIOD	348,398	83,391

CASH - END OF PERIOD	$687,909	$42,598

Cash paid during the period for:
Interest	$331,816	$213,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contenrs

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On April 28, 2017, the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Aero-Missile Asset Purchase Agreement”) with Apollo Aerospace LLC (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile. The purchase price is subject to a working capital adjustment and $1.0 million being held in escrow (of which $500,000 was received in April 2018) to secure the indemnification obligations of the Company and Aero-Missile. During the third quarter of 2017, it was determined that $22,500 was owed by the Company to Apollo, under the terms of the working capital adjustment. Pursuant to the Aero-Missile Asset Purchase Agreement, the Company and Aero-Missile were required to change their corporate names. On May 1, 2017, Aero-Missile changed its name to “PolyAero Inc.” and on June 28, 2017, the Company changed its name to “Amerinac Holding Corp.”

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

Table of Contenrs

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made Loans to PMAL: (1) a Term Loan in the amount of $4.5 million (“Term Loan A”) and (2) a Term Loan in the amount of $3.5 million (“Term Loan B”). In addition, in consideration for Summit making the Loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL ( the “SBN Membership Interests”).

The Company has guaranteed payment of Term Loan A and Term Loan B pursuant to a Guaranty Agreement made by the Company as of the Effective Date.

The Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. Covenant calculations commenced with the period ending December 31, 2017. As of March 31, 2018, the Company was in compliance with the covenants.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 28, 2018.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company accounts have been eliminated.

Table of Contenrs

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of March 31, 2018 and 2017.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant estimates are the useful lives of tangible assets, reserves for inventory and accounts receivable, estimate of the valuation allowance against deferred tax assets and the valuation of put option and redeemable non-controlling interest.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of March 31, 2018 and December 31, 2017, respectively. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of March 31, 2018 and December 31, 2017, the inventory reserve was $194,555.

For the Company’s distribution subsidiary, management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of March 31, 2018, the Company’s distribution subsidiary had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

For the Company’s manufacturing subsidiary, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. At March 31, 2018, finished goods, raw materials and consumables were $735,409, $896,075, and $419,108, respectively. At December 31, 2017, finished goods, raw materials and consumables were $341,416, $1,185,795 and $362,736, respectively. Management actively seeks to minimize inventory working capital, and increase ‘inventory’ turns to eliminate any impacts from market fluctuations. As of March 31, 2018, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand. Management will evaluate the need to change inventory on hand levels.

For the Company’s manufacturing subsidiary, PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of March 31, 2018 and December 31, 2017, the inventory reserve was $143,705. The Company’s sole manufacturing subsidiary was acquired in the third quarter of 2017. As part of the acquisition, inventory is recorded net of any reserve.

Table of Contenrs

Property, Land and Equipment

Property, land and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Leasehold improvements	5 years **
Furniture and fixtures	7 years
Equipment and other	3-10 years
Building	30 years

_________

** Shorter of life or lease term.

The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

Concentration of Credit Risk

For the three month period ending March 31, 2018, AMG-Vanadium, Remelt Sources, Inc., Universal Stainless & Alloy Products, PACCAR and Ametek accounted for 18.7%, 17.8%, 13.7%, 14% and 11.3% of sales, respectively. For the three month period ending March 31, 2017, PACCAR accounted for 47% of sales.

At March 31, 2018, Ametek, AMG-Vanadium, PACCAR, Universal Stainless & Alloy Products, and Remelt Sources, Inc. receivables were $642,498, $610,385, $571,910, $413,483, and $371,128, which were 17.5%, 16.6%, 15.6%, 11.3% and 10.1% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloy Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge receivables were $493,585, $441,691, $393,432, $299,895 and $295,853, which were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

Concentration of Suppliers

For the three month period ending March 31, 2018, no supplier represented more than 10% of purchases. For the three month period ending March 31, 2017, AVK represented approximately 29.2% of purchases. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company. On March 31, 2018, AVK represented approximately 15.4% of accounts payable. On December 31, 2017, AVK represented approximately 17% of accounts payable.

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

Table of Contenrs

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2018, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method, which means the historical periods are presented under the previous revenue standards with the cumulative net income effect being adjusted through retained earnings. The adoption of ASC 606 did not have a material effect on our unaudited condensed consolidated financial statements.

The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes; (1) Identifying contracts with customers, (2) Identifying performance obligations within those contracts, (3) Determining the transaction price, (4) Allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) Recognizing revenue when or as each performance obligation is satisfied.

We adopted the New Revenue Standard on January 1, 2018 using the modified retrospective approach. The New Revenue Standard did not have an impact on the amount and timing of our revenue recognition. Results for reporting periods beginning on and after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.

Table of Contenrs

Revenue primarily consists of sales of fasteners, specialty ingot products and master alloys and tolling services. We generate our revenue primarily from the sale of finished products and tolling services to customers, therefore, the significant majority of our contracts are short-term in nature and have a single performance obligation to deliver products or services, in which our performance obligation is satisfied when control of the product is transferred to the customer or the service is performed. Some contracts contain a combination of product sales and services which are distinct and accounted for as separate performance obligations. Our performance obligations for services are satisfied when the services are rendered within the arranged service period.

Revenue is recognized when control transfers to our customers via shipment of products or delivery of services. We measure revenue as the amount of consideration we expect to be entitled to receive in exchange for those goods or services, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities.

Product Returns

We estimate product returns based on historical experience and record them on a gross basis. Substantially all of Creative Assembly Systems customer returns relate to products that are returned under warranty obligations underwritten by manufacturers. Substantially all of Prime Metals Acquisition LLC customer returns relate to products which do not meet customer requirements and are replaced by the Company.

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company did not record any deferred revenue as of March 31, 2018 or December 31, 2017.

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

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-Controlling interest.

Table of Contenrs

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

Acquisition costs were approximately $170,000, which are included in general and administrative expenses in 2017.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended March 31, 2017 as if the acquisition had occurred on January 1, 2017.

Three months Ended
Pro Forma	March 31, 2017
Net Sales	8,080,306
Operating expenses	983,655
Income before taxes	133,633
Net income	133,633

The Company’s unaudited condensed consolidated financial statements for the three months ending March 31, 2018 include the actual results of PMAL since the date of the acquisition, August 17, 2017. The three months ended March 31, 2017, pro forma results above include three months of pro forma results for PMAL. For the three months ended March 31, 2018, the PMAL operations had a net income before taxes of $740,948 that was included in the Company’s Condensed Consolidated Statements of Operations, which consisted of $8,222,819 in revenues.

Table of Contenrs

4. DISCONTINUED OPERATIONS

The financial results of our Aero-Missile business, sold on April 28, 2017, for the three months ended March 31, 2017 are presented as discontinued operations, net of income taxes on our condensed consolidated statements of operations. The following table presents financial results of the Aero-Missile business:

Three Months Ended March 31,
2017

Net Revenue	$4,773,590

Cost of goods sold	3,861,317

Gross profit	912,273

Operating expenses:
General and administrative expenses	344,355
Professional and consulting fees	56,796
Depreciation and amortization	3,223
Total operating expenses	404,374

Income before other income (expense)	507,899

Other income (expense)
Interest expense - net	(167,386)
Other expense	(5,926)
Total other income (expense)	(173,312)

Income before provision for income taxes	334,587

Provision for state income taxes	116,693

Net income of discontinued operations	217,894

Table of Contenrs

5. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. The useful life of the building is estimated to be at least 30 years. The useful life of the machinery and equipment is estimated to range from 10 to 30 years. Depreciation and amortization expense was $135,466 and $7,538 for the three months ended March 31, 2018 and 2017.

	March 31, 2018	December 31, 2017

Land, buildings and improvements	$3,410,000	$3,410,000
Equipment	3,067,416	3,030,635
Total	6,477,416	6,440,635
Less accumulated depreciation	(334,395)	(198,929)
Net property, land and equipment	$6,143,021	$6,241,706

As described in Note 1, the Company has $7,767,497 in notes secured against the property, land and equipment.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts payable	$1,889,826	$1,763,213
Interest	113,708	115,445
Salaries	741,482	673,088
Utilities	78,000	15,000
Professional fees	78,038	46,000
Rent	11,550	12,191
	$2,912,604	$2,624,937

Table of Contenrs

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill increased to $54,993 as of December 31, 2017 due to our acquisition of the assets of Prime Metals.

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

As of March 31, 2018 the intangible value of the customer list was $1,857,334.

Amortization expense for the years ended December 31, 2018 through 2022 is $199,000 per year. The Company will continue to expense $199,000 annually until 2027.

8. LONG-TERM DEBT AND LINE OF CREDIT

Summit Bridge Loans

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

Term Loan B will accrue each month at either 17.5% interest per annum (with 14.0% payable monthly and 3.5% accruing to the outstanding balance of Term Loan B, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan B has a Maturity date of August 17, 2020. Any prepayments of principal during the period from the Effective Date through the day before the one year anniversary of the Effective Date will be subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the Effective Date with the exception that such fee shall not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Term Loan B will begin amortizing on the second month following the Effective Date. Term Loan B is secured against all of the assets of PMAL.

The Company has guaranteed payment of Term Loan A and Term Loan B pursuant to a Guaranty Agreement made by the Company as of the Effective Date.

Table of Contenrs

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On the earlier of August 17, 2020 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value.The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-Controlling interest. Due to the SBN Membership Interests, Summit is considered a related party of the Company for the purposes of these unaudited condensed consolidated financial statements.

The Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. Covenant calculations commenced with the period ending December 31, 2017. As of March 31, 2018, the Company was in compliance with the covenants.

9. COMMITMENTS AND CONTINGENCIES

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

Table of Contenrs

Employment Agreements

On November 10, 2017, John Wachter was appointed Chief Executive Officer of the Company. In connection with his appointment, the Company and Mr. Wachter entered into a written employment agreement (the "Wachter Employment Agreement") for an initial three-year term, which provides for the following compensation terms for Mr. Wachter. Pursuant to the Wachter Employment Agreement, Mr. Wachter will receive a base salary of $100,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Wachter is eligible for a cash and stock bonus equal to ten to twenty percent of the Company’s pre-tax profits over established pre-tax targets, at the end of each respective annual period.

In addition, the Wachter Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Wachter Employment Agreement, his employment is terminated by the Company other than for “cause,” by Mr. Wachter for “good reason" (each as defined in the Wachter Employment Agreement) or by failure by either party to renew the Wachter Employment Agreement after expiration of the employment term, he would be entitled to (1) a lump sum payment equal to two times his base salary at the rate in effect immediately prior to the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

On November 10, 2017, William J. Golden was appointed Chief Financial Officer of the Company. Mr. Golden remains the Company’s General Counsel. In connection with his appointment, the Company and Mr. Golden entered into a written employment agreement (the "Golden Employment Agreement") for an initial three-year term, which provides for the following compensation terms for Mr. Golden. Pursuant to the Golden Employment Agreement, Mr. Golden will receive a base salary of $100,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Golden is eligible for a cash and stock bonus equal to ten to twenty percent of the Company’s pre-tax profits over established pre-tax targets, at the end of each respective annual period.

In addition, the Golden Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Golden Employment Agreement, his employment is terminated by the Company other than for “cause,” by Mr. Golden for “good reason" (each as defined in the Golden Employment Agreement) or by failure by either party to renew the Golden Employment Agreement after expiration of the employment term, he would be entitled to (1) a lump sum payment equal to two times his base salary at the rate in effect immediately prior to the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

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

The Company will fund the annual corporate bonus pool with no more than 20% of the excess, if any, of the Company’s yearly earnings before taxes minus a threshold amount. For 2018 and 2019, the threshold amounts will be $1,250,000 and $1,750,000, respectively.

Pursuant to the Executive Bonus Plan, awards are paid out in a mix of cash and equity, with no less than 60% of corporate bonus pool to be in the form of newly issued restricted common stock. All awards will be subject to threshold performance and high-water marks.

The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Wachter in 2018. The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Golden in 2018, valued at $600,000, which has been accrued for as of March 31, 2018. In addition, the Company anticipates issuing 625 shares to both Mr. Lamb and Mr. Garruto at the conclusion of their first year of service on the Board of Directors in November 2018 pursuant to their independent director agreements.

Table of Contenrs

10. SEGMENT RESULTS

The Company manages its operations in two business segments which are defined as follows:

•	The Company’s Creative Assembly subsidiary, which includes all distribution of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the three months ended March 31, 2018 is as follows:

		Prime
	CAS	Metals
Net Revenue	$2,479,965	$8,222,819

Cost of goods sold	1,969,056	6,446,484

Gross profit	510,909	1,776,335

Operating expenses:
General and administrative expenses	381,219	510,656
Professional and consulting fees	23,710	120,898
Total operating expenses	404,929	631,554

Income before other income (expense)	105,980	1,144,781

Below is the Segment reconciliation to total net income

Income from segments above	1,250,761

Non-allocated expenses

Interest expense - net	(365,151)
General and administrative expenses	(139,294)

Other income (expense)	10,352
Total	(494,093)

Income from continuing operations before provision for income taxes	$756,668

Table of Contenrs

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Deferred tax assets and liabilities are classified as non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

The Company has an accumulated deficit of approximately $9.5 million and there are approximately $2,352,000 and $4,118,000 of net operating losses available to be used against Federal and state taxable income, respectively, which are subject to certain Section 382 limitations as a result of the change in control in January 2015. The Company utilized previously reserved for net operating losses to offset any current tax expense for the period, resulting in minimal to nil income tax expense on the accompanying statement of operations for the three months ended March 31, 2018.

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2017 remain open to examination for both the U.S. federal and state jurisdictions.

At December 31, 2017, the Company recorded provisional amounts for the impact of re-measurement on its deferred taxes related to Tax Reform as set forth under SAB No. 118 guidance. Through March 31, 2018, no adjustments were made to the provisional amounts. Management will continue to analyze these provisional amounts, which are still subject to change during the allowable measurement period.

There were no liabilities for uncertain tax positions at March 31, 2018 and 2017.

Table of Contenrs

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" relating to Amerinac Holding Corp. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2017 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

General

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included herein. The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

The unaudited condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2018 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Table of Contenrs

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

Through its PMAL segment, the Company is a manufacturer of specialty ingot and electrode products which are supplied for investment castings, forging, ring rolling, and plate production. The Company also manufactures shot products and master alloys which are sold to other melt shops, and provides manufacturing support services. The flexible manufacturing operations at PMAL enable the Company to offer a wide range of product grades in customer specific order quantities. The primary grade types include stainless steels, tool steels, nickel-based grades, cobalt based grades and some nonferrous alloys. The Company also offers toll conversion melting services.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their industrial applications.

At March 31, 2018, Ametek, AMG-Vanadium, Universal Stainless & Alloy Products, and Remelt Sources, Inc. receivables were $642,498, $610,385, $571,910, $413,483, and $371,128, which were 17.5%, 16.6%, 15.6%, 11.3% and 10.1% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloy Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge receivables were $493,585, $441,691, $393,432, $299,895 and $295,853, which were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

For the three month period ending March 31, 2018, AMG-Vanadium, Remelt Sources, Inc., Universal Stainless & Alloy Products, PACCAR and Ametek sales were $ 18.7%, 17.8%, 13.7%, 14% and 11.3% of sales, respectively. For the period ending March 31, 2017, PACCAR accounted for 47% of sales.

For the three month period ending March 31, 2018, no supplier represented more than 10% of purchases. For the three month period ending March 31, 2017, AVK represented approximately 29.2% of purchases. On March 31, 2018, AVK represented approximately 15.4% of accounts payable. On December 31, 2017, AVK represented approximately 17% of accounts payable.

Table of Contenrs

Results from Operations for three months ending March 31, 2018 vs March 31, 2017

The Company’s revenues increased approximately 468% or $8,818,766 for three months ended March 31, 2018 to $10,702,784 from $1,884,018 in the comparable period last year.

The primary driver of the increase in sales was the acquisition of the assets of PMAL. PMAL is our sole manufacturing subsidiary. For the three months ended March 31, 2018, sales increased by 32% for the Company’s distribution subsidiary. Our distribution subsidiary was up approximately $600,000 in revenue year to date, versus 2017 year to date.

The Company’s gross profit increased approximately 440% or $1,863,438 for the three months ended March 31, 2018 to $2,287,244 from $423,806 in the comparable period last year primarily due to the acquisition of PMAL. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit. In addition, a decrease in volumes does not necessarily mean our warehouse staffing levels can adjust in a linear fashion to offset the decrease in volumes. For the three months ended March 31, 2018, gross profit at our distribution subsidiary increased by $87,103 or approximately 21% versus 2017 year to date. At our manufacturing subsidiary, our gross profit contribution accounted for approximately 78% of the Company’s total gross profit.

The Company’s total operating expenses increased 167% or $736,201 for the three months March 31, 2018 to $1,175,777 from $439,576 in the comparable period last year. This is a result of the acquisition of PMAL.

The Company’s accounts receivable have increased by $844,319 to $3,670,165 at March 31, 2018 from $2,825,846 at December 31, 2017; this difference is due to mainly to an increase in sales and extending terms to larger customers. The Company’s inventory increased by $81,079 from December 31, 2017 to March 31, 2018. The Company expects to see a continued trend of increasing inventory levels to support the Company’s growth plans in both subsidiaries.

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

Table of Contenrs

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2018 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

Table of Contenrs

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

Table of Contenrs

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERINAC HOLDING CORP.

Dated: May 14, 2018	By:	/s/ John Wachter
John Wachter
Chief Executive Officer

Table of Contenrs

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

