Form 10-Q
period 2018-06-30
Amerinac Holding Corp.
filed 2018-08-13
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant’s common stock, as of August 13, 2018: 297,386

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$1,296,872	$348,398
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of June 30, 2018 and December 31, 2017, respectively)	4,181,481	2,825,846
Inventories (net of reserve for obsolesence of $338,260 as of June 30, 2018 and December 31, 2017, respectively)	3,555,472	3,483,809
Escrow receivable	500,000	1,000,000
Other current assets	91,974	336,509

Total current assets	9,625,799	7,994,562

Property, land and equipment - net	6,229,315	6,241,706

Other assets:
Customer lists - net of amortization	1,807,585	1,907,083
Goodwill	54,993	54,993
Other	51,917	51,917
Total other assets	1,914,495	2,013,993

Total	$17,769,609	$16,250,261

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,750,309	$2,624,937
Notes payable - short term - related party	601,463	515,627
Capital leases payable - short term	37,843	-
Income taxes payable	131,557	-

Total current liabilities	3,521,172	3,140,564

Long-term liabilities:
Notes payable - related party	6,764,434	7,026,130
Capital leases payable	124,187	-

Total long-term liabilities	6,888,621	7,026,130

Total liabilities	10,409,793	10,166,694

Commitments and contingencies

Redeemable non-controlling interest	817,670	453,377

Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 297,386 issued and outstanding at June 30, 2018 and December 31, 2017	297	297
Additional paid-in capital	15,733,615	15,733,615
Accumulated deficit	(9,191,766)	(10,103,722)

Total stockholders' equity	6,542,146	5,630,190

Total liabilities and stockholders' equity	$17,769,609	$16,250,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	FOR THE SIX		FOR THE THREE
	MONTHS		MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2018	2017	2018	2017

Net revenue	$22,013,681	$4,133,305	$11,310,897	$2,249,287

Cost of goods sold	17,891,455	3,295,704	9,475,915	1,835,492

Gross profit	4,122,226	837,601	1,834,982	413,795

Operating expenses:
General and administrative expenses	2,059,149	968,539	1,061,479	554,158
Professional and consulting fees	214,942	204,111	36,835	179,646
Total operating expenses	2,274,091	1,172,650	1,098,314	733,804

Income (loss) before other income (expense)	1,848,135	(335,049)	736,668	(320,009)

Other income (expense):
Interest	(728,925)	(263,372)	(363,774)	(193,126)
Change in fair value of put option	-	(213,000)	-	-
Gain on sale	-	3,409,184	-	3,409,184
Other income (expense)	288,596	(3,765)	278,244	(5,925)
Total other income (expense)	(440,329)	2,929,047	(85,530)	3,210,133

Income from continuing operations before provision for income taxes	1,407,806	2,593,998	651,138	2,890,124

Provision for income taxes	(131,557)	(731)	(131,557)	-

Income before discontinued operations	1,276,249	2,593,267	519,581	2,890,124

Income from discontinued operations, net	-	992,853	-	775,689

Net income	1,276,249	3,586,120	519,581	3,665,813

Non-controlling interest share of net income from continuing operations	364,293	-	166,556	-

Net income attributable to Amerinac Holding Corp. shareholders	$911,956	$3,586,120	$353,025	$3,665,813

Basic and diluted earnings per share applicable to common stockholders:
Continuing operations	3.07	8.67	1.19	9.65
Discontinued operations	-	3.32	-	2.59
Earnings per share	3.07	11.99	1.19	12.24
Weighted average shares outstanding:
Basic and diluted	297,386	299,146	297,386	299,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net income	$1,276,249	$3,586,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,328	22,616
Amortization of deferred financing fees	66,666	217,762
Gain on sale	-	(3,409,184)
Stock compensation	-	28,467
Loss from discontinued operations	-	(992,853)
Change in fair value put option	-	213,000
Inventory writedown and reserve	-	60,639
Changes in assets and liabilities:
Increase in accounts receivable	(1,355,635)	(322,968)
Increase in inventory	(71,663)	(160,995)
Decrease (increase) in other current assets	244,535	(682,915)
Decrease in other assets	-	3,416
Increase in income taxes payable	131,557	731
Increase (decrease) in accounts payable and accrued expenses	125,372	(158,184)
Net cash provided by (used in) operating activities of continuing operations	789,409	(1,594,348)
Net cash provided by operating activities of discontinued operations	-	1,122,359
Net cash provided by (used in) operating activities	789,409	(471,989)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale, net of escrow	-	9,500,000
Proceeds from escrow receivable from sale	500,000	-
Purchase of property and equipment	(97,536)	(1,349)
Net cash provided by investing activities of continuing operations	402,464	9,498,651
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	-	(4,813,178)
Net payments on notes payable	-	(4,000,000)
Payments on capital leases	(873)	-
Net payments on notes payable - related party	(242,526)	-
Proceeds from issuance of stock, net	-	1,734,400
Purchase of treasury stock	-	(900,000)
Net cash used in financing activities of continuing operations	(243,399)	(7,978,778)

INCREASE IN CASH	948,474	1,047,884

CASH - BEGINNING OF PERIOD	348,398	83,391

CASH - END OF PERIOD	$1,296,872	$1,131,275

Cash paid during the period for:
Interest	$669,232	$313,037
Income taxes	$-	$4,195

Non-cash financing activities:
Stock issued for payment of debt	$-	$85,600
Acquisition of equipment through capital lease	$162,903	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. Covenant calculations commenced with the period ending December 31, 2017. As of June 30, 2018, the Company was in compliance with the covenants.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 28, 2018.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company accounts have been eliminated. All financials results of Aero-Missile are classified as discontinued operations for the purposes of this quarterly report.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of June 30, 2018 and 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of June 30, 2018 and December 31, 2017, respectively. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of June 30, 2018 and December 31, 2017, the inventory reserve was $194,555.

For the Company’s distribution subsidiary, management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of June 30, 2018, the Company’s distribution subsidiary had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

For the Company’s manufacturing subsidiary, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. At June 30, 2018, finished goods, raw materials and consumables were $447,237, $967,773, and $502,202, respectively. At December 31, 2017, finished goods, raw materials and consumables were $341,416, $1,185,795 and $362,736, respectively. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of June 30, 2018, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand. Management will evaluate the need to change inventory on hand levels.

For the Company’s manufacturing subsidiary, PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of June 30, 2018 and December 31, 2017, the inventory reserve was $143,705. The Company’s sole manufacturing subsidiary was acquired in the third quarter of 2017. As part of the acquisition, inventory is recorded net of any reserve.

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

Concentration of Credit Risk

For the six-month period ending June 30, 2018, Remelt Sources, Inc., AMG-Vanadium, Ametek, PACCAR and Universal Stainless & Alloy Products accounted for 19.5%, 16.4%, 15.1%, 13.7% and 12.5% of sales, respectively. For the three-month period ending June 30, 2018, Remelt Sources, Inc., AMG-Vanadium, Ametek, PACCAR and Universal Stainless & Alloy Products accounted for 21.1%, 14.2%, 18.7%, 14.1% and 11.4% of sales, respectively. For the six-month period ending June 30, 2017, PACCAR accounted for 49% of sales.

At June 30, 2018, Ametek, Remelt Sources, Inc., PACCAR, AMG-Vanadium, and Universal Stainless & Alloy Products receivables were 17.3%, 15.8%, 14.6%, 12.6% and 12.1% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloy Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge receivables were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

Concentration of Suppliers

For the six-month and three-month periods ending June 30, 2018, no supplier represented more than 10% of purchases. For the six-month period ending June 30, 2017, AVK represented approximately 30.5% of purchases. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company. On June 30, 2018, AVK represented approximately 21.3% of accounts payable. On December 31, 2017, AVK represented approximately 17% of accounts payable.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2018, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of June 30, 2018 and December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of June 30, 2018 and December 31, 2017.

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

Revenue primarily consists of sales of fasteners, specialty ingot products and master alloys and tolling services. We generate our revenue primarily from the sale of finished products and tolling services to customers, therefore, the significant majority of our contracts are short-term in nature and have a single performance obligation to deliver products or services, in which our performance obligation is satisfied when control of the product is transferred to the customer or the service is performed. Some contracts contain a combination of product sales and services which are distinct and accounted for as separate performance obligations. Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Tolling revenue is recognized when the tolling service is completed.

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

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company did not record any deferred revenue as of June 30, 2018 or December 31, 2017.

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

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the six months ended June 30, 2017 as if the acquisition had occurred on January 1, 2017.

	Six Months Ended	Three Months Ended
Pro Forma	June 30, 2017	June 30, 2017
Net Sales	15,920,199	7,839,893
Operating expenses	2,222,397	1,224,394
Amortization of intangibles	27,540	20,655
Income before taxes	3,718,482	2,808,429
Net income	3,717,751	3,584,118

The Company’s unaudited condensed consolidated financial statements for the six months ending June 30, 2018 include the actual results of PMAL since the date of the acquisition, August 17, 2017. The six months ended June 30, 2017, pro forma results above include six months of pro forma results for PMAL. For the three and six months ended June 30, 2018, the PMAL operations had a net income before taxes of $353,440 and $1,899,935, respectively, that was included in the Company’s Condensed Consolidated Statements of Operations, which consisted of $8,591,327 and $16,814,146 in revenues, respectively.

4. DISCONTINUED OPERATIONS

The financial results of our Aero-Missile business, sold on April 28, 2017, for the six and three months ended June 30, 2017 are presented as discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of the Aero-Missile business:

	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017
Net Revenue	$5,839,989	$1,066,399

Cost of goods sold	4,048,651	275,494

Gross profit	1,791,338	790,905

Operating expenses:
General and administrative expenses	443,771	9,470
Professional and consulting fees	56,796	1,056
Depreciation and amortization	9,132	5,909
Total operating expenses	509,699	16,435

Income before other income (expense)	1,281,639	774,470

Other income (expense)
Interest expense - net	(282,861)	(115,475)
Other expense	(5,925)	1
Total other income (expense)	(288,786)	(115,474)

Income before provision for income taxes	992,853	658,996

Provision for income taxes	-	116,693

Net Income from discontinued operations	992,853	775,689

5. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. The useful life of the building is estimated to be at least 30 years. The useful life of the machinery and equipment is estimated to range from 3 to 10 years. Depreciation expense was $206,162 and $7,538 for the six months ended June 30, 2018 and 2017.

	June 30, 2018	December 31, 2017

Land, buildings and improvements	$3,410,000	$3,410,000
Equipment	3,291,074	3,030,635
Total	6,701,074	6,440,635
Less accumulated depreciation	(471,759)	(198,929)
Net property, land and equipment	$6,229,315	$6,241,706

As described in Note 1, the Company has $7,343,675 in notes secured against the property, land and equipment.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable	$1,779,894	$1,763,213
Interest	112,508	115,445
Salaries and Bonus	757,000	673,088
Utilities	75,000	15,000
Professional fees	15,000	46,000
Rent	10,907	12,191
	$2,750,309	$2,624,937

7. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of June 30, 2018, the value, net of amortization, of the customer list was $1,807,585.

Amortization expense for the years ended December 31, 2018 through 2022 will be $199,000 per year. The Company will continue to expense $199,000 annually until 2027. For the three and six months ended June 30, 2018, $49,750 and $99,500 was amortized.

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

The Credit Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under Term Loan A and Term Loan B are paid in full, PMAL has agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. Covenant calculations commenced with the period ending December 31, 2017. As of June 30, 2018, the Company was in compliance with the covenants.

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

Capital Leases

The below chart shows our obligations under current capital leases:

June 30, 2018
Obligations under capital leases	$162,030
Less: current portion	$37,843
Long-term portion	$124,187

Future minimum repayments

The table below presents the future minimum repayments capital lease obligations for the Company as of June 30, 2018

Years ending December 31,	Capital lease obligations
2018 (remaining six months)	$18,690
2019	$38,775
2020	$40,712
2021	$42,746
2022	$21,106

Total	$162,030

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

The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Wachter in 2018. The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Golden in 2018, valued at $600,000, which has been accrued for as of June 30, 2018. In addition, the Company anticipates issuing 625 shares to both Mr. Lamb and Mr. Garruto at the conclusion of their first year of service on the Board of Directors in November 2018 pursuant to their independent director agreements.

10. SEGMENT RESULTS

The Company manages its operations in two business segments which are defined as follows:

•

The Company’s Creative Assembly subsidiary, which includes all distribution of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the six months ended June 30, 2018 is as follows:

		Prime
	CAS	Metals
Net Revenue	$5,199,535	$16,814,146

Cost of goods sold	4,100,740	13,790,715

Gross profit	1,098,795	3,023,431

Operating expenses:
General and administrative expenses	850,623	1,018,912
Professional and consulting fees	40,677	104,584
Total operating expenses	891,300	1,123,496

Income before other income (expense)	207,495	1,899,935

Below is the Segment reconciliation to total net income

Income from segments above	2,107,430

Non-allocated expenses

Interest expense - net	(728,925)
General and administrative expenses	(259,295)

Other income	288,596
Total	(699,624)

Income from continuing operations before provision for income taxes	$1,407,806

Segment information for the three months ended June 30, 2018 is as follows:

		Prime
	CAS	Metals
Net Revenue	$2,719,570	$8,591,327

Cost of goods sold	2,131,684	7,745,945

Gross profit	587,886	845,382

Operating expenses:
General and administrative expenses	469,404	508,256
Professional and consulting fees	16,697	(16,314)
Total operating expenses	486,371	491,942

Income before other income (expense)	101,515	353,440

Below is the Segment reconciliation to total net income

Income from segments above	454,955

Non-allocated expenses

Interest expense - net	(363,774)
General and administrative expenses	(120,000)

Other income	278,244
Total	(205,530)

Income from continuing operations before provision for income taxes	$249,425

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

The Company has an accumulated deficit of approximately $9.2 million and there are approximately $2,084,000 and $4,118,000 of net operating losses available to be used against Federal and state taxable income, respectively, which are subject to certain Section 382 limitations as a result of the change in control in January 2015. The Company utilized previously reserved for net operating losses to offset any current tax expense for the period, resulting in minimal to nil federal income tax expense and a provision of $132,000 for state income tax on the accompanying statement of operations for the six months ended June 30, 2018.

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

At December 31, 2017, the Company recorded provisional amounts for the impact of re-measurement on its deferred taxes related to Tax Reform as set forth under SAB No. 118 guidance. Through June 30, 2018, no adjustments were made to the provisional amounts. Management will continue to analyze these provisional amounts, which are still subject to change during the allowable measurement period.

There were no liabilities for uncertain tax positions at June 30, 2018 and December 31, 2017.

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

The unaudited condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2018 may not be indicative of the results for the entire year.

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

At June 30, 2018, Ametek, Remelt Sources, Inc., PACCAR, AMG-Vanadium, and Universal Stainless & Alloy Products receivables were 17.3%, 15.8%, 14.6%, 12.6% and 12.1% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloy Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge receivables were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

For the six-month period ending June 30, 2018, Remelt Sources, Inc., AMG-Vanadium, Ametek, PACCAR and Universal Stainless & Alloy Products accounted for 19.5%, 16.4%, 15.0%, 13.7% and 12.2% of sales, respectively. For the three-month period ending June 30, 2018, Remelt Sources, Inc., AMG-Vanadium, Ametek, PACCAR and Universal Stainless & Alloy Products accounted for 21.1%, 14.2%, 18.7%, 14.1% and 11.4% of sales, respectively. For the six-month period ending June 30, 2017, PACCAR accounted for 49% of sales.

For the three month and six-month periods ending June 30, 2018, no supplier represented more than 10% of purchases. For the six-month period ending June 30, 2017, AVK represented approximately 30.5% of purchases. On June 30, 2018, AVK represented approximately 21.3% of accounts payable. On December 31, 2017, AVK represented approximately 17% of accounts payable.

Results from Operations for six months ending June 30, 2018 vs June 30, 2017

The Company’s revenues increased approximately 433% or $17,880,376 for six months ended June 30, 2018 to $22,013,681 from $4,133,305 in the comparable period last year.

The primary driver of the increase in sales was the acquisition of the assets of PMAL. PMAL is our sole manufacturing subsidiary and had $16,814,146 in revenue for the six months ended June 30, 2018. For the six months ended June 30, 2018, sales increased by 26% for the Company’s distribution subsidiary. Our distribution subsidiary was up approximately $1,066,000 in revenue year to date, versus 2017 year to date due to the pick-up in customer activity.

The Company’s gross profit increased approximately 392% or $3,284,625 for the six months ended June 30, 2018 to $4,122,226 from $837,601 in the comparable period last year primarily due to the acquisition of PMAL. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit. In addition, a decrease in volumes does not necessarily mean our warehouse staffing levels can adjust in a linear fashion to offset the decrease in volumes. For the six months ended June 30, 2018, gross profit at our distribution subsidiary increased by $261,194 or approximately 31% versus 2017 year to date. At our manufacturing subsidiary, our gross profit contribution accounted for approximately 73% of the Company’s total gross profit and has a margin of approximately 18%.

The Company’s total operating expenses increased 94% or $1,101,441 for the six months June 30, 2018 to $2,274,091 from $1,172,650 in the comparable period last year. This is a result of the acquisition of PMAL.

In the quarter ending June 30, 2017, the Company recorded on a gain of $3,409,184 for the sale of the assets of Aero-Missile.

The Company’s accounts receivable have increased by $1,355,635 to $4,181,481 at June 30, 2018 from $2,825,846 at December 31, 2017; this difference is due to mainly to an increase in sales and extending terms to larger customers. The Company’s inventory increased by $71,663 from December 31, 2017 to June 30, 2018. The Company expects to see a continued trend of increasing inventory levels to support the Company’s growth plans in both subsidiaries.

Results from Operations for three months ending June 30, 2018 vs June 30, 2017

The Company’s revenues increased approximately 403% or $9,061,610 for three months ended June 30, 2018 to $11,310,897 from $2,249,287 in the comparable period last year. The primary driver of the increase in sales was the acquisition of the assets of PMAL. PMAL had $8,591,327 in revenue for the three months ended June 30, 2018. For the three months ended June 30, 2018, sales increased by 21% for the Company’s distribution subsidiary versus the three months ended June 30, 2017 from $2,249,287 to $2,719,570.

The Company’s total operating expenses increased 36% or $259,587 for the three months June 30, 2018 to $978,313 from $718,726 in the comparable period last year. This is a result of the acquisition of PMAL.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2018 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

•

A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

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

AMERINAC HOLDING CORP.

Dated: August 13, 2018	By:	/s/ John Wachter
John Wachter
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

