Form 10-Q
period 2018-09-30
Amerinac Holding Corp.
filed 2018-11-14
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

_________________________________________________

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Number of shares outstanding of the registrant’s common stock, as of November 9, 2018: 297,386

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$312,959	$348,398
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of September 30, 2018 and December 31, 2017.)	4,786,383	2,825,846
Inventories (net of reserve for obsolesence of $208,000 and $338,260 as of September 30, 2018 and December 31, 2017, respectively)	5,028,783	3,483,809
Escrow receivable	500,000	1,000,000
Other current assets	75,064	336,509

Total current assets	10,703,189	7,994,562

Property, land and equipment - net	6,150,548	6,241,706

Other assets:
Customer lists - net of amortization	1,757,833	1,907,083
Goodwill	54,993	54,993
Other	51,917	51,917
Total other assets	1,864,743	2,013,993

Total	$18,718,480	$16,250,261

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$1,375,302	$-
Accounts payable and accrued expenses	4,614,667	2,624,937
Notes payable - short term - related party	-	515,627
Notes payable - short term, net	600,000
Capital leases payable - short term	42,902	-
Income taxes payable	102,205	-

Total current liabilities	6,735,076	3,140,564

Long-term liabilities:
Notes payable - related party	-	7,026,130
Notes payable, net	4,205,472	-
Capital leases payable	124,408	-

Total long-term liabilities	4,329,880	7,026,130

Total liabilities	11,064,956	10,166,694

Commitments and contingencies

Redeemable non-controlling interest	720,758	453,377

Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 297,386 issued and outstanding at September 30, 2018 and December 31, 2017	297	297
Additional paid-in capital	15,733,615	15,733,615
Accumulated deficit	(8,801,146)	(10,103,722)

Total stockholders' equity	6,932,766	5,630,190

Total liabilities and stockholders' equity	$18,718,480	$16,250,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	FOR THE NINE		FOR THE THREE
	MONTHS		MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2018	2017	2018	2017

Net revenue	$32,986,071	$9,942,032	$10,972,390	$5,808,727

Cost of goods sold	26,743,807	7,889,345	8,852,352	4,593,641

Gross profit	6,242,264	2,052,687	2,120,038	1,215,086

Operating expenses:
General and administrative expenses	3,136,605	1,529,390	1,077,456	560,851
Professional and consulting fees	294,065	535,467	79,123	331,356
Total operating expenses	3,430,670	2,064,857	1,156,579	892,207

Income (loss) before other income (expense)	2,811,594	(12,170)	963,459	322,879

Other income (expense):
Interest	(1,036,934)	(466,530)	(308,009)	(203,158)
Change in fair value of put option	-	(213,000)	-	-
Gain on sale	-	3,409,184	-	-
Other income	84,882	53	(203,714)	3,818
Total other income (expense)	(952,052)	2,729,707	(511,723)	(199,340)

Income from continuing operations before provision for income taxes	1,859,542	2,717,537	451,736	123,539

Provision for income taxes	(103,751)	(731)	27,806	-

Income before discontinued operations	1,755,791	2,716,806	479,542	123,539

Income (loss) from discontinued operations, net	-	976,287	-	(16,566)

Net income	1,755,791	3,693,093	479,542	106,973

Non-controlling interest share of net income from continuing operations	453,215	34,833	88,922	34,833

Net income attributable to Amerinac Holding Corp. shareholders	$1,302,576	$3,658,260	$390,620	$72,140

Basic and diluted earnings per share applicable to common stockholders:
Continuing operations	4.38	9.88	1.31	0.31
Discontinued operations	-	3.59	-	(0.06)
Earnings per share	4.38	13.47	1.31	0.25
Weighted average shares outstanding:
Basic and diluted	297,386	271,572	297,386	283,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net income	$1,755,791	$3,693,093
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	564,136	93,475
Amortization of deferred financing fees	103,405	246,345
Gain on sale	-	(3,409,184)
Stock compensation	-	28,467
Loss from discontinued operations	-	976,287
Change in fair value put option	-	213,000
Net loss on debt extinguishment	69,722	-
Inventory writedown and reserve	(130,260)	60,639
Changes in assets and liabilities:
Increase in accounts receivable	(1,960,537)	(2,513,692)
Increase in inventory	(1,414,714)	(1,219,642)
Decrease (increase) in other current assets	261,445	(340,849)
Increase in other assets	-	(3,001)
Increase in income taxes payable	102,205	731
Decrease in shareholder put option	-	(687,000)
Increase in accounts payable and accrued expenses	1,989,730	1,021,535
Net cash provided by (used in) operating activities of continuing operations	1,340,923	(1,839,796)
Net cash provided by operating activities of discontinued operations	-	968,480
Net cash provided by (used in) operating activities	1,340,923	(871,316)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale, net of escrow	-	9,500,000
Acquisition of business	-	(9,600,000)
Proceeds from escrow receivable from sale	500,000	-
Purchase of property and equipment	(145,135)	(64,285)
Net cash provided by (used in) investing activities of continuing operations	354,865	(164,285)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on line of credit	1,375,302	(5,339,199)
Net proceeds (payments) on notes payable	4,790,955	(4,000,000)
Payments on capital leases	(11,283)	-
Net (payments) proceeds on notes payable - related party	(7,886,201)	8,000,000
Proceeds from issuance of stock, net	-	3,650,097
Purchase of treasury stock	-	(900,000)
Net cash (used in) provided by financing activities of continuing operations	(1,731,227)	1,410,898

(DECREASE) INCREASE IN CASH	(35,439)	375,297

CASH - BEGINNING OF PERIOD	348,398	83,391

CASH - END OF PERIOD	$312,959	$458,688

Cash paid during the period for:
Interest	$1,030,076	$466,530
Income taxes	$1,546	$-

Non-cash financing activities:
Stock issued for payment of debt	$-	$85,600
Acquisition of equipment through capital lease	$178,593	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On April 28, 2017, the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Aero-Missile Asset Purchase Agreement”) with Apollo Aerospace LLC (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile. The purchase price was subject to a working capital adjustment and $1.0 million being held in escrow (of which $500,000 was received in April 2018 and $500,000 was received on November 2, 2018) to secure the indemnification obligations of the Company and Aero-Missile. During the third quarter of 2017, it was determined that $22,500 was owed by the Company to Apollo, under the terms of the working capital adjustment. Pursuant to the Aero-Missile Asset Purchase Agreement, the Company and Aero-Missile were required to change their corporate names. On May 1, 2017, Aero-Missile changed its name to “PolyAero Inc.” and on June 28, 2017, the Company changed its name to “Amerinac Holding Corp.”

Simultaneous with the sale of Asset Sale, the Company repaid all amounts owing to C3 Capital Partners III, L.P. (“C3”). The total amount repaid was $4 million plus accrued interest of $42,389. In addition, the Company purchased the 96,697 shares of common stock of the Company owned by C3 for an aggregate purchase price of $900,000 that was mutually agreed to by the Company and C3.

On April 28, 2017, the balance of the proceeds of the Asset Sale, totaling $4,557,611, were used to partially pay down the principal balance of the WBCC Revolving Loan. Although the WBCC Revolving Loan was senior to the amounts owed to C3, WBCC consented to the early repayment of these loans in full.

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

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made Loans to PMAL: (1) a Term Loan in the amount of $4.5 million (“Summit Term Loan A”) and (2) a Term Loan in the amount of $3.5 million (“Summit Term Loan B”) (collectively, the “Summit Loans”). In addition, in consideration for Summit making the Summit Loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL (the “SBN Membership Interests”).

The Company guaranteed payment of the Summit Loans pursuant to a Guaranty Agreement made by the Company as of the Effective Date.

The Credit Agreement also contained customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under the Summit Loans were paid in full, PMAL agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. Covenant calculations commenced with the period ending December 31, 2017.

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

On August 31, 2018 (the “Refinancing Date”), PMAL entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3,435,000 on September 30, 2018 of which the Company had drawn $1,375,302.

On August 31, 2018, pursuant to the Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans. Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 28, 2018.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company accounts have been eliminated. All financial results of Aero-Missile are classified as discontinued operations for the purposes of this quarterly report.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of September 30, 2018 and 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of September 30, 2018 and December 31, 2017, respectively. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of September 30, 2018 and December 31, 2017, the inventory reserve was $140,000 and $194,555, respectively.

For the Company’s distribution subsidiary, management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of September 30, 2018, the Company’s distribution subsidiary had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value.

For the Company’s manufacturing subsidiary, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of September 30, 2018, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand. Management will evaluate the need to change inventory on hand levels.

For the Company’s manufacturing subsidiary, PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events. As of September 30, 2018 and December 31, 2017, the inventory reserve was $68,000 and $143,705, respectively.

The Company’s inventory consists of the following:

	September 30, 2018	December 31, 2017

Raw Materials	$2,068,500	$1,548,531
Finished Goods	3,168,283	2,273,538
Reserves	(208,000)	(338,260)

Total	$5,028,783	$3,483,809

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

Concentration of Credit Risk

At September 30, 2018, Ametek, Remelt Sources, Inc., and PACCAR receivables were 25.1%, 14.6% and 12.4% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloy Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge receivables were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

For the nine-month period ending September 30, 2018, Remelt Sources, Inc., Ametek, AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 18.2%, 16.1%, 15.6%, 14.0% and 12.5% of sales, respectively. For the three-month period ending September 30, 2018, Ametek, Remelt Sources, Inc., PACCAR, AMG-Vanadium and Universal Stainless & Alloy Products accounted for 18.3%, 15.6%, 14.6%, 14.1% and 11.0% of sales, respectively. For the three-month and nine-month period ending September 30, 2017, PACCAR accounted for 16.6% and 31.2% of sales. AMG-Vanadium accounted for 11% of sales for the three months and nine months ended September 30, 2017.

Concentration of Suppliers

For the three month and nine-month periods ending September 30, 2018, no supplier represented more than 10% of purchases. For the three and nine-month period ending September 30, 2017, AVK represented approximately 12.5% and 21.8% of purchases. On September 30, 2018, AVK represented approximately 12.2% of accounts payable. On December 31, 2017, AVK represented approximately 17% of accounts payable.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our unaudited condensed consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2018, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of September 30, 2018 and December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of September 30, 2018 and December 31, 2017.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method, which means the historical periods are presented under the previous revenue standards with the cumulative net income effect being adjusted through retained earnings. The adoption of ASC 606 did not have a material effect on our unaudited condensed consolidated financial statements.

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

Revenue is recognized when control transfers to our customers via shipment of products or delivery of services. Shipping and handling costs are considered fulfillment activities and as such are not accounted for as separate performance obligations. We measure revenue as the amount of consideration we expect to be entitled to receive in exchange for those goods or services, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good or serve is transferred and payment is received within one year.

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

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company did not record any deferred revenue as of September 30, 2018 or December 31, 2017.

Redeemable Non-controlling Interest

Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the unaudited condensed consolidated balance sheets.

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, PMAL entered into the Credit Agreement with Summit pursuant to which Summit made the Summit Loans to PMAL: (1) Summit Term Loan A and (2) Summit Term Loan B. In addition, in consideration for Summit making the Loans, PMAL issued to the SBN the SBN Membership Interests. The SBN Membership Interests represented 25% ownership of PMAL. Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018.

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On August 31, 2018, the operating agreement for PMAL was amended to provide that on the earlier of November 30, 2021 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value.

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-Controlling interest. The redeemable non-controlling interest was reduced for the reduction in membership interests during the quarter. In connection with the refinancing on August 31, 2018 (see note 8) and the respective reduction from 25% to 20% noted above, the Company recognized a loss on the extinguishment of approximately $255,556 related to the unamortized debt discount with the Summit Loans, which was offset by approximately $185,834 of a gain associated with the reduction from the adjustment to the redeemable non-controlling interest, resulting in a net $69,722 loss on debt extinguishment recorded in other income on the accompanying unaudited condensed consolidated statements of income. SBN’s pro-rata net income allocation was made at a rate of 25% through August 31, 2018 and 20% commencing September 30, 2018 in accordance with the reduction in membership interests.

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

The following summarizes the purchase price allocation:

Purchase Price	9,600,000

Accounts Receivable	681,251
Inventory	693,603
Other current assets	23,053
Machinery & Equipment	2,747,100
Intangibles – customer list	1,990,000
Real Estate – Building and Land	3,410,000
Total	9,545,007
Goodwill	54,993

Acquisition costs were approximately $170,000, which are included in general and administrative expenses in 2017.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended September 30, 2017 as if the acquisition had occurred on January 1, 2017.

	Nine Months Ended	Three Months Ended
Pro Forma	September 30, 2017	September 30, 2017
Net Sales	24,720,668	8,800,469
Operating expenses	3,185,437	963,040
Income before taxes	(233,091)	3,951,573
Net income	(233,091)	3,950,842

The Company’s unaudited condensed consolidated financial statements for the nine months ending September 30, 2018 include the actual results of PMAL since the date of the acquisition, August 17, 2017. The nine months ended September 30, 2017, pro forma results above include nine months of pro forma results for PMAL. For the three and nine months ended September 30, 2018, the PMAL operations had a net income before taxes and interest of $642,455 and $2,828,552, respectively, that was included in the Company’s unaudited Condensed Consolidated Statements of income, which consisted of $7,859,348 and $24,673,494 in revenues, respectively. $170,000 included in the operating expenses relates to the interest on the Summit Loans which were used to finance the acquisition of PMAL on August 17, 2017. Operating expenses also include $24,875 of amortization of intangibles relating to the amortization of the customer list purchased on August 17, 2017 pursuant to the purchase of the Prime Metals' assets.

4. DISCONTINUED OPERATIONS

The financial results of our Aero-Missile business, sold on April 28, 2017, for the nine and three months ended September 30, 2017 are presented as discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of the Aero-Missile business:

	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017
Net Revenue	$5,839,989	$-

Cost of goods sold	4,048,651	-

Gross profit	1,791,338	-

Operating expenses:
General and administrative expenses	443,771	-
Professional and consulting fees	56,796	-
Depreciation and amortization	9,132	-
Total operating expenses	509,699	-

Income before other income (expense)	1,281,639	-

Other expense
Interest expense - net	(299,427)	(16,566)
Other expense	(5,925)	-
Total other expense	(305,352)	-

Income (loss) before provision for income taxes	976,287	(16,566)

Provision for income taxes	-	-

Net income (loss) from discontinued operations	976,287	(16,566)

5. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. The useful life of the building is estimated to be 30 years. The useful life of the machinery and equipment is estimated to range from 3 to 10 years. Depreciation expense was $414,886 and $93,475 for the nine months ended September 30, 2018 and 2017 and $208,724 and $85,937 for the three months ended September 30, 2018 and 2017.

	September 30, 2018	December 31, 2017

Land, buildings and improvements	$3,419,779	$3,410,000
Equipment	3,344,584	3,030,635
Total	6,764,363	6,440,635
Less accumulated depreciation	(613,815)	(198,929)
Net property, land and equipment	$6,150,548	$6,241,706

As described in Note 1, the Company has $6,180,774 in notes secured against the property, land and equipment.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable	$3,430,483	$1,763,213
Interest	33,415	115,445
Salaries and Bonus	986,077	673,088
Utilities	53,427	15,000
Professional fees	21,000	46,000
Closing costs	80,000	-
Rent	10,265	12,191
	$4,614,667	$2,624,937

7. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of September 30, 2018, the value, net of amortization, of the customer list was $1,757,833.

Amortization expense for the years ended December 31, 2018 through 2022 will be $199,000 per year. The Company will continue to expense $199,000 annually until 2027. For the three and nine months ended September 30, 2018, $49,750 and $149,250 was amortized.

8. LONG-TERM DEBT AND LINE OF CREDIT

Summit Bridge Loans

On August, 17, 2017 (the “Effective Date”), PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into the Credit Agreement with Summit pursuant to which made the Summit Loans to PMAL: (1) Summit Term Loan A and (2) Summit Term Loan B. In addition, in consideration for Summit making the Loans, PMAL issued to SBN, the SBN Membership Interests.

Summit Term Loan A accrued each month at either 17.5% interest per annum (with 12.5% payable monthly and 5.0% accruing to the outstanding balance of Term Loan A, payable at maturity) or 17.0% interest per annum, payable monthly. Summit Term Loan A had a Maturity date of August 17, 2020. Summit Term Loan A was secured against all of the assets of PMAL.

Summit Term Loan B accrued each month at either 17.5% interest per annum (with 14.0% payable monthly and 3.5% accruing to the outstanding balance of Term Loan B, payable at maturity) or 17.0% interest per annum, payable monthly. Term Loan B had a Maturity date of August 17, 2020. SummitTerm Loan B was secured against all of the assets of PMAL.

The Company guaranteed payment of the Summit Loans pursuant to a Guaranty Agreement made by the Company as of the Effective Date.

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On August 31, 2018, the operating agreement for PMAL was amended to provide that on the earlier of November 30, 2021 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value. The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-Controlling interest. Due to the SBN Membership Interests, Summit is considered a related party of the Company for the purposes of these unaudited condensed consolidated financial statements.

The Credit Agreement also contained customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Credit Agreement. In addition, until all amounts under the Summit Loans were paid in full, PMAL agreed to comply with certain financial covenants that require PMAL to meet pre-established financial ratios. Covenant calculations commenced with the period ending December 31, 2017.

On August 31, 2018 (the “Refinancing Date”), PMAL entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3,435,000 on September 30, 2018 of which the Company had drawn $1,375,302.

On August 31, 2018, pursuant to the Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans. Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018. In connection with the refinancing on August 31, 2018 and the respective reduction from 25% to 20% noted above, the Company recognized a loss on the extinguishment of approximately $255,556 related to the unamortized debt discount with the Summit Loans, which was offset by approximately $185,834 of a gain associated with the reduction from the adjustment to the redeemable non-controlling interest, resulting in a net $69,722 loss on debt extinguishment recorded in other income on the accompanying unaudited condensed consolidated statements of income. SBN’s pro-rata net income allocation was made at a rate of 25% through August 31, 2018 and 20% commencing September 30, 2018 in accordance with the reduction in membership interests.

The following table shows the value of the non-controlling interests (“NCI”):

Value of NCI at January 1, 2018	$453,377
PMAL Income from January 1, 2018 to September 30, 2018 attributable to NCI	453,215
Reduction in NCI on September 30, 2018	(185,834)
Value of NCI at September 30, 2018	720,758

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 5.33% at September 30, 2018. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 6.33% at September 30, 2018.

The outstanding principal amount of any borrowings under the Berkshire Revolving Loan will be due and payable on August 21, 2021, subject to an earlier maturity date upon an event of default (the “Revolving Credit Maturity Date”). Berkshire Term Loan A has a maturity date the earlier of (i) August 31, 2023 or (ii) the Revolving Credit Maturity Date. Berkshire Term Loan B has a maturity date the earlier of (i) August 31, 2023 or (ii) the Revolving Credit Maturity Date. The principal balance of Berkshire Term Loan A shall be paid in equal monthly installments of $41,667 commencing on October 1, 2018. Any unpaid principal and interest shall be due on the maturity date. The principal balance of Berkshire Term Loan B shall be paid in equal monthly installments of $8,334 commencing on October 1, 2018. Any unpaid principal and interest shall be due on the maturity date.

The Loan and Security Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

The Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement. Under the cash flow coverage covenant, commencing with the fiscal quarter ending September 30, 2018, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, commencing with the fiscal quarter ending December 31, 2018, PMAL shall maintain a tangible net worth of no less than $3.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of September 30, 2018, PMAL was in compliance with the covenants contained within the Loan and Security Agreement.

The obligations of PMAL under the Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the Loan and Security Agreement, and has pledged its equity in PMAL.

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

Capital Leases

The below chart shows our obligations under current capital leases:

September 30, 2018
Obligations under capital leases	$167,310
Less: current portion	42,902
Long-term portion	$124,408

Future minimum repayments

The table below presents the future minimum repayments of capital lease obligations for the Company as of September 30, 2018

Years ending December 31,	Capital lease obligations
2018 (remaining three months)	$10,518
2019	43,434
2020	45,634
2021	46,618
2022	21,106
Total	$167,310

The table below represents the future minimum repayments of the Berkshire Terms Loan A and Berkshire Term Loan B as of September 30, 2018.

Years ending December 31,	Term Loans Minimum Amortization
2018 (remaining three months)	$150,000
2019	600,000
2020	600,000
2021	3,650,000
Total	$5,000,000

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

The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Wachter in 2018. The Company will issue 7,500 shares pursuant to the Executive Bonus Plan to Mr. Golden in 2018, valued at $600,000, which has been accrued for as of September 30, 2018. In addition, the Company anticipates issuing 625 shares to both Mr. Lamb and Mr. Garruto at the conclusion of their first year of service on the Board of Directors in November 2018 pursuant to their independent director agreements.

10. SEGMENT RESULTS

The Company manages its operations in two business segments which are defined as follows:

•

The Company’s Creative Assembly (“CAS”) subsidiary, which includes all distribution of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

•	The Company’s PMAL subsidiary (“PMAL”), which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the nine months ended September 30, 2018 is as follows:

	CAS	PMAL
Net Revenue	$8,312,577	$24,673,494

Cost of goods sold	6,547,851	20,195,956

Gross profit	1,764,726	4,477,538

Operating expenses:
General and administrative expenses	1,271,145	1,577,183
Professional and consulting fees	54,427	154,251
Total operating expenses	1,325,572	1,731,434

Income before other income (expense)	439,154	2,746,104

Below is the Segment reconciliation to total net income

Income from segments above	3,185,258

Non-allocated expenses

Interest expense - net	(1,036,934)
General and administrative expenses	(373,664)

Other income	84,882
Total	(1,325,716)

Income from continuing operations before provision for income taxes	$1,859,542

Segment information for the three months ended September 30, 2018 is as follows:

	CAS	PMAL
Net Revenue	$3,113,042	$7,859,348

Cost of goods sold	2,447,111	6,405,241

Gross profit	665,931	1,454,107

Operating expenses:
General and administrative expenses	420,522	558,271
Professional and consulting fees	13,750	49,667
Total operating expenses	434,272	607,938

Income before other income (expense)	231,659	846,169

Below is the Segment reconciliation to total net income

Income from segments above	1,077,828

Non-allocated expenses

Interest expense - net	(308,009)
General and administrative expenses	(114,369)

Other income	(203,714)
Total	(626,092)

Income from continuing operations before provision for income taxes	$451,736

Segment information for the nine months ended September 30, 2017 is as follows:

	CAS	PMAL
Net Revenue	$6,548,474	$3,393,558

Cost of goods sold	5,172,578	2,716,767

Gross profit	1,375,896	676,791

Operating expenses:
General and administrative expenses	1,427,231	102,159
Professional and consulting fees	266,352	269,115
Total operating expenses	1,693,583	371,274

Income before other income (expense)	(317,687)	305,517

Below is the Segment reconciliation to total net income

(Loss) income from segments above	(12,170)

Non-allocated expenses
Interest expense - net	(466,530)
Change in fair value put option	(213,000)
Gain on sale	3,409,184
Other income (expense)	53
Total other income (expense)	2,729,707

Income from continuing operations before	2,717,537
provision for income taxes

Segment information for the three months ended September 30, 2017 is as follows:

	CAS	PMAL
Net Revenue	$2,415,169	$3,393,558

Cost of goods sold	1,880,153	2,716,767

Gross profit	535,016	676,791

Operating expenses:
General and administrative expenses	455,413	102,159
Professional and consulting fees	62,241	269,115
Total operating expenses	517,654	371,274

Income before other income (expense)	17,362	305,517

Below is the Segment reconciliation to total net income

Income from segments above	322,879

Non-allocated expenses

Interest expense - net	(203,158)
General and administrative expenses	-

Other income	3,818
Total	(199,340)

Income from continuing operations before provision for income taxes	$123,539

Segment asset information for the Company is as follows:

	September 30, 2018	December 31, 2017
PMAL assets	13,963,174	12,356,392
CAS assets	4,013,350	2,698,882
Corporate Assets	741,956	1,194,987
Total assets	18,718,480	16,250,261

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Deferred tax assets and liabilities are classified as a net amount in the non-current portion of the unaudited condensed consolidated balance sheet. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

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

At December 31, 2017, the Company recorded provisional amounts for the impact of re-measurement on its deferred taxes related to Tax Reform as set forth under SAB No. 118 guidance. Through September 30, 2018, no adjustments were made to the provisional amounts. Management will continue to analyze these provisional amounts, which are still subject to change during the allowable measurement period.

The Company utilized previously reserved for federal deferred tax assets, resulting in nil to no federal tax expense for the respective periods. There were no liabilities for uncertain tax positions at September 30, 2018 and December 31, 2017.

Tax information for the three-months ended September 30, 2018 and 2017 is as follows:

	For the three months ended September 30,
	2018	2017

Current income tax
Federal	$-	$-
State	(27,806)	-
City	-	-
Total Current income tax	(27,806)	-

Deferred income tax
Federal	-	-
State	-	-
City	-	-
Total deferred income tax	-	-

Total income tax	$(27,806)	$-

Tax information for the nine-months ended September 30, 2018 and 2017 is as follows:

	For the nine months ended September 30,
	2018	2017
Current income tax
Federal	$-	$-
State	103,751	731
City	-	-
Total Current income tax	103,751	731

Deferred income tax
Federal	-	-
State	-	-
City	-	-
Total deferred income tax	-	-

Total income tax	$103,751	$731

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

The unaudited condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2018 may not be indicative of the results for the entire year.

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

At September 30, 2018, Ametek, Remelt Sources, Inc., and PACCAR receivables were 25.1%, 14.6% and 12.4% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloy Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge receivables were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

For the nine-month period ending September 30, 2018, Remelt Sources, Inc., Ametek, AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 18.2%, 16.1%, 15.6%, 14.0% and 12.5% of sales, respectively. For the three-month period ending September 30, 2018, Ametek, Remelt Sources, Inc., PACCAR, AMG-Vanadium and Universal Stainless & Alloy Products accounted for 18.3%, 15.6%, 14.6%, 14.1% and 11.0% of sales, respectively. For the three-month and nine-month period ending September 30, 2017, PACCAR accounted for 16.6% and 31.2% of sales. AMG-Vanadium accounted for 11% of sales for the three months and nine months ended September 30, 2017.

For the three month and nine-month periods ending September 30, 2018, no supplier represented more than 10% of purchases. For the three-month and nine-month period ending September 30, 2017, AVK represented approximately 12.5% and 21.8% of purchases. On September 30, 2018, AVK represented approximately 12.2% of accounts payable. On December 31, 2017, AVK represented approximately 17% of accounts payable.

Results from Operations for nine months ending September 30, 2018 vs September 30, 2017

The Company’s revenues increased approximately 232% or $23,044,039 for nine months ended September 30, 2018 to $32,986,071 from $9,942,032 in the comparable period last year. The primary driver of the increase in sales was the acquisition of the assets of PMAL. PMAL is our sole manufacturing subsidiary and had $24,673,494 in revenue for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, sales increased by 26.9% for the Company’s distribution subsidiary. Our distribution subsidiary was up approximately $1,764,103 in revenue year to date, versus 2017 year to date due to the pick-up in customer activity.

The Company’s gross profit increased approximately 204% or $4,189,577 for the nine months ended September 30, 2018 to $6,242,264 from $2,052,687 in the comparable period last year primarily due to the acquisition of PMAL. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit. In addition, a decrease in volumes does not necessarily mean our warehouse staffing levels can adjust in a linear fashion to offset the decrease in volumes. For the nine months ended September 30, 2018, gross profit at our distribution subsidiary increased by $388,830 or approximately 28.3% versus 2017 year to date. At our manufacturing subsidiary, our gross profit contribution accounted for approximately 71.7% of the Company’s total gross profit and has a margin of approximately 18.1%.

The Company’s total operating expenses increased 66.1% or $1,365,813 for the nine months September 30, 2018 to $3,430,670 from $2,064,857 in the comparable period last year. This is a result of the acquisition of PMAL.

In the quarter ending June 30, 2017, the Company recorded on a gain of $3,409,184 for the sale of the assets of Aero-Missile.

The Company’s accounts receivable have increased by $1,960,537 to $4,786,383 at September 30, 2018 from $2,825,846 at December 31, 2017; this difference is due to mainly to an increase in sales and extending terms to larger customers. The Company’s inventory increased by $1,544,974 from December 31, 2017 to September 30, 2018. The Company expects to see a continued trend of increasing inventory levels to support the Company’s growth plans in both subsidiaries.

Results from Operations for three months ending September 30, 2018 vs September 30, 2017

The Company’s revenues increased approximately 88.9% or $5,163,663 for three months ended September 30, 2018 to $10,972,390 from $5,808,727 in the comparable period last year. The primary driver of the increase in sales was the acquisition of the assets of PMAL. PMAL had $7,859,348 in revenue for the three months ended September 30, 2018. For the three months ended September 30, 2018, sales increased by 28.9% for the Company’s distribution subsidiary versus the three months ended September 30, 2017 from $2,415,169 to $3,113,042.

The Company’s total operating expenses increased 29.6% or $264,372 for the three months September 30, 2018 to $1,156,579 from $892,207 in the comparable period last year. This is a result of the acquisition of PMAL.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at September 30, 2018 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

The Company may add additional personnel and procedures, which we believe will remedy these weaknesses in disclosure controls and procedures in future periods. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described above will be timely remediated or not result in errors in our consolidated financial statements in future periods.

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

AMERINAC HOLDING CORP.

Dated: November 14, 2018	By:	/s/ John Wachter
John Wachter
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

