Form 10-K
period 2018-12-31
Amerinac Holding Corp.
filed 2019-03-26
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second quarter ending June 30, 2018 was $11,023,670.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as the latest practicable date: as of March 18, 2019: 313,636.

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

On January 16, 2015, Precision Group Holding, LLC (“PGH” or “Holdings”) and Capital Partners III L.P (“C3”) refinanced the outstanding debt of the Company and purchased approximately 31,116 newly issued shares of restricted Common Stock of the Company and C3 was granted 3,200 shares of restricted common stock of the Company, collectively representing approximately 86.22% of the outstanding shares of Common Stock of the Company. On June 6, 2016, the shareholders of the Company approved a resolution to increase authorized shares of Common Stock from 100,000,000 shares to 800,000,000 so as to be able to issue the additional shares of Common Stock to PGH and C3. Also on June 6, 2016, the shareholders of the Company approved a resolution to deauthorize its Preferred A, B, and C stock. Effective June 30, 2016, the Company issued 174,028 and 85,096 shares of restricted common stock to PGH and C3, respectively, resulting in the collective ownership of 98.1%. On October 18, 2016, the Company completed a 1-for-2500 reverse stock split. No fractional shares were issued. Shareholders received $0.02 in consideration for each “pre-split” share of a fractional share. On November 22, 2016, the shareholders of the Company approved a resolution to decrease the number of authorized shares of common stock from 800,000,000, par value $0.001 per share to 1,500,000, par value $0.001 per share.

In the first quarter of 2016, Precision’s wholly owned subsidiary, Freundlich, was merged into Aero-Missile Components, Inc. (“Aero-Missile”) and Precision’s wholly owned subsidiary, Tiger-Tight Corp. (“Tiger-Tight”) was merged into Creative Assembly Systems, Inc. (“Creative Assembly” or “CAS”).

On April 28, 2017, the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Aero-Missile Asset Purchase Agreement”) with Apollo Aerospace LLC (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile. The purchase price was subject to a working capital adjustment and $1.0 million being held in escrow (of which $500,000 was received in April 2018 and $500,000 was received in November 2018) to secure the indemnification obligations of the Company and Aero-Missile. During the third quarter of 2017, it was determined that $22,500 was owed by the Company to Apollo, under the terms of the working capital adjustment. Pursuant to the Aero-Missile Asset Purchase Agreement, the Company and Aero-Missile were required to change their corporate names. On May 1, Aero-Missile changed its name to “PolyAero Inc.” and on June 28, 2017, the Company changed its name to “Amerinac Holding Corp.”

Simultaneous with the sale of Asset Sale, the Company repaid all amounts owing to C3. The total amount repaid was $4 million plus accrued interest of $42,389. In addition, the Company purchased the 96,697 shares of common stock of the Company owned by C3 for an aggregate purchase price of $900,000 that was mutually agreed to by the Company and C3.

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

On August 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made Loans to PMAL: (1) a Term Loan in the amount of $4,500,000 (“Summit Term Loan A”) and (2) a Term Loan in the amount of $3,500,000 (“Summit Term Loan B”) (collectively, the “Summit Loans”). In addition, in consideration for Summit making the Summit Loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL (the “SBN Membership Interests”).

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

Effective May 8, 2018, PGH made a pro-rata, in-kind distribution of 196,743 Shares of common stock of the Company to its members for no consideration and ceased to be a shareholder of the Company.

On August 31, 2018 (the “Refinancing Date”), PMAL entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $2.3 million on December 31, 2018 of which the Company had drawn $1,092,058.

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

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly and its majority-owned subsidiary, PMAL. Until April 28, 2017, the Company’s operations were also carried out through its wholly-owned distribution subsidiary, Aero-Missile. Creative Assembly is a value-added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Creative Assembly’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their industrial applications. Aero-Missile had stocking distributor relationships with a number of United States fastener manufacturers. Aero-Missile predominantly sold to all levels of the aviation industry original equipment manufacturers, maintenance and repair organizations, and other distributors, as well as to the United States Department of Defense.

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

Suppliers

No supplier represented more than 10% of product distributed for the year ending December 31, 2018. AVK represented approximately 14.3% of product distributed for the year ending December 31, 2017. Amounts owing to AVK outstanding at December 31, 2018 and 2017 represented 11.8% and 17% of accounts payable, respectively. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

Customers

At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloys Products receivables were 20.9%, 15.0%, 14% and 13% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloys Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

For the year ending December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, Ametek and Universal Stainless & Alloys Products accounted for 17.6%, 16.2%, 14.0%, 13.8% and 12.4% of sales, respectively. For the year ending December 31, 2017, PACCAR, AMG-Vanadium and Remelt Sources, Inc. accounted for 22.8%, 14.7% and 13.2% of sales, respectively.

Employees

As of December 31, 2018, the Company had 79 employees, of whom 2 were part-time. We believe our employee relations are very good.

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

If the number of record holders of our common stock stays below 300, we may choose to terminate registration of our common stock and suspend our SEC reporting obligations limiting the ability of stockholders to sell their securities in the secondary market.

As of December 31, 2018, we have only 57 record holders of our common stock. We may choose to file a Form 15 with the SEC, which would suspend our SEC reporting obligations until the number of record holders of our common stock exceeded 300. Suspending our reporting obligations could adversely affect the liquidity and price of our common stock.

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

In 2019, the Company anticipates engaging an outside consultant to properly test the Company’s internal controls and provide a report to help the Company outlining the steps necessary for the Company to have effective internal controls. The Company has proactively begun taking steps to improve internal controls and governance, including but not limited to separation of certain financial reporting duties.

ITEM 2. PROPERTIES

Our principal executive office and distribution center for Creative Assembly is located at 5936 State Route 159 Chillicothe, Ohio. The space is leased by the Company for approximately $6,417 per month until September 2022. The principal manufacturing center for PMAL is located at 101 Innovation Drive, Homer City, Pennsylvania. The Homer City facility is owned by PMAL. Our Texas facility is leased under an operating lease that is less than three years in duration. In total, the Company occupies three (3) locations ranging in size throughout the United States for use as warehouse space. All of the space we currently occupy is sufficient for our present and anticipated needs. Management expects no material change in lease expenses through 2019.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR AMERINAC HOLDING CORP.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock currently trades on the OTC:BB and OTC:Pink under the trading symbol “PAOS”.

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2017 as reported on the web site Nasdaq.com. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	PRICES
	HIGH	LOW
2017
First Quarter	$50.00	$50.00
Second Quarter	$90.00	$25.00
Third Quarter	$57.50	$57.50
Fourth Quarter	$57.50	$57.50

2018
First Quarter	$57.50	$57.50
Second Quarter	$57.50	$57.50
Third Quarter	$57.50	$57.50
Fourth Quarter	$57.50	$57.50

As of December 31, 2018, the Company was authorized to issue 1,500,000 shares of common stock with a $0.001 par value. As of December 31, 2018, there were 57 holders of record of the Company’s common stock and 313,636 shares issued and outstanding.

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

Liquidity and Capital Resources

In 2018, the Company had $1,451,253 of operating cash flow, versus $635,492 of negative operating cash flow in 2017. Purchases of property and equipment decreased from $296,600 in 2017 to $264,380 in 2018. The Company’s net cash flow (used in) provided by financing activity was ($2,174,988) in 2018 versus 1,297,099 in 2017, which is primarily the result of the repayment of the Summit Loans. The Working Capital of the Company was $4,948,521 for 2018 and $4,853,998 for 2017.

Management believes that the company has appropriate liquidity to continue operations for at least twelve months from the date of this report.

Securities Purchase Agreement

On January 15, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with C3, pursuant to which the Company authorized the issuance and sale to C3 of (1) a Senior Secured Note issued by the Company in the amount of $5,500,000 (“Note A”), (2) a Subordinated Secured Note issued by the Company in the amount of $3,500,000 (“Note B”), and (3) 3,200 shares of unregistered Common Stock for a loan from C3. In addition, in partial consideration for providing the two loans the Company issued 20,730 shares of unregistered Common Stock to C3 at the Second Closing that, together with the initial issuance of 3,200 shares, caused C3 to have received 8% of the total Common Stock of the Company after the Second Closing (collectively, the “Granted Equity”). In addition, the Company issued C3 shares of unregistered Common Stock pursuant to the Stock Purchase Agreement (the “Purchased Equity”). The issuance and sale of the Granted Equity was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were utilized to pay down the loan from a prior lender.

Note A accrued at 11% interest per annum, with 10% payable monthly and 1% accruing to the outstanding balance of Note A, payable at maturity. Note A had a Maturity Date of January 16, 2020. Note A carried with it industry standard prepayment penalties. Note A was secured against all of the assets of the Company and its Subsidiaries. Note A was repaid in full on April 28, 2017, with the proceeds of the Aero-Missile sale.

Note B accrued at 14% interest per annum. Note B had a Maturity Date of January 16, 2020. Note B carried with it industry standard prepayment penalties. Note B was secured against all of the assets of the Company. Note B was repaid in full on April 28, 2017, with the proceeds of the Aero-Missile sale.

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

Summit Term Loan A accrued each month at either 17.5% interest per annum (with 12.5% payable monthly and 5.0% accruing to the outstanding balance of Summit Term Loan A, payable at maturity) or 17.0% interest per annum, payable monthly. The Company paid a total of $516,375 in interest on Summit Term Loan A for the year ended December 31, 2018. Summit Term Loan A had a Maturity date of August 17, 2020. Any prepayments of principal during the period from the PMAL Purchase Date through the day before the one year anniversary of the PMAL Purchase Date were subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the PMAL Purchase Date with the exception that such fee would not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Summit Term Loan A would have begun amortizing on the thirteenth (13) month following the PMAL Purchase Date. Summit Term Loan A was secured against all of the assets of PMAL.

Summit Term Loan B accrued each month at either 17.5% interest per annum (with 14.0% payable monthly and 3.5% accruing to the outstanding balance of Summit Term Loan B, payable at maturity) or 17.0% interest per annum, payable monthly. The Company paid a total of $367,614 in interest on Summit Term Loan B for the year ended December 31, 2018. Summit Term Loan B had a Maturity date of August 17, 2020. Any prepayments of principal during the period from the Effective Date through the day before the one year anniversary of the PMAL Purchase Date were subject to a fee payable to Summit equal to the interest that would have accrued on the principal amount prepaid from the date of such prepayment through the day before the one year anniversary of the PMAL Purchase Date with the exception that such fee would not be chargeable to PMAL if the specific prepayment resulted solely from the operating cash flow of PMAL. Summit Term Loan B began amortizing on the second month following the PMAL Purchase Date pursuant to an amendment executed on August 31, 2017 by Summit and PMAL. Summit Term Loan B was secured against all of the assets of PMAL.

The Company guaranteed payment of Summit Term Loan A and Summit Term Loan B pursuant to a Guaranty Agreement made by the Company as of the PMAL Purchase Date.

PMAL has granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On August 31, 2018, the operating agreement for PMAL was amended to provide that on the earlier of November 30, 2021 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On the August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value. The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-controlling Interest. Due to the SBN Membership Interests, Summit is considered a related party by the Company.

The Summit Credit Agreement also contained customary covenants, representations and warranties of the parties, including, among others (1) the grant by PMAL to Summit of a security interest on all of the assets of PMAL, (2) a pledge with respect to the equity interests in PMAL owned by the Company, and (3) an unconditional and irrevocable guaranty by the Company of the performance by PMAL of the obligations under the Summit Credit Agreement. In addition, until all amounts under Summit Term Loan A and Summit Term Loan B were paid in full, PMAL agreed to comply with certain financial covenants that required PMAL to meet pre-established financial ratios.

Berkshire Loans

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

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 5.59% at December 31, 2018. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 6.59% at December 31, 2018. The Company paid a total of $30,618 in interest on the Berkshire Revolving Loan during the year ended December 31, 2018. The Company paid a total of $76,213 in interest on the Berkshire Term Loan A during the year ended December 31, 2018. The Company paid a total of $32,982 in interest on the Berkshire Term Loan B during the year ended December 31, 2018.

The outstanding principal amount of any borrowings under the Berkshire Revolving Loan will be due and payable on August 21, 2021, subject to an earlier maturity date upon an event of default (the “Berkshire Revolving Credit Maturity Date”). Berkshire Term Loan A has a maturity date the earlier of (i) August 31, 2023 or (ii) the Berkshire Revolving Credit Maturity Date. Berkshire Term Loan B has a maturity date the earlier of (i) August 31, 2023 or (ii) the Berkshire Revolving Credit Maturity Date. The principal balance of Berkshire Term Loan A shall be paid in equal monthly installments of $41,667 commencing on October 1, 2018. Any unpaid principal and interest shall be due on the maturity date. The principal balance of Berkshire Term Loan B shall be paid in equal monthly installments of $8,334 commencing on October 1, 2018. Any unpaid principal and interest shall be due on the maturity date.

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

The Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth require covenant. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $3.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of December 31, 2018, PMAL was in compliance with both of these covenants.

The obligations of PMAL under the Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the Loan and Security Agreement, and has pledged its equity in PMAL.

Results of Operations

During 2018, the CAS sales compared to 2017 sales were up approximately 34.9%. The main driver of sales has been related to the growth in our heavy truck market.

The Company’s aggregate sales increased by 134% in 2018 over 2017 due to the acquisition of Prime Metals in the middle of 2017. PMAL sales were $31,452,408 for 2018. PMAL sales were $9,725,660 from August 17, 2017 to December 31, 2017.

In 2018, the Company experienced normal lead times for product deliveries. While the Company believes that its supply chain will continue to operate without major interruption, the Company’s management periodically assesses each supplier.

Gross profit margins, were 17.9% and 19.3% for 2018 and 2017, respectively. Operating expenses in 2018 increased by 35.0% compared to 2017. The primary reason for the increase in operating expenses was due to the acquisition of Prime Metals in the middle of 2017. In 2018, PMAL operating expenses were $2,376,301 and Creative Assembly operating expenses were $1,688,634. In 2017, PMAL operating expenses were $991,659 and Creative Assembly operating expenses were $2,396,178. The PMAL operating expenses increased in 2018 over 2017 because the Company owned and operated for an entire 12-month period during 2018. The Creative Assembly operating expenses decreased in 2018 because of decreased general and administrative costs as Creative Assembly was able to share some costs with PMAL during 2018.

Interest cost was up 35.8% in 2018 compared to 2017, as a result of the high interest rate of Summit Term Loan A and Summit Term Loan B. Interest expense in 2018 and 2017 was $1,176,469 and $866,361, respectively.

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

The following are the Company’s critical accounting policies:

•

Inventory - For the Company’s distribution subsidiary (Creative Assembly), inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. For the Company’s manufacturing subsidiary (PMAL) inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well as other market conditions and events.

•

Sales and Accounts Receivable Allowances - allowance for sales returns and allowance for doubtful accounts - In determining the adequacy of the allowances for sales returns and doubtful accounts, the Company considers a number of factors including the history of sales to each customer, any items returned by customer, aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

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

•

Reedemable non-controlling interest - Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the consolidated balance sheets. The Company accounted for the put right granted to SBN as a redeemable non-controlling interest in accordance with ASC 480-10-55-59. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholder’s equity as Redeemable Non-Controlling Interest for the year ending December 31, 2018. The C3 put liability, which was cancelled as part of the Company’s repurchase of C3’s equity in 2017, was carried on the balance sheet at the fair value of the put option. The fair value was determined based on a Level 3 fair market value approach in accordance with FASB’s “ASC 820 – Fair Value Measurements.” The technique used was a multiple of earnings before interest, taxes, depreciation and amortization. The Company subtracted the total outstanding debt and added back the available cash to arrive at the fair value of the put option.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Amerinac Holding Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amerinac Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP FRIEDMAN LLP

We have served as the Company’s auditor since 2009.

March 26, 2019

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$360,283	$348,398
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of December 31, 2018 and 2017.)	3,801,166	2,825,846
Inventories (net of reserve for obsolesence of $151,009 and $338,260 as of December 31, 2018 and 2017, respectively)	5,580,942	3,483,809
Escrow receivable	-	1,000,000
Other current assets	230,985	336,509

Total current assets	9,973,376	7,994,562

Property, land and equipment - net	6,125,183	6,241,706

Other assets:
Customer lists - net of amortization	1,708,084	1,907,083
Deferred tax asset	358,686	-
Goodwill	54,993	54,993
Other	51,917	51,917
Total other assets	2,173,680	2,013,993

Total	$18,272,239	$16,250,261

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$1,092,058	$-
Accounts payable and accrued expenses	3,275,011	2,624,937
Notes payable - short term - related party	-	515,627
Note payable - short term	600,000	-
Capital leases payable - short term	43,435	-
Income taxes payable	14,351	-

Total current liabilities	5,024,855	3,140,564

Long-term liabilities:
Notes payable - related party	-	7,026,130
Notes payable, net	4,069,990	-
Capital leases payable	113,358	-

Total long-term liabilities	4,183,348	7,026,130

Total liabilities	9,208,203	10,166,694

Commitments and contingencies

Redeemable non-controlling interest	757,778	453,377

Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 313,636 and 297,386 issued and outstanding at December 31, 2018 and 2017, respectively.	313	297
Additional paid-in capital	16,383,599	15,733,615
Accumulated deficit	(8,077,654)	(10,103,722)

Total stockholders' equity	8,306,258	5,630,190

Total liabilities and stockholders' equity	$18,272,239	$16,250,261

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS
	ENDED DECEMBER 31,
	2018	2017

Net revenue	$43,154,422	$18,372,663

Cost of goods sold	35,409,954	14,821,653

Gross profit	7,744,468	3,551,010

Operating expenses:
General and administrative expenses	4,082,130	2,594,391
Professional and consulting fees	395,067	721,446
Total operating expenses	4,477,197	3,315,837

Income before other (expense) income	3,267,271	235,173

Other (expense) income:
Interest	(1,176,469)	(866,361)
Change in fair value of put option	-	(213,000)
Gain on sale	-	2,974,584
Other income	82,712	26,391
Total other (expense) income	(1,093,757)	1,921,614

Income from continuing operations before
provision for income taxes	2,173,514	2,156,787

Income tax benefit (expense)	342,789	(731)

Income before discontinued operations	2,516,303	2,156,056

Income from discontinued operations, net	-	984,717

Net income	2,516,303	3,140,773

Non-controlling interest share of net income
from continuing operations	490,235	53,377

Net income attributable to Amerinac Holding
Corp. shareholders	$2,026,068	$3,087,396

Basic and diluted earnings per share applicable to common stockholders:
Continuing operations	6.81	7.53
Discontinued operations	-	3.53
Earnings per share	6.81	11.05
Weighted average shares outstanding:
Basic and diluted	297,431	279,298

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,516,303	$3,140,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	758,496	285,489
Amortization of deferred financing fees	117,922	301,901
Gain on sale	-	(2,974,584)
Stock compensation	50,000	12,567
Increase in deferred taxes	(358,686)	-
Income from discontinued operations	-	984,717
Change in fair value put option	-	213,000
Change in allowance for doubtful accounts	-	34,806
Net loss on debt extinguishment	69,722	-
Inventory writedown and reserve	(187,251)	249,180
Changes in assets and liabilities:
Increase in accounts receivable	(975,320)	(2,140,231)
Increase in inventory	(1,909,882)	(1,935,928)
Decrease (increase) in other current assets	105,524	(255,224)
Increase in other assets	-	(45,119)
Increase in income taxes payable	14,351	(22,100)
Decrease in shareholder put option	-	(687,000)
Increase in accounts payable and accrued expenses	1,250,074	1,607,974
Net cash provided by (used in) operating activities of continuing operations	1,451,253	(1,229,779)
Net cash provided by operating activities of discontinued operations	-	594,287
Net cash provided by (used in) operating activities	1,451,253	(635,492)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale, net of escrow	-	9,500,000
Acquisition of business	-	(9,600,000)
Proceeds from escrow receivable from sale	1,000,000	-
Purchase of property and equipment	(264,380)	(296,600)
Net cash provided by (used in) investing activities	735,620	(396,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on line of credit	1,092,058	(5,339,199)
Net proceeds (payments) on notes payable	4,640,955	(4,000,000)
Payments on capital leases	(21,800)	-
Net (payments) proceeds on notes payable - related party	(7,886,201)	7,886,201
Proceeds from issuance of stock, net	-	3,650,097
Purchase of treasury stock	-	(900,000)
Net cash (used in) provided by financing activities	(2,174,988)	1,297,099

INCREASE IN CASH	11,885	265,007

CASH - BEGINNING OF YEAR	348,398	83,391

CASH - END OF YEAR	$360,283	$348,398

Cash paid during the period for:
Interest	$1,127,087	$733,008
Income taxes	$1,546	$-

Non-cash financing activities:
Stock issued for payment of debt	$-	$85,600
Acquisition of equipment through capital lease	$178,593	$-
Stock issued for accrued bonus	$600,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, January 1, 2017	298,867	$299	$12,070,996	$(13,191,118)	$(1,119,823)

Net income attributable to Amerinac Holding Corp. shareholders	-	-	-	3,087,396	3,087,396

Stock compensation	3,966	4	12,563	-	12,567

Cancellation of shares	(96,697)	(97)	97	-	-

Issuance of common stock	91,250	91	3,649,959	-	3,650,050

Balance, December 31, 2017	297,386	$297	$15,733,615	$(10,103,722)	$5,630,190

Net income attributable to Amerinac Holding Corp. shareholders	-	-	-	2,026,068	2,026,068

Stock compensation	16,250	16	649,984	-	650,000

Balance, December 31, 2018	313,636	$313	$16,383,599	$(8,077,654)	$8,306,258

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly” or “CAS”) and its majority-owned subsidiary, Prime Metals Acquisition LLC, a Delaware limited liability company (“PMAL”). Until April 28, 2017, the Company’s operations were also carried out through its wholly-owned distribution subsidiary, Aero-Missile Components, Inc. (“Aero-Missile”). Creative Assembly is a value-added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries. Aero-Missile had stocking distributor relationships with a number of United States fastener manufacturers. Aero-Missile predominantly sold to all levels of the aviation industry original equipment manufacturers, maintenance and repair organizations, and other distributors, as well as to the United States Department of Defense.

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

On April 28, 2017, the Company and Aero-Missile entered into an Asset Purchase Agreement (the “Aero-Missile Asset Purchase Agreement”) with Apollo Aerospace LLC (“Apollo”) pursuant to which Aero-Missile sold substantially all of its assets to Apollo and Apollo assumed certain liabilities of Aero-Missile (the “Asset Sale”) for an aggregate purchase price of $10.5 million paid by Apollo to Aero-Missile. The purchase price was subject to a working capital adjustment and $1.0 million being held in escrow (of which $500,000 was received in April 2018 and $500,000 was received in November 2018) to secure the indemnification obligations of the Company and Aero-Missile. During the third quarter of 2017, it was determined that $22,500 was owed by the Company to Apollo, under the terms of the working capital adjustment. Pursuant to the Aero-Missile Asset Purchase Agreement, the Company and Aero-Missile were required to change their corporate names. On May 1, 2017, Aero-Missile changed its name to “PolyAero Inc.” and on June 28, 2017, the Company changed its name to “Amerinac Holding Corp.”

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

All financial results of Aero-Missile are classified as discontinued operations for the purposes of this these consolidated financial statements.

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

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made loans to PMAL: (1) a Term Loan in the amount of $4,500,000 (“Summit Term Loan A”) and (2) a Term Loan in the amount of $3,500,000 (“Summit Term Loan B”) (collectively, the “Summit Loans”). In addition, in consideration for Summit making the loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL (the “SBN Membership Interests”).

The Company guaranteed payment of the Summit Loans pursuant to a Guaranty Agreement made by the Company.

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

On July 17, 2017, the Company completed the closing of a private placement with approximately 17 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors a total of 75,500 shares of restricted common stock (the “Shares”) of the Company at a purchase price of $40.00 per share, and total consideration of $3.02 million.

On September 28, 2017, the Company sold an additional 15,750 Shares at a purchase price of $40.00 per share, and total consideration of $630,000 to 5 Investors.

On August 31, 2018 (the “Refinancing Date”), PMAL entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Berkshire Bank establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $2.3 million on December 31, 2018 of which the Company had drawn $1,092,058.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company accounts have been eliminated. All financial results of Aero-Missile are presented as discontinued operations for purposes of this annual report.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates relate to the useful lives and impairment considerations of long-lived and intangible assets, reserves for inventory and accounts receivable, estimate of the valuation allowance against deferred tax assets, going concern considerations and the valuation of redeemable non-controlling interest.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of December 31, 2018 and 2017, respectively. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. At the end of 2018, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value. As of December 31, 2018 and December 31, 2017, the inventory reserve for Creative Assembly was $68,160 and $194,555, respectively.

For the Company’s manufacturing subsidiary, PMAL, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of December 31, 2018, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand.

For PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well other market conditions and events. As of December 31, 2018 and December 31, 2017, the inventory reserve for PMAL was $82,849 and $143,705, respectively.

The Company’s inventory consists of the following:

	December 31, 2018	December 31, 2017

Raw Materials	$2,133,311	$1,548,531
Finished Goods	3,598,640	2,273,538
Reserves	(151,009)	(338,260)

Total	$5,580,942	$3,483,809

Property, Land and Equipment

Property, land and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Leasehold improvements	5 years **
Furniture and fixtures	7 years
Equipment and other	3-10 years
Building	30 years

_____________

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2018, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2018 and 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2018 and 2017.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method, which means the historical periods are presented under the previous revenue standards with the cumulative net income effect being adjusted through retained earnings. The adoption of ASC 606 did not have a material effect on our consolidated financial statements.

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

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company did not record any deferred revenue as of December 31, 2018 or December 31, 2017.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

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

Stock Based Compensation

The Company accounts for stock-based awards to recipients in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, to be measured and recognized in the consolidated financial statements based on a grant date fair value over the requisite service period.

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

Concentration of Credit Risk

At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloys Products receivables were 20.9%, 15.0%, 14% and 13% of total receivables, respectively. At December 31, 2017, Universal Stainless & Alloys Products, Remelt Sources, Inc., PACCAR, Ametek and Eastham Forge were 17.0%, 15.2%, 13.5%, 10.3% and 10.2% of total receivables, respectively.

For the year ending December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, Ametek and Universal Stainless & Alloys Products accounted for 17.6%, 16.2%, 14.0%, 13.8% and 12.4% of sales, respectively. For the year ending December 31, 2017, PACCAR, AMG-Vanadium and Remelt Sources, Inc. accounted for 22.8%, 14.7% and 13.2% of sales, respectively.

No other customers represented more than 10% of total sales in 2018 or 2017, or outstanding accounts receivable as of December 31, 2018 and 2017.

Concentration of Suppliers

No supplier represented more than 10% of product distributed for the year ending December 31, 2018. AVK represented approximately 14.3% of product distributed for the year ending December 31, 2017. Amounts owing to AVK outstanding at December 31, 2018 and 2017 represented 11.8% and 17% of accounts payable, respectively. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

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

	December 31,
	2018	2017

Net income available to common stockholders used in basic EPS and diluted EPS	$2,026,068	$3,087,396

Weighted average number of common shares used in bnasic EPS	297,431	279,298

Weighted average number of Common shares used in dilutive EPS	297,431	279,298
EPS
Basic	6.81	11.05
Diluted	6.81	11.05

___________

** Weighted average number of common shares and dilutive potential common stock used in diluted EPS (When a company is in a loss situation, all outstanding potentially dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same). There are no dilutive or potentially dilutive shares issued or outstanding as of December 31, 2018 or 2017.

Redeemable Non-Controlling Interest

Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the consolidated balance sheets.

On August 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, PMAL entered into the Credit Agreement with Summit pursuant to which Summit made loans to PMAL: (1) Summit Term Loan A and (2) Summit Term Loan B. In addition, in consideration for Summit making the loans, PMAL issued to the SBN the SBN Membership Interests. The SBN Membership Interests represented 25% ownership of PMAL. Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% as of September 1, 2018.

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

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-Controlling interest. The redeemable non-controlling interest was reduced for the reduction in membership interests during the year. In connection with the refinancing on August 31, 2018 and the respective reduction from 25% to 20% noted above, the Company recognized a loss on the extinguishment of approximately $255,556 related to the unamortized debt discount with the Summit Loans, which was offset by approximately $185,834 of a gain associated with the reduction from the adjustment to the redeemable non-controlling interest, resulting in a net $69,722 loss on debt extinguishment recorded in other income on the accompanying consolidated statements of income. SBN’s pro-rata net income allocation was made at a rate of 25% through August 31, 2018 and 20% commencing September 1, 2018 in accordance with the reduction in membership interests.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has adopted this standard beginning in the year ending December 31, 2017.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has adopted this standard beginning in the year ending December 31, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

There have been no other accounting pronouncements that have been issued but not yet implemented that the Company believes will materially impact the consolidated financial statements.

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

The following summarizes the purchase price allocation:

Purchase Price	$9,600,000

Accounts Receivable	681,251
Inventory	693,603
Other current assets	23,053
Machinery & Equipment	2,747,100
Intangibles – customer list	1,990,000
Real Estate – building and land	3,410,000
Total	9,545,007
Goodwill	54,993

Acquisition costs were approximately $170,000, which are included in general and administrative expenses in 2017. The goodwill and intangibles above are amortizable and deductible for tax purposes.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ending December 31, 2017 as if the acquisition had occurred on January 1, 2017.

Twelve Months Ended
Pro Forma	December 31, 2017
Net Sales	33,203,966
Operating expenses	4,935,058
Loss before taxes	(351,091)
Net loss	(351,822)

The Company’s consolidated financial statements for the year ending December 31, 2017 include the actual results of PMAL since the date of the acquisition on August 17, 2017. The year ended December 31, 2017, pro forma results above include a year of pro forma results for PMAL. For the year ended December 31, 2017, the PMAL operations had a net income before taxes of $213,509 that was included in the Company’s consolidated statement of income, which consisted of approximately $9,695,504 in revenues and $9,481,995 in expenses and interest.

4. DISCONTINUED OPERATIONS

The financial results of our Aero-Missile business, sold on April 28, 2017, for the year ended December 31, 2017 is presented as discontinued operations, net of income taxes on our consolidated statements of income. The following table presents financial results of the Aero-Missile business:

Period Ended April 28,
2017

Net Revenue	$5,752,020

Cost of goods sold	3,960,793

Gross profit	1,791,227

Operating expenses:
General and administrative expenses	444,362
Professional and consulting fees	56,796
Total operating expenses	501,158

Income before other income (expense)	1,290,069

Other income (expense)
Interest expense – net	(299,427)
Other expense	(5,925)
Total other income (expense)	(305,352)

Income before provision for income taxes	984,717

Provision for state income taxes	-

Net Income (loss) of discontinued operations	984,717

5. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. The useful life of the building is estimated to be 30 years. The useful life of the machinery and equipment is estimated to range from 3 to 10 years. Depreciation was $559,496 and $198,344 for the years ending December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017

Land, buildings and improvements	$3,419,779	$3,410,000
Equipment	3,463,829	3,030,635
Total	6,883,608	6,440,635
Less accumulated depreciation	(758,425)	(198,929)
Net property, land and equipment	$6,125,183	$6,241,706

As described in Note 1, the Company has $5,762,048 in notes secured against the property, plant and equipment.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Accounts payable	$3,060,269	$1,763,213
Interest	35,805	115,445
Salaries and bonus	116,930	673,088
Other	62,007	73,191
	$3,275,011	$2,624,937

7. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of December 31, 2018, the value, net of amortization, of the customer list was $1,708,084.

Amortization expense for the years ended December 31, 2018 through 2022 is $199,000 per year. The Company will continue to expense $199,000 annually until 2027. For the years ended December 31, 2018 and 2017, $199,000 and $82,917 were amortized, respectively.

8. LONG-TERM DEBT AND LINE OF CREDIT

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

Summit Term Loan A accrued each month at either 17.5% interest per annum (with 12.5% payable monthly and 5.0% accruing to the outstanding balance of Summit Term Loan A, payable at maturity) or 17.0% interest per annum, payable monthly. Summit Term Loan A had a Maturity date of August 17, 2020. Summit Term Loan A was secured against all of the assets of PMAL.

Summit Term Loan B accrued each month at either 17.5% interest per annum (with 14.0% payable monthly and 3.5% accruing to the outstanding balance of Summit Term Loan B, payable at maturity) or 17.0% interest per annum, payable monthly. Summit Term Loan B has a Maturity date of August 17, 2020. Summit Term Loan B was secured against all of the assets of PMAL.

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

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-Controlling interest. Due to the SBN Membership Interests, Summit is considered a related party of the Company for the purposes of these consolidated financial statements. Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans with the proceeds from the Berkshire Loans below, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018. In connection with the refinancing on August 31, 2018, as mentioned below, and the respective reduction from 25% to 20% noted above, the Company recognized a loss on the extinguishment of approximately $255,556 related to the unamortized debt discount with the Summit Loans, which was offset by approximately $185,834 of a gain associated with the reduction from the adjustment to the redeemable non-controlling interest, resulting in a net $69,722 loss on debt extinguishment recorded in other income on the accompanying consolidated statements of income. SBN’s pro-rata net income allocation was made at a rate of 25% through August 31, 2018 and 20% commencing September 1, 2018 in accordance with the reduction in membership interests.

The following table shows the value of the non-controlling interests (“NCI”):

Value of NCI at January 1, 2018	$453,377
PMAL Income from January 1, 2018 to December 31, 2018 attributable to NCI	490,235
Reduction in NCI on September 1, 2018	(185,834)
Value of NCI at December 31, 2018	757,778

Berkshire Loans

On August 31, 2018 (the “Refinancing Date”), PMAL entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Berkshire Bank establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Company recorded a debt discount of $209,045 as part of the origination fees of the Berkshire Revolving Loan, Berkshire Term Loan A and Berkshire Term Loan B. The unamortized portion of the fees was $180,010 at December 31, 2018 and is recorded net with outstanding note payable in the consolidated balance sheets. The Berkshire Revolving Loan had a borrowing base of approximately $2.3 million on December 31, 2018 of which the Company had drawn $1,092,058.

On August 31, 2018, pursuant to the Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans.

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 5.59% at December 31, 2018. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 6.59% at December 31, 2018.

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

The Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $3.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of December 31, 2018, PMAL was in compliance with the covenants contained within the Loan and Security Agreement.

The obligations of PMAL under the Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the Loan and Security Agreement, and has pledged its equity in PMAL.

The table below represents the future minimum repayments of the Berkshire Terms Loan A and Berkshire Term Loan B as of December 31, 2018.

Years ending December 31,	Term Loans Minimum Amortization
2019	600,000
2020	600,000
2021	3,650,000
Total	$4,850,000

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has two leased facilities, which are office, manufacturing and warehouse space. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Our Texas facility lease calls for payments until expiration in February 2019 totaling $7,067, and is currently operating on a month to month basis. We are currently negotiating a long-term lease for a larger facility in Texas. Our Ohio facility calls for lease payments until expiration on September 30, 2022 totaling $288,750. The annual payments are $77,000 for each of the years 2019, 2020 and 2021 and $57,750 for 2022. Rent expense was $113,300 and $191,007 for the years ending December 31, 2018 and 2017, respectively.

Capital Leases

The below chart shows our obligations under current capital leases:

December 31, 2018
Obligations under capital leases	$156,793
Less: current portion	43,435
Long-term portion	$113,358

Future minimum repayments

The table below presents the future minimum repayments of capital lease obligations for the Company as of December 31, 2018.

Years ending December 31,	Capital lease obligations
2019	$43,435
2020	45,634
2021	46,618
2022	21,106
Total	$156,793

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

In addition, the Wachter Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Wachter Employment Agreement, his employment is terminated by the Company other than for “cause” or by Mr. Wachter for “good reason” (each as defined in the Wachter Employment Agreement), he would be entitled to (1) a lump sum payment equal to two times his base salary at the rate in effect immediately prior to the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

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

In addition, the Golden Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Golden Employment Agreement, his employment is terminated by the Company other than for “cause” or by Mr. Golden for “good reason” (each as defined in the Golden Employment Agreement), he would be entitled to (1) a lump sum payment equal to two times his base salary at the rate in effect immediately prior to the termination date, and (2) any unpaid portion of any cash bonus for the annual period preceding the annual period in which such termination occurs that was earned but not paid.

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

Pursuant to the Executive Bonus Plan, awards are paid out in a mix of cash and equity, with no less than 60% of corporate bonus pool to be in the form of newly issued restricted common stock, subject to the discretion of the Compensation Committee of the Board. All awards will be subject to threshold performance and high-water marks.

The Company issued 7,500 shares pursuant to the Executive Bonus Plan to Mr. Wachter on December 31, 2018, valued at $300,000 for bonus accrued in 2017. The Company issued 7,500 shares pursuant to the Executive Bonus Plan to Mr. Golden on December 31, 2018, valued at $300,000 for bonus accrued in 2017. As of December, 31, 2018, the Company had accrued $103,000 in bonus for Mssrs. Wachter and Golden. In addition, the Company issued 625 shares to both Mr. Lamb and Mr. Garruto at the conclusion of their first year of service on the Board of Directors on December 31, 2018 pursuant to their independent director agreements, valued at $25,000 each. On December 21, 2018, Mssrs. Lamb and Garruto were re-elected to the Board for an additional 1-year term. At the end of the 2019 term, they will each receive $25,000 in stock.

10. SEGMENT RESULTS

The Company manages its operations in two business segments which are defined as follows:

•

The Company’s Creative Assembly subsidiary, which includes all distribution of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the year ended December 31, 2018 is as follows:

	Creative Assembly	PMAL
Net Revenue	$11,702,014	$31,452,408

Cost of goods sold	9,406,969	26,002,985

Gross profit	2,295,045	5,449,423

Operating expenses:
General and administrative expenses	1,615,628	2,142,175
Professional and consulting fees	73,006	234,126
Total operating expenses	1,688,634	2,376,301

Income before other income (expense) of reportable segments above	$606,411	$3,073,122

Below is the Segment reconciliation to total net income:

Income from segments above	$3,679,533

Non-allocated expenses
Interest expense – net	(1,176,469)
General and administrative expense	(412,262)
Other income (expense)	82,712
Total non-allocated expenses	(1,506,019)

Income from continuing operations before provision for income taxes and non-controlling interest	2,173,514

Income tax benefit	342,789
Non-controlling interest	(490,235)

Net Income attributable to Amerinac Holding Corp Shareholders	$2,026,068

Segment information for the year ended December 31, 2017 is as follows:

	Creative Assembly	PMAL
Net Revenue	$8,677,159	$9,695,504

Cost of goods sold	6,798,992	8,022,661

Gross profit	1,878,167	1,672,843

Operating expenses:
General and administrative expenses	2,003,504	590,887
Professional and consulting fees	392,674	328,772
Total operating expenses	2,396,178	919,659

Income before other income (expense) of reportable segments above	$(518,011)	$753,184

Below is the Segment reconciliation to total net income:

Income from segments above	$235,173

Non-allocated expenses
Interest expense - net	(866,361)
Change in fair value put option	(213,000)
Gain on sale	2,974,584
Other income (expense)	26,391
Total non-allocated expenses	1,921,614

Income from continuing operations before provision for income taxes and non-controlling interest	2,156,787

Provision for income taxes	(731)
Non-controlling interest	(53,377)

Income before discontinued operations	2,102,679

Income from discontinued operations, net	984,717

Net Income attributable to Amerinac Holding Corp Shareholders	$3,087,396

Segment asset information as of December 31, 2018 and 2017 is listed below:

	December 31, 2018	December 31, 2017
Assets
PMAL	$12,982,588	$12,356,392
Creative Assembly	4,526,530	2,698,882
Corporate	763,121	1,194,987
Total assets	$18,272,239	$16,250,261

11. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Our current effective tax rate is lower than the Federal and state effect rate primarily due to the reversal of significant timing differences (i.e. inventory reserve) upon the asset sale at our Aero-missile subsidiary in 2017. For 2018, our current effective tax rate is lower than the Federal and state effect rate primarily to the release of a portion of the valuation allowance.

Significant components of the income tax provision are as follows:

	For the years ended December 31,
	2018	2017

Current income tax
Federal	$-	$-
State	15,897	731
City	-	-
Total Current income tax	15,897	731

Non current income tax
Federal	(358,686)	-
State	-	-
City	-	-
Total non current income tax	(358,686)	-

Total income tax (benefit)	$(342,789)	$731

The Company has an accumulated deficit of approximately $8.1 million and there are approximately $2.9 million and $3.2 million of net operating losses available to be used against Federal and state taxable income, respectively, which are subject to certain Section 382 limitations as a result of the change in control in January 2015. Benefits for income taxes were due to carryback of Federal operating losses.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2018	2017

Expected federal statutory rate	21.0%	34.0%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	0.9%	0.0%
Permanent difference - amortization and disallowable expenses	11.8%	16.0%
Reduction in federal tax rate	0.0%	(13.0)%
Change in valuation allowance	(56.6)%	(37.0)%
Other	7.1%	0.0%
Effective income tax rate	(15.8)%	0.0%

The Company’s deferred tax assets and liability relates to a temporary timing difference in long-term assets. With the deferred tax asset for December 31, 2018 and 2017 consisting of:

Deferred Tax Assets:
	December 31, 2018
	Gross	Effective Tax Rate	Tax Asset (Liability)

Depreciation and amortization	(1,165,604)	29%	(338,025)
Decrease in inventory value	151,009	29%	43,793
Federal and state NOL	3,143,616	29%	911,648

Total	2,129,021		617,416
Less valuation allowance	(892,172)		(258,730)
Net Deferred Tax Assets	$1,236,849		$358,686

	December 31, 2017
Depreciation and amortization	(365,842)	29%	(106,094)
Decrease in inventory value	302,334	29%	87,677
Federal and state NOL	3,705,121	29%	1,074,485

Total	3,641,613		1,056,068
Less valuation allowance	(3,641,613)		(1,056,068)
Net Deferred Tax Assets	$-		$-

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded in the Company’s consolidated financial statements for the year ended December 31, 2018. Additionally, there were no interest or penalties outstanding as of or for each of the years ended December 31, 2018 and 2017.

The federal and state tax returns for the years ending December 31, 2015, 2016, and 2017 have been filed, but are still open to examination.

12. EQUITY INCENTIVE PLAN

The Amerinac Holding Corp. 2017 Equity Incentive Plan (the “Equity Plan”) was approved by a majority of Shareholders of the Company on November 10, 2017 and the Board on October 30, 2017. The 2017 Equity Plan provides for an aggregate of 100,000 shares of common stock to be available for awards. Concurrently, the Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan was cancelled and superseded by the Equity Plan. The Company issued 7,500 shares pursuant to the Executive Bonus Plan to Mr. Wachter on December 31, 2018 (see Note 9 above) for 2017 accrued bonuses. The Company issued 7,500 shares pursuant to the Executive Bonus Plan to Mr. Golden on December 31, 2018 (see Note 9 above) for 2017 accrued bonuses.

As of December 31, 2018, the Company had accrued $103,000 for bonus for executives related to service performed in 2018.

13. STOCKHOLDERS EQUITY

Share based payments

As part of compensation for board service, Mssrs. Lamb and Garruto receive $25,000 each in stock for each year of service. For the approximate year of service from November 10, 2017 to December 21, 2018, the Mssrs. Lamb and Garruto each received 625 shares. On December 21, 2018, Mssrs. Lamb and Garruto were re-elected to the Board for an additional 1-year term. At the end of the 2019 term, they will each receive $25,000 in stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer and chief financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2018 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

Our management has conducted, with the participation of our chief executive officer and chief financial officer, an assessment of our internal control over financial reporting as of December 31, 2018. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of December 31, 2018, internal controls over financial reporting are not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company:

Name	Age	Position	With Company Since
John Wachter	37	Chairman of the Board, CEO	2015
William J. Golden	42	Secretary and Director, CFO	2015
Saverio Garruto	70	Director	2017
William Lamb	57	Director	2017

The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and are subject to employment agreements, if any, approved and ratified by the Board. On December 21, 2018, William J. Golden, John Wachter, Saverio Garruto and William Lamb were reelected to the Board.

John Wachter

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2017 and 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the years 2017 and 2018, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
John Wachter	2018	$100,000	$53,628	$-	$-	$-	$-	$-
CEO and Director (1)	2017	$16,667	$-	$300,000	$-	$-	$-	$-

William J. Golden	2018	$100,000	$53,628	$-	$-	$-	$-	$-
CFO and General Counsel (1)	2017	$16,667	$-	$300,000	$-	$-	$-	$-

Vic Mondo	2018	$-	$-	$-	$-	$-	$-	$-
CAS President (2)	2017	$195,000	$60,000	$-	$-	$-	$-	$-

____________

(1)	Mr. Wachter and Mr. Golden served as directors of the Company, but without compensation for their director services.
(2)	Mr. Mondo resigned on December 29, 2017.

Compensation of Directors

Messrs. Wachter and Golden do not receive compensation for their role as Directors of the Company. Messrs. Garruto and Lamb received 625 shares of common stock of the Company upon the completion of their first-year term in 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock (its only voting securities) as of March 18, 2019:

TITLE OF CLASS	BENFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	John Wachter	59,114	18.9%
	William J. Golden	59,613	19.0%
	Christopher R. Dewey	30,174	9.6%
	Seamus Lamb	30,099	9.6%
	Francis Shields	29,511	9.4%
	John R. Whitman Trust	19,674	6.3%
	Wynnefield Reporting Persons (2)	25,000	8.0%

_____________

(2)

The “Wynnefield Reporting Persons” are Wynnefield Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus and Joshua H. Landes.

(b) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company by (i) each of the Company’s Directors, (ii) each of the Company’s Named Executive Officers, and (iii) all directors and executive officers as a group, as of December 31, 2018.

TITLE OF CLASS	BENFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	John Wachter, CEO and Director	59,114	18.9%
	William Golden, CFO, General Counsel and Director	59,613	19.0%
	Saverio Garruto, Director	625	0.2%
	William Lamb, Director	625	0.2%

	All Directors and Executive Officers as a Group	119,977	38.3%

_____________

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company

As of March 18, 2019, the date used to calculate the tables above, the Company had 313,636 shares of Common Stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The Amerinac Holding Corp. 2017 Equity Incentive Plan (the “Equity Plan”) was approved by a majority of Shareholders of the Company on November 10, 2017 and the Board on October 30, 2017. The 2017 Equity Plan provides for an aggregate of 100,000 shares of common to be available for awards, of which 85,000 shares are still available for issue. Concurrently, the Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan was cancelled and superseded by the Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2018, Mr. Wachter serves as Chief Executive Officer of the Company. Mr. Golden serves as Chief Financial Officer and General Counsel.

As of November 10, 2017, Messrs. Garruto and Lamb serve as the Company’s independent directors.

For the year 2017, management bonus compensation was $600,000. The entire amount was paid in stock, and will be restricted. For the year 2018, management bonus compensation was $103,000 to be paid in cash. The Company accrued $103,000 in bonus at December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the years ended December 31, 2017 and 2018 were approximately $110,000 for 2017 and approximately $94,000 for 2018.

Audit Related Fees

There were no aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, and includes $0 during 2018 and $60,000 during 2017.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for tax compliance, tax advice and tax planning for the years ended December 31, 2017 and 2018 were $20,000 and $25,000.

All Other Fees

No fees were billed for products and services provided the Company’s independent registered public accounting firms for the years ended December 31, 2017 and 2018.

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

AMERINAC HOLDING CORP.

Date: March 26, 2019	By:	/s/ John Wachter
John Wachter Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Wachter	Chairman of the Board of Directors	March 26, 2019
John Wachter	and Chief Executive Officer

/s/ William J. Golden	Chief Financial Officer and Director	March 26, 2019
William J. Golden

/s/ Saverio Garruto	Director	March 26, 2019
Saverio Garruto

/s/ William Lamb	Director	March 26, 2019
William Lamb

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Series C Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.6	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

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

10.6	Credit Agreement between Precision Aerospace Components, Inc. as Borrower and Webster Business Credit Corporation, as Lender	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 1, 2015

10.7	Precision Aerospace Components, Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q/A as filed with the United States Securities and Exchange Commission on Aug. 16, 2011

10.8	Asset Purchase Agreement by and among Prime Metals & Alloys, Inc. and Prime Metals Acquisition LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on August 22, 2017

10.9	Credit Agreement by and between Prime Metals Acquisition LLC and SummitBridge National Investments V LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on August 22, 2017

10.10	Amerinac Holding Corp. Equity Incentive Plan	Incorporated by reference to Exhibit A to the Company’s Schedule 14C as filed with the Securities and Exchange Commission on October 30, 2017

10.11	Loan and Security Agreement Prime Metals Acquisition LLC and Berkshire Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on September 10, 2018

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Provided herewith

