Form 10-Q
period 2019-03-31
Amerinac Holding Corp.
filed 2019-05-14
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PAOS	OTC Pink

Number of shares outstanding of the registrant’s common stock, as of May 10, 2019: 313,636

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$244,381	$360,283
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of March 31, 2019 and December 31, 2018.)	5,433,322	3,801,166
Inventories (net of reserve for obsolesence of $151,009 as of March 31, 2019 and December 31, 2018.)	5,573,530	5,580,942
Other current assets	211,665	230,985

Total current assets	11,462,898	9,973,376

Property, land and equipment - net	6,102,875	6,125,183

Other assets:
Customer lists - net of amortization	1,658,333	1,708,084
Right-of-use asset	226,776	-
Deferred tax asset	168,668	358,686
Goodwill	54,993	54,993
Other	51,917	51,917
Total other assets	2,160,687	2,173,680

Total	$19,726,460	$18,272,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$504,534	$1,092,058
Accounts payable and accrued expenses	4,387,094	3,275,011
Notes payable, net- short term	600,000	600,000
Finance leases payable - short term	43,910	43,435
Operating leases payable - short term	64,066	-
Income taxes payable	86,799	14,351

Total current liabilities	5,686,403	5,024,855

Long-term liabilities:
Notes payable, net of current portion	3,937,409	4,069,990
Finance leases payable - net of current portion	102,604	113,358
Operating leases payable - net of current portion	171,906	-

Total long-term liabilities	4,211,919	4,183,348

Total liabilities	9,898,322	9,208,203

Commitments and contingencies

Redeemable non-controlling interest	927,071	757,778

Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 313,636 issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	313	313
Additional paid-in capital	16,383,599	16,383,599
Accumulated deficit	(7,482,845)	(8,077,654)

Total stockholders' equity	8,901,067	8,306,258

Total liabilities and stockholders' equity	$19,726,460	$18,272,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018

Net revenue	$12,504,968	$10,702,784

Cost of goods sold	9,916,377	8,415,540

Gross profit	2,588,591	2,287,244

Operating expenses:
General and administrative expenses	1,330,661	997,670
Professional and consulting fees	109,567	178,107
Total operating expenses	1,440,228	1,175,777

Income before other (expense) income	1,148,363	1,111,467

Other (expense) income:
Interest	(121,795)	(365,151)
Other income	-	10,352
Total other (expense) income	(121,795)	(354,799)

Income before provision for income taxes	1,026,568	756,668

Income tax expense	(262,466)	-

Net income	764,102	756,668

Non-controlling interest share of net income	169,293	197,737

Net income attributable to Amerinac Holding Corp. shareholders	$594,809	$558,931

Basic and diluted earnings per share applicable to common stockholders:
Earnings per share	$1.90	$1.88

Weighted average shares outstanding:
Basic and diluted	313,636	297,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2018	297,386	$297	$15,733,615	$(10,103,722)	$5,630,190

Net income attributable to Amerinac Holding Corp. shareholders	-	-	-	558,931	558,931

Balance, March 31, 2018	297,386	$297	$15,733,615	$(9,544,791)	$6,189,121

Balance, January 1, 2019	313,636	$313	$16,383,599	$(8,077,654)	$8,306,258

Net income attributable to Amerinac Holding Corp. shareholders	-	-	-	594,809	594,809

Balance, March 31, 2019	313,636	$313	$16,383,599	$(7,482,845)	$8,901,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$764,102	$756,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,849	185,215
Amortization of deferred financing fees	17,420	33,333
Non-cash lease expense	15,334	-
Decrease in deferred taxes	190,018	-
Changes in assets and liabilities:
Increase in accounts receivable	(1,632,156)	(844,319)
Decrease (increase) in inventory	7,412	(81,079)
Decrease in operating leases payable	(15,763)	-
Decrease in other current assets	19,320	157,511
Increase in income taxes payable	72,448	-
Increase in accounts payable and accrued expenses	1,121,708	287,667
Net cash provided by operating activities	761,692	494,996

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(129,791)	(36,781)
Net cash used in investing activities	(129,791)	(36,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(587,524)	-
Payments on notes payable	(150,000)	-
Payments on finance leases	(10,279)	-
Payments on notes payable - related party	-	(118,704)
Net cash used in financing activities	(747,803)	(118,704)

(DECREASE) INCREASE IN CASH	(115,902)	339,511

CASH - BEGINNING OF PERIOD	360,283	348,398

CASH - END OF PERIOD	$244,381	$687,909

Cash paid during the period for:
Interest	$106,384	$331,816

Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$251,735	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on the August 17, 2017, PMAL entered into a Credit Agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made Loans to PMAL: (1) a Term Loan in the amount of $4.5 million (“Summit Term Loan A”) and (2) a Term Loan in the amount of $3.5 million (“Summit Term Loan B”) (collectively, the “Summit Loans”). In addition, in consideration for Summit making the Summit Loans, PMAL issued to SBN V PMA LLC, an affiliate of Summit (“SBN”), membership interests in PMAL equal to 25% of the equity ownership of PMAL (the “SBN Membership Interests”).

The Company guaranteed payment of the Summit Loans pursuant to a Guaranty Agreement made by the Company as of August 17, 2017.

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

On August 31, 2018 (the “Refinancing Date”), PMAL entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $2.9 million on March 31, 2019 of which the Company had drawn $504,534.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed on March 26, 2019.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company accounts have been eliminated.

Earnings Per Share

Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of March 31, 2019 and 2018.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates relate to the useful lives and impairment considerations of long-lived and intangible assets, reserves for inventory and accounts receivable, going concern considerations, discount rates in connection with right-of-use assets and the valuation of redeemable non-controlling interest.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of March 31, 2019 and December 31, 2018, respectively. The Company determines receivables to be past due based on the payment terms of original invoices. Accounts are written off against the allowance when deemed uncollectable. Interest is not typically charged on past due receivables.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of March 31, 2019, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value. As of March 31, 2019 and December 31, 2018, the inventory reserve for Creative Assembly was $68,160.

For the Company’s manufacturing subsidiary, PMAL, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of March 31, 2019, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand.

For PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well other market conditions and events. As of March 31, 2019 and December 31, 2018, the inventory reserve for PMAL was $82,849.

The Company’s inventory consists of the following:

	March 31, 2019	December 31, 2018

Raw Materials	$2,067,162	$2,133,311
Finished Goods	3,657,377	3,598,640
Reserves	(151,009)	(151,009)

Total	$5,573,530	$5,580,942

Property, Land and Equipment

Property, land and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Leasehold improvements	5 years **
Furniture and fixtures	7 years
Equipment and other	3-10 years
Building	30 years

** Shorter of life or lease term.

The carrying amount of all long-lived assets is evaluated when an indicator of impairment exists to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

Concentration of Credit Risk

At March 31, 2019, Remelt Sources, Inc., Universal Stainless & Alloy Products, PACCAR and AMG-Vanadium receivables were 16.4%, 15.8%, 14.4% and 11.7% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, and Universal Stainless & Alloy Products receivables were 20.9%, 15.0%, 14.0%, and 13.0% of total receivables, respectively.

For the three-month period ending March 31, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 19.0%, 18.1%, 15.5%, and 13.1% of sales, respectively. For the three-month period ending March 31, 2018, AMG-Vanadium, Remelt Sources, Inc., PACCAR, Universal Stainless & Alloy Products and Ametek, accounted for 18.7%, 17.8%, 14.0%, 13.7% and 11.3% of sales, respectively.

Concentration of Suppliers

For the three-month period ending March 31, 2019, no supplier represented more than 10% of purchases. For the three-month period ending March 31, 2018, no supplier represented more than 10% of purchases. At March 31, 2019, AVK represented approximately 14.0% of accounts payable. At December 31, 2018, AVK represented approximately 11.8% of accounts payable.

Fair Value Measurements

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

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Income Taxes

The Company provides for income taxes under ASC Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment.

ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our unaudited condensed consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2019, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of March 31, 2019 and December 31, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of March 31, 2019 and December 31, 2018.

Revenue Recognition

The Company accounts for revenue recognition in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes; (1) Identifying contracts with customers, (2) Identifying performance obligations within those contracts, (3) Determining the transaction price, (4) Allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) Recognizing revenue when or as each performance obligation is satisfied.

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

We estimate product returns based on historical experience and record them on a gross basis. Substantially all of Creative Assembly customer returns relate to products that are returned under warranty obligations underwritten by manufacturers. Substantially all of PMAL customer returns relate to products which do not meet customer requirements and are replaced by the Company.

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company did not record any deferred revenue as of March 31, 2019 or December 31, 2018.

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

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation is reflected before stockholders’ equity as Redeemable Non-Controlling interest. The redeemable non-controlling interest was reduced for the reduction in membership interests from 25% to 20% in 2018, as noted above. SBN’s pro-rata net income allocation was made at a rate of 25% through August 31, 2018 and 20% commencing September 1, 2018 in accordance with the reduction in membership interests.

Recently Adopted Authoritative Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $251,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or “ASC”, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. This was adopted on January 1, 2019 and did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions, intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on its financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

3. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. Depreciation expense was $152,099 and $135,466 for the three months ended March 31, 2019 and 2018.

	March 31, 2019	December 31, 2018

Land, buildings and improvements	$3,419,779	$3,419,779
Equipment	3,593,619	3,463,829
Total	7,013,398	6,883,608
Less accumulated depreciation	(910,523)	(758,425)
Net property, land and equipment	$6,102,875	$6,125,183

As described in Note 6, the Company has $5,204,534 in notes secured against the property, land and equipment.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable	$3,893,657	$3,060,269
Interest	33,617	35,805
Salaries and bonus	459,820	116,930
Other	-	62,007
	$4,387,094	$3,275,011

5. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of March 31, 2019, the value, net of amortization, of the customer list was $1,658,333.

Amortization expense for the years ended December 31, 2019 through 2023 will be $199,000 per year. The Company will continue to expense $199,000 annually until 2027. For the three-months ended March 31, 2019 and 2018, $49,750 was amortized, respectively.

6. LEASES

Operating Leases

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional four to five years. The exercise of lease renewal options is at the Company’s discretion. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Leases recorded on the balance sheet consist of the following:

Leases	Classification on the Balance Sheet	March 31, 2019

Assets
Operating lease ROU assets	Right-of-use asset	$226,776
Finance lease ROU assets	Property, land and equipment, net	$157,648
Liabilities
Current
Operating	Operating leases payable – short term	$64,066
Finance	Finance leases payable – short term	$43,910
Noncurrent
Operating	Operating leases payable – net of current portion	$171,906
Finance	Finance leases payable – net of current portion	$102,604

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2019 are:

March 31, 2019
Weighted average remaining lease term	42 months
Weighted average discount rate	6.25%

The components of lease expense, included in general and administrative expenses and interest expense on the unaudited condensed consolidated statements of income, are as follows:

Three Months Ended March 31, 2019

Operating lease cost:
Operating lease cost	$18,608
Finance lease cost:
Amortization of ROU assets	6,682
Interest expense	1,891
Total lease cost	$27,181

Supplemental disclosures of cash flow information related to leases for the three months ended March 31, 2019 were as follows:

Cash for paid for operating lease obligations was $19,250. Operating lease asset obtained for operating lease obligation was $251,735.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2019:

April 1, 2019 through December 31, 2019	$57,750
2020	77,000
2021	77,000
2022	57,750
Total undiscounted future minimum lease payments	269,500
Less: Imputed interest	33,528
Present value of operating lease obligations	$235,972

The Company has two leased facilities, which are office, manufacturing and warehouse space. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. The lease on our facility in Texas expired in February 2019 and is currently month to month. In May 2019, we entered into a new lease for a new Texas facility that will commence on May 1, 2019 and will create a right of use asset and corresponding lease liability in the second quarter of 2019. This Texas facility lease calls for payments until expiration in 2024 totaling $576,180. The annual payments are $57,618 for the year 2019, $115,236 for each of the years 2020, 2021, 2022 and 2023 and $57,618 for the year 2024. Our Ohio facility calls for lease payments until expiration totaling $269,500. The annual payments are $77,000 for each of the years 2019, 2020 and 2021 and $57,750 for 2022. Lease expense was $29,208 and $25,675 for the three months ended March 31, 2019 and 2018, respectively. Lease expense for the three months ended March 31, 2019 includes $10,600 related to month to month lease expense in the Texas facility prior to commencement of the new agreement on May 1, 2019 as noted above.

Finance and Capital Leases

The below chart shows our obligations under finance and capital leases:

	Finance Leases March 31, 2019	Capital Leases December 31, 2018
Obligations under finance and capital leases	$146,514	$156,793
Less: current portion	43,910	43,435
Long-term portion	$102,604	$113,358

Future minimum repayments

The table below presents the future minimum repayments of finance lease obligations for the Company as of March 31, 2019:

Years ending December 31,	Finance lease obligations as of March 31, 2019
2019 (remaining nine months)	$37,649
2020	50,199
2021	48,878
2022	21,396
Total future minimum repayments inclusive of interest	158,122
Interest	11,608
Total principal repayments	$146,514

The table below presents the future minimum repayments of capital lease obligations for the Company as of December 31, 2018:

Years ending December 31,	Capital lease obligations as of December 31, 2018
2019	$50,199
2020	50,199
2021	48,878
2022	21,396
Total future minimum repayments inclusive of interest	170,672
Interest	13,879
Total principal repayments	$156,793

The Company’s weighted average remaining lease term and weighted average discount rate for finance leases as of March 31, 2019 are:

March 31, 2019
Weighted average remaining lease term	38 months
Weighted average discount rate	4.93%

7. LONG-TERM DEBT AND LINE OF CREDIT

Summit Bridge Loans

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash pursuant to the Prime Asset Purchase Agreement. To finance the purchase of the assets, on August 17, 2017, PMAL entered into the Credit Agreement with Summit pursuant to which made the Summit Loans to PMAL: (1) Summit Term Loan A and (2) Summit Term Loan B. In addition, in consideration for Summit making the Summit Loans, PMAL issued to SBN, the SBN Membership Interests. On August 31, 2018, PMAL fully repaid the Summit Loans.

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

The Company guaranteed payment of the Summit Loans pursuant to a Guaranty Agreement made by the Company as of August 17, 2017.

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

The following table shows the value of the non-controlling interests (“NCI”) for the three-month period ending March 31, 2019:

Value of NCI at December 31, 2018	$757,778
PMAL Income from January 1, 2019 to March 31, 2019 attributable to NCI	169,293
Value of NCI at March 31, 2019	$927,071

The following table shows the change in the value of the NCI for the three-month period ending of March 31, 2018:

Value of NCI at December 31, 2017	$453,377
PMAL Income from January 1, 2018 to March 31, 2018 attributable to NCI	197,737
Value of NCI at March 31, 2018	$651,114

Berkshire Loans

On August 31, 2018 (the “Refinancing Date”), PMAL entered into a Loan and Security Agreement with Berkshire Bank establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million, 2) a term loan in the amount of $3.5 million and 3) a term loan in the amount of $1.5 million. Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $2.9 million on March 31, 2019 of which the Company had drawn $504,534.

On August 31, 2018, pursuant to the Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans.

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 5.74% at March 31, 2019. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 6.74% at March 31, 2019.

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

The Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $3.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of March 31, 2019, PMAL was in compliance with the covenants contained within the Loan and Security Agreement.

The obligations of PMAL under the Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the Loan and Security Agreement, and has pledged its equity in PMAL.

The table below represents the future minimum repayments of the Berkshire Terms Loan A and Berkshire Term Loan B as of March 31, 2019.

Years ending December 31,	Term Loans Minimum Amortization
2019	450,000
2020	600,000
2021	3,650,000
Total	$4,700,000

As of March 31, 2019, the principal balance of Term Loan A was $3,250,000 and the principal balance of Term Loan B was $1,450,000. As of December 31, 2018, the principal balance of Term Loan A was $3,375,000 and the principal balance of Term Loan B was $1,475,000. The total amount of unamortized debt financing cost was $162,591 and $180,010 at March 31, 2019 and December 31, 2018, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

The Company will fund the annual corporate bonus pool with no more than 20% of the excess, if any, of the Company’s yearly earnings before taxes minus a threshold amount. For 2019, the threshold amount will be $1,750,000.

Pursuant to the Executive Bonus Plan, awards are paid out in a mix of cash and equity, with no less than 60% of corporate bonus pool to be in the form of newly issued restricted common stock, subject to the discretion of the Compensation Committee of the Board. All awards will be subject to threshold performance and high-water marks.

As of December, 31, 2018, the Company had accrued $103,000 in bonus for Mssrs. Wachter and Golden. On March 25, 2019, the Board authorized the payment of these bonuses to be in cash.

For the three months ended March 31, 2019, the Company accrued an additional $90,000 for bonuses. At March 31, 2019, the Company had accrued $193,000 for bonuses to executives.

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

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the three months ended March 31, 2019 is as follows:

	CAS	PMAL
Net revenue	$4,317,829	$8,187,139

Cost of goods sold	3,515,256	6,401,121

Gross profit	802,573	1,786,018

Operating expenses:
General and administrative expenses	466,445	728,735
Professional and consulting fees	12,367	89,202
Total operating expenses	478,812	817,937

Income before other income (expense)	$323,761	$968,081

Below is the Segment reconciliation to total net income

Income from segments above	$1,291,842

Non-allocated expenses

Interest expense	(121,795)
General and administrative expenses	(135,481)
Professional and consulting fees	(7,998)
Total non-allocated expenses	(265,274)

Income from continuing operations before provision for income taxes	$1,026,568

Segment information for the three months ended March 31, 2018 is as follows:

	CAS	PMAL
Net Revenue	$2,479,965	$8,222,819

Cost of goods sold	1,969,056	6,446,484

Gross profit	510,909	1,776,335

Operating expenses:
General and administrative expenses	381,219	510,656
Professional and consulting fees	23,710	120,898
Total operating expenses	404,929	631,554

Income before other income (expense)	$105,980	$1,144,781

Below is the Segment reconciliation to total net income

Income from segments above	$1,250,761

Non-allocated expenses
Interest expense	(365,151)
General and administrative expenses	(139,294)
Other income (expense)	10,352
Total non-allocated expenses	(494,093)

Income from continuing operations before	$756,668
provision for income taxes

Segment asset information for the Company is as follows:

	March 31, 2019	December 31, 2018
PMAL assets	$13,583,724	$12,982,588
CAS assets	5,703,379	4,526,530
Corporate Assets	439,357	763,121
Total assets	$19,726,460	$18,272,239

10. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the unaudited condensed consolidated financial statements and consist of taxes currently due. For 2018, our current effective tax rate is lower than the Federal and state effect rate primarily to the release of a portion of the valuation allowance.

Tax information for the three-months ended March 31, 2019 and 2018 is as follows:

	For the three months ended March 31,
	2019	2018

Current income tax
Federal	$-	$-
State	72,448	-
City	-	-
Total Current income tax	$72,448	-

Deferred income tax
Federal	$179,769	-
State	10,249	-
City	-	-
Total deferred income tax	$190,018	-

Total income tax expense	$262,466	$-

The Company’s deferred tax assets and liability relates to a temporary timing difference in long-term assets. There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded in the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2019 or 2018. Additionally, there were no interest or penalties outstanding as of or for each of the three months ended March 31, 2019 and 2018.

The federal and state tax returns for the years ending December 31, 2015, 2016, and 2017 have been filed, but are still open to examination. Federal and state tax returns for the year ending December 31, 2018 have not been filed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Amerinac Holding Corp. (the “Company”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2018 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The unaudited condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2019 may not be indicative of the results for the entire year.

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

Creative Assembly is a value-added distributor of proprietary and specialty fasteners for production, primarily serving the heavy truck, automotive, appliance, and material handling industries.

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

At March 31, 2019, Remelt Sources, Inc., Universal Stainless & Alloy Products, PACCAR and AMG-Vanadium receivables were 16.4%, 15.8%, 14.4% and 11.7% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, and Universal Stainless & Alloy Products receivables were 20.9%, 15.0%, 14.0%, and 13.0% of total receivables, respectively.

For the three-month period ending March 31, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 19.0%, 18.1%, 15.5%, and 13.1% of sales, respectively. For the three-month period ending March 31, 2018, AMG-Vanadium, Remelt Sources, Inc., PACCAR, Universal Stainless & Alloy Products and Ametek, accounted for 18.7%, 17.8%, 14.0%, 13.7% and 11.3% of sales, respectively.

For the three-month period ending March 31, 2019, no supplier represented more than 10% of purchases. For the three-month period ending March 31, 2018, no supplier represented more than 10% of purchases. On March 31, 2019, AVK represented approximately 14.0% of accounts payable. On December 31, 2018, AVK represented approximately 11.8% of accounts payable.

Results from Operations for three months ending March 31, 2019 vs March 31, 2018

The Company’s revenues increased approximately 16.8% or $1,802,184 for the three months ended March 31, 2019 to $12,504,968 from $10,702,784 in the comparable period last year. The primary driver of the increase in sales was increased revenue at our distribution subsidiary. PMAL is our sole manufacturing subsidiary and had $8,187,139 in revenue for the three months ended March 31, 2019. Our distribution subsidiary was up approximately $1,837,865 or 74.1% in revenue for the three months ended March 31, 2019 versus March 31, 2018 due to the pick-up in existing customer activity and the addition of new customers.

The Company’s gross profit increased approximately 13.1% or $301,347 for the three months ended March 31, 2019 to $2,588,591 from $2,287,244 in the comparable period last year. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit. In addition, a decrease in volumes does not necessarily mean our warehouse staffing levels can adjust in a linear fashion to offset the decrease in volumes. For the three months ended March 31, 2019, gross profit at our distribution subsidiary increased by $291,664 or approximately 57.1% versus 2018 year to date. At our manufacturing subsidiary, our gross profit contribution accounted for approximately 69.5% of the Company’s total gross profit and has a margin of approximately 21.8%.

The Company’s total operating expenses increased 22.4% or $264,451 for the three months March 31, 2019 to $1,440,228 from $1,175,777 in the comparable period last year primarily due to increasing sales at the Company.

The Company’s accounts receivable have increased by $1,632,156 to $5,433,322 at March 31, 2019 from $3,801,166 at December 31, 2018; this difference is due to mainly to an increase in sales. The Company’s inventory decreased by $7,412 from December 31, 2018 to March 31, 2019 due to normal variations in delivery schedules. The Company expects to see relatively stable inventory levels in both subsidiaries in the short to medium term.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2019 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

AMERINAC HOLDING CORP.

Dated: May 14, 2019	By:	/s/ John Wachter
John Wachter
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

