Form 10-Q
period 2019-06-30
Amerinac Holding Corp.
filed 2019-08-14
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
None

Number of shares outstanding of the registrant’s common stock, as of August 9, 2019: 313,636

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current assets:
Cash	$265,264	$360,283
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of June 30, 2019 and December 31, 2018.)	5,721,417	3,801,166
Inventories (net of reserve for obsolesence of $158,009 and $151,009 as of June 30, 2019 and December 31, 2018.)	5,836,154	5,580,942
Other current assets	283,321	230,985

Total current assets	12,106,156	9,973,376

Property, land and equipment - net	6,051,989	6,125,183

Other assets:
Customer lists - net of amortization	1,608,583	1,708,084
Right-of-use asset	1,208,613	-
Deferred tax asset	-	358,686
Goodwill	54,993	54,993
Other	71,593	51,917
Total other assets	2,943,782	2,173,680

Total	$21,101,927	$18,272,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$745,431	$1,092,058
Accounts payable and accrued expenses	4,026,018	3,275,011
Notes payable, net- short term	600,000	600,000
Finance leases payable - short term	45,688	43,435
Operating leases payable - short term	254,845	-
Deferred revenue	23,247	-
Income taxes payable	110,144	14,351

Total current liabilities	5,805,373	5,024,855

Long-term liabilities:
Notes payable, net of current portion	3,804,830	4,069,990
Finance leases payable - net of current portion	89,656	113,358
Operating leases payable - net of current portion	1,000,193	-
Deferred tax liability	7,041	-
Total long-term liabilities	4,901,720	4,183,348

Total liabilities	10,707,093	9,208,203

Commitments and contingencies

Redeemable non-controlling interest	1,071,729	757,778
Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 313,636 issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	313	313
Additional paid-in capital	16,383,599	16,383,599
Accumulated deficit	(7,060,807)	(8,077,654)

Total stockholders' equity	9,323,105	8,306,258

Total liabilities and stockholders' equity	$21,101,927	$18,272,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2019	2018	2019	2018

Net revenue	$24,062,327	$22,013,681	$11,557,359	$11,310,897

Cost of goods sold	19,169,449	17,891,455	9,253,072	9,475,915

Gross profit	4,892,878	4,122,226	2,304,287	1,834,982

Operating expenses:
General and administrative expenses	2,669,426	2,059,149	1,338,765	1,061,479
Professional and consulting fees	190,704	214,942	81,137	36,835
Total operating expenses	2,860,130	2,274,091	1,419,902	1,098,314

Income before other (expense) income	2,032,748	1,848,135	884,385	736,668

Other (expense) income:
Interest	(240,430)	(728,925)	(118,635)	(363,774)
Other income	-	288,596	-	278,244
Total other (expense) income	(240,430)	(440,329)	(118,635)	(85,530)

Income before provision for income taxes	1,792,318	1,407,806	765,750	651,138

Income tax expense	(461,520)	(131,557)	(199,054)	(131,557)

Net income	1,330,798	1,276,249	566,696	519,581

Non-controlling interest share of net income	313,951	364,293	144,658	166,556

Net income attributable to Amerinac Holding
Corp. shareholders	$1,016,847	$911,956	$422,038	$353,025

Basic and diluted earnings per share applicable to common stockholders:
Earnings per share	$3.24	$3.07	$1.35	$1.19

Weighted average shares outstanding:
Basic and diluted	313,636	297,386	313,636	297,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, January 1, 2018	297,386	$297	$15,733,615	$(10,103,722)	$5,630,190

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	911,956	911,956

Balance, June 30, 2018	297,386	$297	$15,733,615	$(9,191,766)	$6,542,146

Balance, January 1, 2019	313,636	$313	$16,383,599	$(8,077,654)	$8,306,258

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	1,016,847	1,016,847

Balance, June 30, 2019	313,636	$313	$16,383,599	$(7,060,807)	$9,323,105

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, April 1, 2018	297,386	$297	$15,733,615	$(9,544,791)	$6,189,121

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	353,025	353,025

Balance, June 30, 2018	297,386	$297	$15,733,615	$(9,191,766)	$6,542,146

Balance, April 1, 2019	313,636	$313	$16,383,599	$(7,482,845)	$8,901,067

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	422,038	422,038

Balance, June 30, 2019	313,636	$313	$16,383,599	$(7,060,807)	$9,323,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$1,330,798	$1,276,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407,055	372,328
Amortization of deferred financing fees	34,840	66,666
Non-cash lease expense	78,152	-
Deferred income taxes	365,727	-
Inventory reserve	7,000	-
Changes in assets and liabilities:
Increase in accounts receivable	(1,920,251)	(1,355,635)
Increase in inventory	(262,212)	(71,663)
Decrease in operating leases payable	(31,727)	-
(Increase) decrease in other current assets	(52,336)	244,535
Increase in other assets	(19,676)	-
Increase in deferred revenue	23,247	-
Increase in income taxes payable	95,793	131,557
Increase in accounts payable and accrued expenses	751,007	125,372
Net cash provided by operating activities	807,417	789,409

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from escrow receivable from sale	-	500,000
Purchase of property and equipment	(234,360)	(97,536)
Net cash (used) provided in investing activities	(234,360)	402,464

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(346,627)	-
Payments on notes payable	(300,000)	-
Payments on finance leases	(21,449)	(873)
Payments on notes payable - related party	-	(242,526)
Net cash used in financing activities	(668,076)	(243,399)

(DECREASE) INCREASE IN CASH	(95,019)	948,474

CASH - BEGINNING OF PERIOD	360,283	348,398

CASH - END OF PERIOD	$265,264	$1,296,872

Cash paid during the period for:
Interest	$241,305	$669,232

Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$1,277,143	$-
Acquisition of equipment through finance lease	$-	$162,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed on March 26, 2019.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company accounts have been eliminated.

Earnings Per Share

Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of June 30, 2019 and 2018.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of June 30, 2019 and December 31, 2018. The Company determines receivables to be past due based on the payment terms of original invoices. Accounts are written off against the allowance when deemed uncollectable. Interest is not typically charged on past due receivables.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of June 30, 2019, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value. As of June 30, 2019 and December 31, 2018, the inventory reserve for Creative Assembly was $75,160 and $68,160, respectively.

For the Company’s manufacturing subsidiary, PMAL, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of June 30, 2019, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand.

For PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well other market conditions and events. As of June 30, 2019 and December 31, 2018, the inventory reserve for PMAL was $82,849.

The Company’s inventory consists of the following:

	June 30, 2019	December 31, 2018

Raw Materials	$2,168,422	$2,133,311
Finished Goods	3,825,741	3,598,640
Reserves	(158,009)	(151,009)

Total	$5,836,154	$5,580,942

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

Concentration of Credit Risk

At June 30, 2019, Remelt Sources, Inc., Universal Stainless & Alloy Products, PACCAR, Eastham Forge and Drive Automotive receivables were 17.8%, 13.4%, 11.9%, 11.2% and 10.2% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, and Universal Stainless & Alloy Products receivables were 20.9%, 15.0%, 14.0%, and 13.0% of total receivables, respectively.

For the six-month period ending June 30, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 20.3%, 17.0%, 15.6%, and 12.0% of sales, respectively. For the three-month period ending June 30, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 21.8%, 15.7%, 16.2%, and 10.8% of sales, respectively. For the six-month period ending June 30, 2018, Remelt Sources, Inc., AMG-Vanadium, Ametek, PACCAR and Universal Stainless & Alloy Products accounted for 19.5%, 16.4%, 15.1%, 13.7% and 12.5% of sales, respectively. For the three-month period ending June 30, 2018, Remelt Sources, Inc., Ametek, AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 21.1%, 18.7%, 14.2%, 14.1% and 11.4% of sales, respectively.

Concentration of Suppliers

For the six-month period ending June 30, 2019, no supplier represented more than 10% of purchases. For the three-month period ending June 30, 2019, no supplier represented more than 10% of purchases. For the six-month period ending June 30, 2018, no supplier represented more than 10% of purchases. For the three-month period ending June 30, 2018, no supplier represented more than 10% of purchases. At June 30, 2019, AVK represented approximately 16.9% of accounts payable. At December 31, 2018, AVK represented approximately 11.8% of accounts payable.

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

Income Taxes

The Company provides for income taxes under Accounting Standards Codification (“ASC”) Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment.

ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our unaudited condensed consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2019, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes”, the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of June 30, 2019 and December 31, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of June 30, 2019 and December 31, 2018.

Revenue Recognition

The Company accounts for revenue recognition in accordance with ASC Topic 606 (“ASC 606”). The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes; (1) Identifying contracts with customers, (2) Identifying performance obligations within those contracts, (3) Determining the transaction price, (4) Allocating the transaction price to the performance obligations in the contract, which may include an estimate of variable consideration, and (5) Recognizing revenue when or as each performance obligation is satisfied.

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

Revenue is recognized when control transfers to our customers via shipment of products or delivery of services. Shipping and handling costs are considered fulfillment activities and as such are not accounted for as separate performance obligations. We measure revenue as the amount of consideration we expect to be entitled to receive in exchange for those goods or services, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good or service is transferred and payment is received within one year.

We estimate product returns based on historical experience and record them on a gross basis. Substantially all of Creative Assembly customer returns relate to products that are returned under warranty obligations underwritten by manufacturers. Substantially all of PMAL customer returns relate to products which do not meet customer requirements and are replaced by the Company.

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company recorded deferred revenue of $23,247 as of June 30, 2019. The Company did not record any deferred revenue as of December 31, 2018.

Redeemable Non-controlling Interest

Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the unaudited condensed consolidated balance sheets.

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash. To finance the purchase of the assets, PMAL entered into a credit agreement (the “Credit Agreement”) with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made loans to PMAL: (1) a Term Loan in the amount of $4.5 million (“Summit Term Loan A”) and (2) a Term Loan in the amount of $3.5 million (“Summit Term Loan B”) (collectively, the “Summit Loans”). In addition, in consideration for Summit making the loans, PMAL issued membership interests representing 25% ownership of PMAL to an affiliate of Summit, SBN V PMA LLC (“SBN”) (the “SBN Membership Interests”). Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018.

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

Recently Adopted Authoritative Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. Under this elected package of practical expedients, the Company does not separate non-lease components from the lease component. Therefore, all lease and non-lease components are combined and accounted for as a single lease component. On adoption, the Company recognized additional operating lease liabilities of approximately $251,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. This was adopted on January 1, 2019 and did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on its financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

3. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. Depreciation expense was $307,554 and $206,162 for the six months ended June 30, 2019 and 2018. Depreciation expense was $155,455 and $70,696 for the three months ended June 30, 2019 and 2018.

	June 30, 2019	December 31, 2018

Land, buildings and improvements	$3,419,779	$3,419,779
Equipment	3,698,189	3,463,829
Total	7,117,968	6,883,608
Less accumulated depreciation	(1,065,979)	(758,425)
Net property, land and equipment	$6,051,989	$6,125,183

As described in Note 7, the Company has $5,295,431 in notes secured against the property, land and equipment.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable	$3,478,306	$3,060,269
Interest	33,192	35,805
Salaries and bonus	495,000	116,930
Other	19,520	62,007
	$4,026,018	$3,275,011

5. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of June 30, 2019, the value, net of amortization, of the customer list was $1,608,583.

Amortization expense for the years ended December 31, 2019 through 2023 will be $199,000 per year. The Company will continue to expense $199,000 annually until 2027. Amortization expense was $99,501 for each of the six months ended June 30, 2019 and 2018 and $49,751 for each of the three months ended June 30, 2019 and 2018.

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

Leases recorded on the balance sheet consist of the following:

Leases	Classification on the Balance Sheet	June 30, 2019

Assets
Operating lease ROU assets	Right-of-use asset	$1,208,613
Finance lease ROU assets	Property, land and equipment, net	$150,966
Liabilities
Current
Operating	Operating leases payable – short term	$254,845
Finance	Finance leases payable – short term	$45,688
Noncurrent
Operating	Operating leases payable – net of current portion	$1,000,193
Finance	Finance leases payable – net of current portion	$89,656

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 are:

June 30, 2019
Weighted average remaining lease term	55.3 months
Weighted average discount rate	5.63%

The components of lease expense, included in general and administrative expenses and interest expense on the unaudited condensed consolidated statements of income, are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost:
Operating lease cost	$51,927	$89,432
Finance lease cost:
Amortization of ROU assets	8,227	21,449
Interest expense	1,759	3,650
Total lease cost	$61,913	$114,531

Supplemental disclosures of cash flow information related to leases for the six months ended June 30, 2019 were as follows:

Cash paid for operating lease obligations was $52,633. Operating lease asset obtained for operating lease obligation was $1,277,143.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of June 30, 2019:

July 1, 2019 through December 31, 2019	$156,558
2020	313,115
2021	313,115
2022	287,448
2023	236,115
2024	118,058
Total undiscounted future minimum lease payments	1,424,408
Less: Imputed interest	169,370
Present value of operating lease obligations	$1,255,038

The Company has two leased facilities, which are office, manufacturing and warehouse space. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Under the elected package of practical expedients, the Company does not separate non-lease components from the lease component. Therefore all lease and non-lease components are combined and accounted for as single lease component. The lease on our facility in Texas expired in February 2019. In May 2019, we entered into a new lease for a new Texas facility that commenced on May 1, 2019 and recorded a right of use asset and corresponding lease liability in the second quarter of 2019. This Texas facility lease calls for payments until expiration in 2024 totaling $576,180. The annual payments are $57,618 for the year 2019, $236,115 for each of the years 2020, 2021, 2022 and 2023 and $57,618 for the year 2024. Our Ohio facility calls for lease payments until expiration totaling $243,833. The annual payments are $77,000 for each of the years 2019, 2020 and 2021 and $57,750 for 2022. Lease expense was $54,883 for the six months ended June 30, 2018. Lease expense was $29,208 for the three months ended June 30, 2018. Lease expense for the six months ended June 30, 2019 includes $14,133 related to month to month lease expense in the Texas facility prior to commencement of the new agreement on May 1, 2019 as noted above.

Finance and Capital Leases

The below chart shows our obligations under finance and capital leases:

	Finance Leases June 30, 2019	Capital Leases December 31, 2018
Obligations under finance and capital leases	$135,344	$156,793
Less: current portion	45,688	43,435
Long-term portion	$89,656	$113,358

Future minimum repayments

The table below presents the future minimum repayments of finance lease obligations for the Company as of June 30, 2019:

Years ending December 31,	Finance lease obligations as of June 30, 2019
2019 (remaining six months)	$25,098
2020	50,200
2021	48,880
2022	21,397
Total future minimum repayments inclusive of interest	145,575
Interest	10,231
Total principal repayments	$135,344

The Company entered into a finance lease for a forklift effective July 1, 2019. The lease runs for 49 months with an interest rate of 5.5% and a monthly payment of $399. Total payments will equal $19,534.

The table below presents the future minimum repayments of capital lease obligations for the Company as of December 31, 2018:

Years ending December 31,	Capital lease obligations as of December 31, 2018
2019	$50,199
2020	50,199
2021	48,878
2022	21,396
Total future minimum repayments inclusive of interest	170,672
Interest	13,879
Total principal repayments	$156,793

The Company’s weighted average remaining lease term and weighted average discount rate for finance leases as of June 30, 2019 are:

June 30, 2019
Weighted average remaining lease term	35 months
Weighted average discount rate	4.93%

7. LONG-TERM DEBT AND LINE OF CREDIT

Summit Bridge Loans

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash. To finance the purchase of the assets, on August 17, 2017, PMAL entered into the Credit Agreement with Summit pursuant to which made the Summit Loans to PMAL: (1) Summit Term Loan A and (2) Summit Term Loan B. In addition, in consideration for Summit making the Summit Loans, PMAL issued to SBN, the SBN Membership Interests. On August 31, 2018, PMAL fully repaid the Summit Loans.

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

The following table shows the value of the non-controlling interests (“NCI”) for the six-month period ending June 30, 2019:

Value of NCI at December 31, 2018	$757,778
PMAL Income from January 1, 2019 to June 30, 2019 attributable to NCI	313,951
Value of NCI at June 30, 2019	$1,071,729

The following table shows the value of the non-controlling interests (“NCI”) for the three-month period ending June 30, 2019:

Value of NCI at March 31, 2019	$927,071
PMAL Income from April 1, 2019 to June 30, 2019 attributable to NCI	144,658
Value of NCI at June 30, 2019	$1,071,729

The following table shows the change in the value of the NCI for the six-month period ending of June 30, 2018:

Value of NCI at December 31, 2017	$453,377
PMAL Income from January 1, 2018 to June 30, 2018 attributable to NCI	364,293
Value of NCI at June 30, 2018	$817,670

The following table shows the value of the non-controlling interests (“NCI”) for the three-month period ending June 30, 2018:

Value of NCI at March 31, 2018	$651,114
PMAL Income from April 1, 2018 to June 30, 2018 attributable to NCI	166,556
Value of NCI at June 30, 2018	$817,670

Berkshire Loans

On August 31, 2018, PMAL entered into a Loan and Security Agreement (the “PMAL Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3.3 million on June 30, 2019 of which the Company had drawn $745,431.

On August 31, 2018, pursuant to the PMAL Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans.

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 5.69% at June 30, 2019. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 6.69% at June 30, 2019.

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

The PMAL Loan and Security Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

The PMAL Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $3.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of June 30, 2019, PMAL was in compliance with the covenants contained within the PMAL Loan and Security Agreement.

The obligations of PMAL under the PMAL Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the PMAL Loan and Security Agreement, and has pledged its equity in PMAL.

The table below represents the future minimum repayments of Berkshire Term Loan A and Berkshire Term Loan B as of June 30, 2019.

Years ending December 31,	Term Loans Minimum Amortization
2019 (remaining six months)	$300,000
2020	600,000
2021	3,650,000
Total	4,550,000
Unamortized debt and financing cost	145,170
Total (net of unamortized debt and financing cost)	$4,404,830

As of June 30, 2019, the principal balance of Term Loan A was $3,125,000 and the principal balance of Term Loan B was $1,425,000. As of December 31, 2018, the principal balance of Term Loan A was $3,375,000 and the principal balance of Term Loan B was $1,475,000. The total amount of unamortized debt financing cost was $145,170 and $180,010 at June 30, 2019 and December 31, 2018, respectively.

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

The Compensation Committee adopted a 2017-2019 Amerinac Holding Corp. Executive Bonus Plan (the “Executive Bonus Plan”), which is subject to and governed by the terms of the 2017 Amerinac Holding Corp. 2017 Equity Incentive Plan. Certain key employees will participate in the Executive Bonus Plan. The Executive Bonus Plan is designed to (i) offer variable compensation primarily in equity of the Company if executives achieve annual target growth amounts and (ii) align the incentives of executives and shareholders.

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

As of December, 31, 2018, the Company had accrued $103,000 in bonus for Mssrs. Wachter and Golden. On March 25, 2019, the Board authorized the payment of these bonuses to be in cash and the bonuses were paid on April 12, 2019.

For the six months ended June 30, 2019, the Company accrued an additional $177,000 for bonuses. At June 30, 2019, the Company had accrued $177,000 for bonuses to executives.

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

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the six months ended June 30, 2019 is as follows:

	CAS	PMAL
Net revenue	$8,494,047	$15,568,280

Cost of goods sold	6,985,022	12,184,427

Gross profit	1,509,025	3,383,853

Operating expenses:
General and administrative expenses	958,673	1,443,026
Professional and consulting fees	38,926	130,986
Total operating expenses	997,599	1,574,012

Income before other income (expense)	$511,426	$1,809,841

Below is the Segment reconciliation to total net income

Income from segments above	$2,321,267

Non-allocated expenses

Interest expense	(240,430)
General and administrative expenses	(267,727)
Professional and consulting fees	(20,792)
Total non-allocated expenses	(528,949)

Income before provision for income taxes	$1,792,318

Segment information for the three months ended June 30, 2019 is as follows:

	CAS	PMAL
Net revenue	$4,176,218	$7,381,141

Cost of goods sold	3,469,766	5,783,306

Gross profit	706,452	1,597,835

Operating expenses:
General and administrative expenses	492,228	714,291
Professional and consulting fees	26,559	41,784
Total operating expenses	518,787	756,075

Income before other income (expense)	$187,665	$841,760

Below is the Segment reconciliation to total net income

Income from segments above	$1,029,425

Non-allocated expenses

Interest expense	(118,635)
General and administrative expenses	(132,246)
Professional and consulting fees	(12,794)
Total non-allocated expenses	(263,675)

Income before provision for income taxes	$765,750

Segment information for the six months ended June 30, 2018 is as follows:

	CAS	PMAL
Net Revenue	$5,199,535	$16,814,146

Cost of goods sold	4,100,740	13,790,715

Gross profit	1,098,795	3,023,431

Operating expenses:
General and administrative expenses	850,623	1,018,912
Professional and consulting fees	40,677	104,584
Total operating expenses	891,300	1,123,496

Income before other income (expense)	$207,495	$1,899,935

Below is the Segment reconciliation to total net income

Income from segments above	$2,107,430

Non-allocated expenses
Interest expense	(728,925)
General and administrative expenses	(259,295)
Other income (expense)	288,596
Total non-allocated expenses	(699,624)

Income before	$1,407,806
provision for income taxes

Segment information for the three months ended June 30, 2018 is as follows:

	CAS	PMAL
Net Revenue	$2,719,570	$8,591,327

Cost of goods sold	2,131,684	7,344,231

Gross profit	587,886	1,247,096

Operating expenses:
General and administrative expenses	466,970	508,256
Professional and consulting fees	16,697	(16,314)
Total operating expenses	483,667	491,942

Income before other income (expense)	$104,219	$755,154

Below is the Segment reconciliation to total net income

Income from segments above	$859,373

Non-allocated expenses

Interest expense - net	(363,774)
General and administrative expenses	(86,253)
Professional and consulting fees	(36,452)
Other income	278,244
Total	(171,783)

Income before provision for income taxes	$651,138

Segment asset information for the Company is as follows:

	June 30, 2019	December 31, 2018
PMAL assets	$14,221,255	$12,982,588
CAS assets	6,789,307	4,526,530
Corporate assets	91,365	763,121
Total assets	$21,101,927	$18,272,239

10. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the unaudited condensed consolidated financial statements and consist of taxes currently due. For 2018, our current effective tax rate is lower than the Federal and state effect rate primarily to the release of a portion of the valuation allowance.

Tax information for the six-months ended June 30, 2019 and 2018 is as follows:

	For the six months ended June 30,
	2019	2018

Current income tax
Federal	$-	$-
State	95,793	131,557
City	-	-
Total current income tax	$95,793	$131,557

Deferred income tax
Federal	$329,154	$-
State	36,573	-
City	-	-
Total deferred income tax	$365,727	$-

Total income tax expense	$461,520	$131,557

The Company’s deferred tax assets and liability relates mainly to a temporary timing difference in long-term assets. There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded in the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2019 or 2018. Additionally, there were no interest or penalties outstanding as of or for each of the six months ended June 30, 2019 and 2018.

The federal and state tax returns for the years ending December 31, 2015, 2016, and 2017 have been filed, but are still open to examination. Federal and state tax returns for the year ending December 31, 2018 have not been filed.

11. SUBSEQUENT EVENTS

On July 15, 2019, CAS entered into a Loan and Security Agreement (the “CAS Loan and Security Agreement”) with Berkshire Bank establishing a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “CAS Revolving Loan”). Borrowings under the CAS Revolving Loan may be used to finance working capital and other general corporate purposes.

Borrowings under the CAS Revolving Loan bear interest at a rate equal to the ICE LIBOR rate plus 3.00%.

The outstanding principal amount of any borrowings under the CAS Revolving Loan will be due and payable on July 15, 2022, subject to an earlier maturity date upon an event of default. Any unpaid principal and interest shall be due on the maturity date.

The CAS Loan and Security Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.

The CAS Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement covenant. Under the cash flow coverage covenant, commencing with the fiscal quarter ending September 30, 2019, CAS shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, commencing with the fiscal quarter ending December 31, 2019, CAS shall maintain a tangible net worth of no less than $1.5 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of CAS’s prior years undistributed net income.

The obligations of CAS under the CAS Loan and Security Agreement are secured by liens and security interests on all assets of CAS. The Company is a secured guarantor of the CAS Loan and Security Agreement, and has pledged its equity in CAS.

Effective July 1, 2019, the Company and SBN entered into a Membership Interest Redemption Agreement (the “Redemption Agreement”) pursuant to which the Company will purchase the remaining SBN Membership Interests from SBN for a purchase price of $3,000,000.

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

The unaudited condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2019 may not be indicative of the results for the entire year.

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

At June 30, 2019, Remelt Sources, Inc., Universal Stainless & Alloy Products, PACCAR, Eastham Forge and Drive Automotive receivables were 17.8%, 13.4%, 11.9%, 11.2% and 10.2% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, and Universal Stainless & Alloy Products receivables were 20.9%, 15.0%, 14.0%, and 13.0% of total receivables, respectively.

For the six-month period ending June 30, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 20.3%, 17.0%, 15.6%, and 12.0% of sales, respectively. For the three-month period ending June 30, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 21.8%, 15.7%, 16.2%, and 10.8% of sales, respectively. For the six-month period ending June 30, 2018, Remelt Sources, Inc., AMG-Vanadium, Ametek, PACCAR and Universal Stainless & Alloy Products accounted for 19.5%, 16.4%, 15.1%, 13.7% and 12.5% of sales, respectively. For the three-month period ending June 30, 2018, Remelt Sources, Inc., Ametek, AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 21.1%, 18.7%, 14.2%, 14.1% and 11.4% of sales, respectively.

For the six-month period ending June 30, 2019, no supplier represented more than 10% of purchases. For the three-month period ending June 30, 2019, no supplier represented more than 10% of purchases. For the six-month period ending June 30, 2018, no supplier represented more than 10% of purchases. For the three-month period ending June 30, 2018, no supplier represented more than 10% of purchases. At June 30, 2019, AVK represented approximately 16.9% of accounts payable. At December 31, 2018, AVK represented approximately 11.8% of accounts payable.

Results from Operations for six months ending June 30, 2019 vs June 30, 2018

The Company’s revenues increased 9.3% or $2,048,646 for the six months ended June 30, 2019 to $24,062,327 from $22,013,681 in the comparable period last year. The primary driver of the increase in sales was increased revenue at our distribution subsidiary. PMAL is our sole manufacturing subsidiary and had $15,568,280 in revenue for the six months ended June 30, 2019. PMAL revenue was down $1,245,866 or 7.4% for the six months ended June 30, 2019 versus June 30, 2018 as we eliminated low margin business. Our distribution subsidiary was up $3,294,512 or 63.4% in revenue for the six months ended June 30, 2019 versus June 30, 2018 due to the pick-up in existing customer activity and the addition of new customers.

The Company’s gross profit increased approximately 18.7% or $770,652 for the six months ended June 30, 2019 to $4,892,878 from $4,122,226 in the comparable period last year. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit. For the six months ended June 30, 2019, gross profit at our distribution subsidiary increased by $410,230 or approximately 37.3% versus 2018 year to date. At our manufacturing subsidiary, our gross profit contribution accounted for approximately 69.2% of the Company’s total gross profit and has a margin of approximately 21.7%.

The Company’s total operating expenses increased 25.8% or $586,039 for the six months ended June 30, 2019 to $2,860,130 from $2,274,091 in the comparable period last year primarily due to increasing sales at the Company.

The Company’s accounts receivable have increased by $1,920,251 to $5,721,417 at June 30, 2019 from $3,801,166 at December 31, 2018; this difference is due to mainly to an increase in sales. The Company’s inventory increased by $255,212 from December 31, 2018 to June 30, 2019 due to normal variations in delivery schedules and to support increased sales. The Company expects to see relatively stable inventory levels in both subsidiaries in the short to medium term.

Results from Operations for three months ending June 30, 2019 vs June 30, 2018

The Company’s revenues increased 2.2% or $246,462 for the three months ended June 30, 2019 to $11,557,359 from $11,310,897 in the comparable period last year. PMAL, our sole manufacturing subsidiary, had $7,381,141 in revenue for the three months ended June 30, 2019. PMAL revenue was down $1,210,186 or 14.1% for the three months ended June 30, 2019 versus June 30, 2018. Our distribution subsidiary was up approximately $1,456,648 or 53.6% in revenue for the three months ended June 30, 2019 versus June 30, 2018 due to the pick-up in existing customer activity and the addition of new customers.

The Company’s gross profit increased approximately 25.6% or $469,305 for the three months ended June 30, 2019 to $2,304,287 from $1,834,982 in the comparable period last year. For the three months ended June 30, 2019, gross profit at our distribution subsidiary increased by $118,566 or approximately 20.2% versus the comparable period last year. For the three months ended June 30, 2019, gross profit at our manufacturing subsidiary increased by $350,739 or approximately 28.1% versus the comparable period last year due to better margin mix with our customer base.

The Company’s total operating expenses increased 29.3% or $321,588 for the three months June 30, 2019 to $1,419,902 from $1,098,314 from in the comparable period last year primarily due to increasing sales at the Company and in anticipation of increased sales.

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

The Company believes it can expand its business with its present staff numbers. The Company’s PMAL subsidiary has the ability to borrow under its revolving credit facility with Berkshire Bank. In addition, the Company’s CAS subsidiary can utilize borrowings under its new revolving credit facility with Berkshire Bank entered into on July 15, 2019 in an aggregate principal amount of up to $6.0 million to finance an increase in working capital in order to increase the size of the business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2019 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

AMERINAC HOLDING CORP.

Dated: August 14, 2019	/s/ John Wachter
John Wachter
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

