Form 10-Q
period 2019-09-30
Amerinac Holding Corp.
filed 2019-11-13
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
None

Number of shares outstanding of the registrant’s common stock, as of November 8, 2019: 313,636

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$93,346	$360,283
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of September 30, 2019 and December 31, 2018.)	4,683,030	3,801,166
Inventories (net of reserve for obsolesence of $158,009 and $151,009 as of September 30, 2019 and December 31, 2018.)	6,738,003	5,580,942
Other current assets	214,837	230,985

Total current assets	11,729,216	9,973,376

Property, land and equipment - net	6,057,611	6,125,183

Other assets:
Customer lists - net of amortization	1,558,833	1,708,084
Right-of-use asset	1,151,482	-
Deferred tax asset	-	358,686
Goodwill	54,993	54,993
Other	65,593	51,917
Total other assets	2,830,901	2,173,680

Total	$20,617,728	$18,272,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit, net	$3,065,707	$1,092,058
Accounts payable and accrued expenses	3,861,944	3,275,011
Notes payable, net- short term	600,000	600,000
Finance leases payable - short term	51,051	43,435
Operating leases payable - short term	252,323	-
Income taxes payable	402,802	14,351

Total current liabilities	8,233,827	5,024,855

Long-term liabilities:
Notes payable, net	3,672,250	4,069,990
Finance leases payable - net of current portion	92,285	113,358
Operating leases payable - net of current portion	942,852	-
Deferred tax liability	249,814	-
Total long-term liabilities	4,957,201	4,183,348

Total liabilities	13,191,028	9,208,203

Commitments and contingencies

Redeemable non-controlling interest	-	757,778

Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 313,636 issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	313	313
Additional paid-in capital	14,141,377	16,383,599
Accumulated deficit	(6,714,990)	(8,077,654)

Total stockholders' equity	7,426,700	8,306,258

Total liabilities and stockholders' equity	$20,617,728	$18,272,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	FOR THE NINE MONTHS		FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2019	2018	2019	2018

Net revenue	$34,690,265	$32,986,071	$10,627,938	$10,972,390

Cost of goods sold	27,946,737	26,743,807	8,777,288	8,852,352

Gross profit	6,743,528	6,242,264	1,850,650	2,120,038

Operating expenses:
General and administrative expenses	3,747,801	3,136,605	1,078,375	1,077,456
Professional and consulting fees	259,014	294,065	68,310	79,123
Total operating expenses	4,006,815	3,430,670	1,146,685	1,156,579

Income before other (expense) income	2,736,713	2,811,594	703,965	963,459

Other (expense) income:
Interest	(377,098)	(1,036,934)	(136,668)	(308,009)
Other income	-	84,882	-	(203,714)
Total other (expense) income	(377,098)	(952,052)	(136,668)	(511,723)

Income before provision for income taxes	2,359,615	1,859,542	567,297	451,736

Income tax expense	(996,951)	(103,751)	(535,431)	27,806

Net income	1,362,664	1,755,791	31,866	479,542

Non-controlling interest share of net income	-	453,215	(313,951)	88,922

Net income attributable to Amerinac Holding Corp. shareholders	$1,362,664	$1,302,576	$345,817	$390,620

Basic and diluted earnings per share applicable to common stockholders:
Earnings per share	$4.34	$4.38	$1.10	$1.31

Weighted average shares outstanding:
Basic and diluted	313,636	297,386	313,636	297,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2018	297,386	$297	$15,733,615	$(10,103,722)	$5,630,190

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	1,302,576	1,302,576

Balance, September 30, 2018	297,386	$297	$15,733,615	$(8,801,146)	$6,932,766

Balance, January 1, 2019	313,636	$313	$16,383,599	$(8,077,654)	$8,306,258

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	1,362,664	1,362,664

Purchase of minority interest	-	-	(2,242,222)	-	(2,242,222)

Balance, September 30, 2019	313,636	$313	$14,141,377	$(6,714,990)	$7,426,700

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, July 1, 2018	297,386	$297	$15,733,615	$(9,191,766)	$6,542,146

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	390,620	390,620

Balance, September 30, 2018	297,386	$297	$15,733,615	$(8,801,146)	$6,932,766

Balance, July 1, 2019	313,636	$313	$16,383,599	$(7,060,807)	$9,323,105

Net income attributable to Amerinac
Holding Corp. shareholders	-	-	-	345,817	345,817

Purchase of minority interest	-	-	(2,242,222)	-	(2,242,222)

Balance, September 30, 2019	313,636	$313	$14,141,377	$(6,714,990)	$7,426,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,362,664	$1,755,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617,067	564,136
Amortization of deferred financing fees	54,056	103,405
Non-cash lease expense	135,286	-
Deferred income taxes	608,500	-
Net loss on debt extinguishment	-	69,722
Inventory reserve	7,000	(130,260)
Changes in assets and liabilities:
Increase in accounts receivable	(881,864)	(1,960,537)
Increase in inventory	(1,164,061)	(1,414,714)
Decrease in operating leases payable	(91,593)	-
Decrease in other current assets	16,148	261,445
Increase in other assets	(13,676)	-
Increase in income taxes payable	388,451	102,205
Increase in accounts payable and accrued expenses	586,933	1,989,730
Net cash provided by operating activities	1,624,911	1,340,923

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from escrow receivable from sale	-	500,000
Purchase of minority interest	(3,000,000)	-
Purchase of property and equipment	(377,701)	(145,135)
Net cash (used in) provided by investing activities	(3,377,701)	354,865

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on line of credit	1,973,649	1,375,302
Payments on notes payable	(450,000)	-
Proceeds from notes payable	-	4,790,955
Payments on finance leases	(37,796)	(11,283)
Payments on notes payable - related party	-	(7,886,201)
Net cash provided by (used in) financing activities	1,485,853	(1,731,227)

DECREASE IN CASH	(266,937)	(35,439)

CASH - BEGINNING OF PERIOD	360,283	348,398

CASH - END OF PERIOD	$93,346	$312,959

Cash paid during the period for:
Interest	$317,145	$1,030,076
Income taxes	$-	$1,546

Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$1,277,143	$-
Acquisition of equipment through finance lease	$26,450	$178,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly”) and its wholly-owned manufacturing subsidiary, Prime Metals Acquisition LLC, a Delaware limited liability company (“PMAL”). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed on March 26, 2019.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts have been eliminated.

Earnings Per Share

Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of September 30, 2019 and 2018.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates relate to the useful lives and impairment considerations of long-lived and intangible assets, reserves for inventory and accounts receivable, going concern considerations, discount rates in connection with right-of-use assets and the valuation of redeemable non-controlling interest.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of September 30, 2019 and December 31, 2018. The Company determines receivables to be past due based on the payment terms of original invoices. Accounts are written off against the allowance when deemed uncollectable. Interest is not typically charged on past due receivables.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of September 30, 2019, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value. As of September 30, 2019 and December 31, 2018, the inventory reserve for Creative Assembly was $75,160 and $68,160, respectively.

For the Company’s manufacturing subsidiary, PMAL, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of September 30, 2019, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand.

For PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well other market conditions and events. As of September 30, 2019 and December 31, 2018, the inventory reserve for PMAL was $82,849.

The Company’s inventory consists of the following:

	September 30, 2019	December 31, 2018

Raw Materials	$2,509,491	$2,133,311
Finished Goods	4,386,521	3,598,640
Reserves	(158,009)	(151,009)

Total	$6,738,003	$5,580,942

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

Concentration of Credit Risk

At September 30, 2019, AMG-Vanadium, Eastham Forge, PACCAR, Remelt Sources, Inc. and Drive Automotive receivables were 17.5%, 13.9%, 13.7%, 13.1% and 11.1% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, and Universal Stainless & Alloy Products receivables were 20.9%, 15.0%, 14.0%, and 13.0% of total receivables, respectively.

For the nine-month period ending September 30, 2019, Remelt Sources, Inc., AMG-Vanadium, and PACCAR accounted for 20.1%, 17.4%, and 16.6% of sales, respectively. For the three-month period ending September 30, 2019, Remelt Sources, Inc., AMG-Vanadium and PACCAR accounted for 19.5%, 18.6% and 18.2% of sales, respectively. For the nine-month period ending September 30, 2018, Remelt Sources, Inc., Ametek, AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 18.2%, 16.1%, 15.6%, 14.0% and 12.5% of sales, respectively. For the three-month period ending September 30, 2018, Ametek, Remelt Sources, Inc., PACCAR, AMG-Vanadium and Universal Stainless & Alloy Products accounted for 18.3%, 15.6%, 14.6%, 14.1% and 11.0% of sales, respectively.

Concentration of Suppliers

For the nine-month period ending September 30, 2019, no supplier represented more than 10% of purchases. For the three-month period ending September 30, 2019, AVK represented 10.1% of purchases. For the nine-month period ending September 30, 2018, no supplier represented more than 10% of purchases. For the three-month period ending September 30, 2018, no supplier represented more than 10% of purchases. At September 30, 2019, AVK represented approximately 15.8% of accounts payable. At December 31, 2018, AVK represented approximately 11.8% of accounts payable.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our unaudited condensed consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2019, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes”, the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of September 30, 2019 and December 31, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of September 30, 2019 and December 31, 2018.

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

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company did not record any deferred revenue as of September 30, 2019 and December 31, 2018.

Redeemable Non-controlling Interest

Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the unaudited condensed consolidated balance sheets (see Note 7).

Recently Adopted Authoritative Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. Under this elected package of practical expedients, the Company does not separate non-lease components from the lease component. Therefore, all lease and non-lease components are combined and accounted for as a single lease component. On adoption, the Company recognized additional operating lease liabilities of approximately $251,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

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

3. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. Depreciation expense was $467,817 and $414,886 for the nine months ended September 30, 2019 and 2018. Depreciation expense was $159,389 and $208,724 for the three months ended September 30, 2019 and 2018.

	September 30, 2019	December 31, 2018

Land, buildings and improvements	$3,419,779	$3,419,779
Equipment	3,864,075	3,463,829
Total	7,283,854	6,883,608
Less accumulated depreciation	(1,226,243)	(758,425)
Net property, land and equipment	$6,057,611	$6,125,183

As described in Note 7, the Company has $7,507,001 in debt secured against the property, land and equipment.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable	$3,287,407	$3,060,269
Interest	43,494	35,805
Salaries and bonus	524,366	116,930
Other	6,677	62,007
	$3,861,944	$3,275,011

5. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of September 30, 2019, the value, net of amortization, of the customer list was $1,558,833.

Amortization expense for the years ended December 31, 2019 through 2023 will be $199,000 per year. The Company will continue to expense $199,000 annually until 2027. Amortization expense was $149,250 for each of the nine months ended September 30, 2019 and 2018 and $49,750 for each of the three months ended September 30, 2019 and 2018.

6. LEASES

Operating Leases

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option will result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

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

Leases recorded on the balance sheet consist of the following:

Leases	Classification on the Balance Sheet	September 30, 2019

Assets
Operating lease ROU assets	Right-of-use asset	$1,151,482
Finance lease ROU assets	Property, land and equipment, net	$150,966
Liabilities
Current
Operating	Operating leases payable – short term	$252,323
Finance	Finance leases payable – short term	$51,051
Noncurrent
Operating	Operating leases payable – net of current portion	$942,852
Finance	Finance leases payable – net of current portion	$92,285

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2019 are:

September 30, 2019
Weighted average remaining lease term	52.3 months
Weighted average discount rate	5.63%

The components of lease expense, included in general and administrative expenses and interest expense on the unaudited condensed consolidated statements of income, are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost:
Operating lease cost	$75,335	$164,767
Finance lease cost:
Amortization of ROU assets	16,347	37,796
Interest expense	1,869	5,519
Total lease cost	$93,551	$208,082

Supplemental disclosures of cash flow information related to leases for the nine months ended September 30, 2019 were as follows:

Cash paid for operating lease obligations was $136,455. Operating lease asset obtained for operating lease obligation was $1,277,143.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2019:

October 1, 2019 through December 31, 2019	$78,279
2020	313,115
2021	313,115
2022	287,448
2023	236,115
2024	118,058
Total undiscounted future minimum lease payments	1,346,130
Less: Imputed interest	150,955
Present value of operating lease obligations	$1,195,175

The Company has two leased facilities, which are office, manufacturing and warehouse space. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Under the elected package of practical expedients, the Company does not separate non-lease components from the lease component. Therefore all lease and non-lease components are combined and accounted for as single lease component. The lease on our facility in Texas expired in February 2019. In May 2019, we entered into a new lease for a new Texas facility that commenced on May 1, 2019 and recorded a right of use asset and corresponding lease liability in the second quarter of 2019. Lease expense was $164,767 for the nine months ended September 30, 2019. Lease expense was $75,335 for the three months ended September 30, 2019. Lease expense for the nine months ended September 30, 2019 includes $14,133 related to month to month lease expense in the Texas facility prior to commencement of the new agreement on May 1, 2019 as noted above.

Finance and Capital Leases

The below chart shows our obligations under finance and capital leases:

	Finance Leases September 30, 2019	Capital Leases December 31, 2018
Obligations under finance and capital leases	$143,336	$156,793
Less: current portion	51,051	43,435
Long-term portion	$92,285	$113,358

Future minimum repayments

The table below presents the future minimum repayments of finance lease obligations for the Company as of September 30, 2019:

Years ending December 31,	Finance lease obligations as of September 30, 2019
2019 (remaining three months)	$14,543
2020	54,983
2021	53,663
2022	26,180
2023	2,790
Total future minimum repayments inclusive of interest	152,159
Interest	8,823
Total principal repayments	$143,336

The table below presents the future minimum repayments of capital lease obligations for the Company as of December 31, 2018:

Years ending December 31,	Capital lease obligations as of December 31, 2018
2019	$50,199
2020	50,199
2021	48,878
2022	21,396
Total future minimum repayments inclusive of interest	170,672
Interest	13,879
Total principal repayments	$156,793

The Company’s weighted average remaining lease term and weighted average discount rate for finance leases as of September 30, 2019 are:

September 30, 2019
Weighted average remaining lease term	33.5 months
Weighted average discount rate	4.98%

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

The Company has accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation was reflected before stockholders’ equity as Redeemable Non-Controlling interest. Due to the SBN Membership Interests, Summit was considered a related party of the Company for the purposes of these unaudited condensed consolidated financial statements. Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018. SBN’s pro-rata net income allocation was made at a rate of 25% through August 31, 2018 and 20% commencing September 1, 2018 in accordance with the reduction in membership interests.

Effective July 1, 2019, the Company and SBN entered into a Membership Interest Redemption Agreement pursuant to which the Company purchased the remaining SBN Membership Interests from SBN for a purchase price of $3,000,000 cash. SBN also waived its share of income for all of 2019, and therefore, the Company transferred the $313,951 of income previously allocated to SBN to the shareholders of Amerinac Holding Corp. during the three months ended September 30, 2019. In addition, the Company adjusted additional paid-in capital downward by $2,242,222 to reflect the difference between the purchase price and the balance sheet value of the non-controlling interests.

The Membership Interest Redemption Agreement contains a look-back provision that entitles SBN to receive additional compensation in the event the Company sells PMAL or its assets in a subsequent transaction within three hundred and sixty-five (365) days following the repurchase. Such additional compensation would be equal to the difference between what SBN received in the repurchase and what the SBN Membership Interests would be worth at the subsequent transaction date.

The following table shows the value of the non-controlling interests (“NCI”) for the nine-month period ended September 30, 2019:

Value of NCI at December 31, 2018	$757,778
PMAL Income from January 1, 2019 to June 30, 2019 attributable to NCI	$313,951
Value of NCI at June 30, 2019	$1,071,729
Purchase of NCI on July 1, 2019	(757,778)
Transfer of PMAL Income allocated to SBN to Amerinac Holding Corp.	(313,951)
Value of NCI at September 30, 2019	$0

The following table shows the value of the non-controlling interests (“NCI”) for the three-month period ending September 30, 2019:

Value of NCI at June 30, 2019	$1,071,729
Purchase of NCI on July 1, 2019	(757,778)
Transfer of PMAL Income allocated to SBN to Amerinac Holding Corp.	(313,951)
Value of NCI at September 30, 2019	$0

The following table shows the change in the value of the NCI for the nine-month period ending of September 30, 2018:

Value of NCI at January 1, 2018	$453,377
PMAL Income from January 1, 2018 to September 30, 2018 attributable to NCI	453,215
Reduction in NCI on September 30, 2018	(185,834)
Value of NCI at September 30, 2018	$720,758

The following table shows the value of the non-controlling interests (“NCI”) for the three-month period ending September 30, 2018:

Value of NCI at June 30, 2018	$817,670
PMAL Income from July 1, 2018 to September 30, 2018 attributable to NCI	88,922
Reduction in NCI on September 30, 2018	(185,834)
Value of NCI at September 30, 2018	$720,758

PMAL Berkshire Loans

On August 31, 2018, PMAL entered into a Loan and Security Agreement (the “PMAL Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3.3 million on September 30, 2019 of which the Company had drawn $1,882,147.

On August 31, 2018, pursuant to the PMAL Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans. On August 16, 2019, the PMAL Loan and Security Agreement was amended to permit a one-time cash distribution of $1.5 million which was used to partially fund the Company’s repurchase of the SBN Membership Interests.

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 5.36% at September 30, 2019. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 6.36% at September 30, 2019.

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

The PMAL Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $3.1 million. On December 31, 2019, the tangible net worth requirement will increase to $4.1 million pursuant to the amendment executed on August 16, 2019. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of September 30, 2019, PMAL was in compliance with the covenants contained within the PMAL Loan and Security Agreement.

The obligations of PMAL under the PMAL Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the PMAL Loan and Security Agreement, and has pledged its equity in PMAL.

The table below represents the future minimum repayments of Berkshire Term Loan A and Berkshire Term Loan B as of September 30, 2019.

Years ending December 31,	Term Loans Minimum Amortization
2019 (remaining three months)	$150,000
2020	600,000
2021	3,650,000
Total	4,400,000
Unamortized debt and financing cost	127,750
Total (net of unamortized debt and financing cost)	$4,272,250

As of September 30, 2019, the principal balance of Term Loan A was $3,000,000 and the principal balance of Term Loan B was $1,400,000. As of December 31, 2018, the principal balance of Term Loan A was $3,375,000 and the principal balance of Term Loan B was $1,475,000. The total amount of unamortized debt financing cost was $127,750 and $180,010 at September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, the Company amortized $17,420 and $52,260, respectively in debt financing cost.

CAS Berkshire Loan

On July 15, 2019, CAS entered into a Loan and Security Agreement (the “CAS Loan and Security Agreement”) with Berkshire Bank establishing a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “CAS Revolving Loan”). Borrowings under the CAS Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3.2 million on September 30, 2019 of which the Company had drawn $1,224,854. This amount is reflected net of an unamortized discount of $41,294 on the Company’s unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2019, the Company amortized $1,795 in debt financing cost.

On August 16, 2019, the CAS Loan and Security Agreement was amended to permit a one-time cash distribution of $1.5 million which was used to partially fund the Company’s repurchase of the SBN Membership Interests.

Borrowings under the CAS Revolving Loan bear interest at a rate equal to the ICE LIBOR rate plus 3.00%, which was 5.11% at September 30, 2019.

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

The CAS Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement covenant. Under the cash flow coverage covenant, commencing with the fiscal quarter ending September 30, 2019, CAS shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, commencing with the fiscal quarter ending December 31, 2019, CAS shall maintain a tangible net worth of no less than $1.0 million, as amended on August 16, 2019. The tangible net worth amount required shall increase annually on each June 30 by 50% of CAS’s prior years undistributed net income. As of September 30, 2019, the Company was in compliance will all covenants under the CAS Loan and Security Agreement.

The obligations of CAS under the CAS Loan and Security Agreement are secured by liens and security interests on all assets of CAS. The Company is a secured guarantor of the CAS Loan and Security Agreement, and has pledged its equity in CAS.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to the possibility of claims and lawsuits arising in the normal course of business. In the opinion of management, the Company liability, if any, under existing claims, asserted or unasserted, would not have a material adverse effect on the Company’s unaudited condensed consolidated financial position or results of operations.

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

For the nine months ended September 30, 2019, the Company accrued an additional $200,000 for bonuses. At September 30, 2019, the Company had accrued $200,000 for bonuses to executives.

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

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the nine months ended September 30, 2019 is as follows:

	CAS	PMAL
Net revenue	$12,751,909	$21,938,356

Cost of goods sold	10,449,862	17,496,875

Gross profit	2,302,047	4,441,481

Operating expenses:
General and administrative expenses	1,353,878	2,026,957
Professional and consulting fees	61,039	168,120
Total operating expenses	1,414,917	2,195,077

Income before other income (expense)	$887,130	$2,246,404

Below is the Segment reconciliation to total net income

Income from segments above	$3,133,534

Non-allocated expenses

Interest expense	(377,098)
General and administrative expenses	(366,966)
Professional and consulting fees	(29,855)
Total non-allocated expenses	(773,919)

Income before provision for income taxes	$2,359,615

Segment information for the three months ended September 30, 2019 is as follows:

	CAS	PMAL
Net revenue	$4,257,862	$6,370,076

Cost of goods sold	3,464,840	5,312,448

Gross profit	793,022	1,057,628

Operating expenses:
General and administrative expenses	395,205	583,931
Professional and consulting fees	22,113	37,134
Total operating expenses	417,318	621,065

Income before other income (expense)	$375,704	$436,563

Below is the Segment reconciliation to total net income

Income from segments above	$812,267

Non-allocated expenses

Interest expense	(136,668)
General and administrative expenses	(99,239)
Professional and consulting fees	(9,063)
Total non-allocated expenses	(244,970)

Income before provision for income taxes	$567,297

Segment information for the nine months ended September 30, 2018 is as follows:

	CAS	PMAL
Net Revenue	$8,312,577	$24,673,494

Cost of goods sold	6,547,851	20,195,956

Gross profit	1,764,726	4,477,538

Operating expenses:
General and administrative expenses	1,271,145	1,577,183
Professional and consulting fees	54,427	154,251
Total operating expenses	1,325,572	1,731,434

Income before other income (expense)	$439,154	$2,746,104

Below is the Segment reconciliation to total net income

Income from segments above	$3,185,258

Non-allocated expenses
Interest expense	(1,036,934)
General and administrative expenses	(373,664)
Other income (expense)	84,882
Total non-allocated expenses	(1,325,716)

Income before provision for income taxes	$1,859,542

Segment information for the three months ended September 30, 2018 is as follows:

	CAS	PMAL
Net Revenue	$3,113,042	$7,859,348

Cost of goods sold	2,447,111	6,405,241

Gross profit	665,931	1,454,107

Operating expenses:
General and administrative expenses	420,522	558,271
Professional and consulting fees	13,750	49,667
Total operating expenses	434,272	607,938

Income before other income (expense)	$231,659	$846,169

Below is the Segment reconciliation to total net income

Income from segments above	$1,077,828

Non-allocated expenses

Interest expense - net	(308,009)
General and administrative expenses	(114,369)
Other income	(203,714)
Total	(626,092)

Income before provision for income taxes	$451,736

Segment asset information for the Company is as follows:

	September 30, 2019	December 31, 2018
PMAL assets	$14,060,079	$12,982,588
CAS assets	6,417,972	4,526,530
Corporate assets	139,677	763,121
Total assets	$20,617,728	$18,272,239

10. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the unaudited condensed consolidated financial statements and consist of taxes currently due. For 2018, our current effective tax rate is lower than the Federal and state effect rate primarily to the release of a portion of the valuation allowance.

Tax information for the nine-months ended September 30, 2019 and 2018 is as follows:

	For the nine months ended September 30,
	2019	2018

Current income tax
Federal	$66,985	$-
State	321,466	103,751
City	-	-
Total current income tax	$388,451	$103,751

Deferred income tax
Federal	$438,120	$-
State	170,380	-
City	-	-
Total deferred income tax	$608,500	$-

Total income tax expense	$996,951	$103,751

The Company’s deferred tax assets and liability relates mainly to a temporary timing difference in long-term assets. There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit that should have been recorded in the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2019 or 2018. Additionally, there were no interest or penalties outstanding as of or for each of the nine months ended September 30, 2019 and 2018.

The federal and state tax returns for the years ending December 31, 2016, 2017 and 2018 have been filed, but are still open to examination.

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

The unaudited condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2019 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

Through its Creative Assembly Systems, Inc. (“Creative Assembly”) segment, the Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for industrial/commercial applications that require a high level of certified and assured quality.

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

Through its Prime Metals Acquisition LLC (“PMAL”) segment, the Company is a manufacturer of specialty ingot and electrode products which are supplied for investment castings, forging, ring rolling, and plate production. The Company also manufactures shot products and master alloys which are sold to other melt shops, and provides manufacturing support services. The flexible manufacturing operations at PMAL enable the Company to offer a wide range of product grades in customer specific order quantities. The primary grade types include stainless steels, tool steels, nickel-based grades, cobalt based grades and some nonferrous alloys. The Company also offers toll conversion melting services.

The Company’s products are manufactured, by others, to exacting specifications and are made from materials that provide the strength and reliability required for their industrial applications.

At September 30, 2019, AMG-Vanadium, Eastham Forge, PACCAR, Remelt Sources, Inc. and Drive Automotive receivables were 17.5%, 13.9%, 13.7%, 13.1% and 11.1% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, and Universal Stainless & Alloy Products receivables were 20.9%, 15.0%, 14.0%, and 13.0% of total receivables, respectively.

For the nine-month period ending September 30, 2019, Remelt Sources, Inc., AMG-Vanadium, and PACCAR accounted for 20.1%, 17.4%, and 16.6% of sales, respectively. For the three-month period ending September 30, 2019, Remelt Sources, Inc., AMG-Vanadium and PACCAR accounted for 19.5%, 18.6% and 18.2% of sales, respectively. For the nine-month period ending September 30, 2018, Remelt Sources, Inc., Ametek, AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 18.2%, 16.1%, 15.6%, 14.0% and 12.5% of sales, respectively. For the three-month period ending September 30, 2018, Ametek, Remelt Sources, Inc., PACCAR, AMG-Vanadium and Universal Stainless & Alloy Products accounted for 18.3%, 15.6%, 14.6%, 14.1% and 11.0% of sales, respectively.

For the nine-month period ending September 30, 2019, no supplier represented more than 10% of purchases. For the three-month period ending September 30, 2019, AVK represented 10.1% of purchases. For the nine-month period ending September 30, 2018, no supplier represented more than 10% of purchases. For the three-month period ending September 30, 2018, no supplier represented more than 10% of purchases. At September 30, 2019, AVK represented approximately 15.8% of accounts payable. At December 31, 2018, AVK represented approximately 11.8% of accounts payable.

Results from Operations for nine months ending September 30, 2019 vs September 30, 2018

The Company’s revenues increased 5.2% or $1,704,194 for the nine months ended September 30, 2019 to $34,690,265 from $32,986,071 in the comparable period last year. The primary driver of the increase in sales was increased revenue at our distribution subsidiary. PMAL is our sole manufacturing subsidiary and had $21,938,356 in revenue for the nine months ended September 30, 2019. PMAL revenue was down $2,735,138 or 11.1% for the nine months ended September 30, 2019 versus September 30, 2018 as we eliminated low margin business and increased tolling operations as a percentage of revenue. Tolling revenue naturally has a lower revenue and corresponding lower cost of goods as the Company does not purchase the metal. Our distribution subsidiary was up $4,439,332 or 53.4% in revenue for the nine months ended September 30, 2019 versus September 30, 2018 due to the pick-up in existing customer activity and the addition of new customers.

The Company’s gross profit increased approximately 8.0% or $501,264 for the nine months ended September 30, 2019 to $6,743,528 from $6,242,264 in the comparable period last year. From time to time the Company will experience margin mix that will lead to temporarily higher or lower gross profit. For the nine months ended September 30, 2019, gross profit at our distribution subsidiary increased by $537,321 or approximately 30.4% versus 2018 year to date. At our manufacturing subsidiary, our gross profit contribution accounted for approximately 65.9% of the Company’s total gross profit and has a margin of approximately 20.2%.

The Company’s total operating expenses increased 16.8% or $576,145 for the nine months ended September 30, 2019 to $4,006,815 from $3,430,670 in the comparable period last year primarily due to increasing sales at the Company.

The Company’s accounts receivable have increased by $881,864 to $4,683,030 at September 30, 2019 from $3,801,166 at December 31, 2018; this difference is due to mainly to an increase in sales. The Company’s inventory increased by $1,157,061 from December 31, 2018 to September 30, 2019 due to normal variations in delivery schedules and to support increased sales. The Company has increased inventory to support increased sales at its distribution subsidiary. Going forward, the Company expects to see relatively stable inventory levels in both subsidiaries in the short to medium term.

Results from Operations for three months ending September 30, 2019 vs September 30, 2018

The Company’s revenues decreased 3.1% or $344,452 for the three months ended September 30, 2019 to $10,627,938 from $10,972,390 in the comparable period last year. PMAL, our sole manufacturing subsidiary, had $6,370,076 in revenue for the three months ended September 30, 2019. PMAL revenue was down $1,489,272 or 18.9% for the three months ended September 30, 2019 versus September 30, 2018, primarily due to an increase in tolling heats versus primary heats. Our distribution subsidiary was up approximately $1,144,820 or 36.8% in revenue for the three months ended September 30, 2019 versus September 30, 2018 due to the pick-up in existing customer activity and the addition of new customers.

The Company’s gross profit decreased approximately 12.7% or $269,388 for the three months ended September 30, 2019 to $1,850,650 from $2,120,038 in the comparable period last year. For the three months ended September 30, 2019, gross profit at our distribution subsidiary increased by $127,091 or approximately 19.1% versus the comparable period last year due to increased sales. For the three months ended September 30, 2019, gross profit at our manufacturing subsidiary decreased by $396,479 or approximately 27.3% versus the comparable period last year due to a worse margin mix with our customer base due to marginal tolling heats.

The Company’s total operating expenses decreased 0.9% or $9,894 for the three months ending September 30, 2019 to $1,146,685 from $1,156,579 from in the comparable period last year.

Liquidity

The Company believes that it can meet its financial obligations for a period of 12 months from the date of this report at its presently contemplated operating levels.

The Company believes it can expand its business with its present staff numbers. The Company’s PMAL subsidiary has the ability to borrow under its respective revolving credit facility with Berkshire Bank. In addition, the Company’s Creative Assembly subsidiary can utilize borrowings under its new revolving credit facility with Berkshire Bank entered into on July 15, 2019 in an aggregate principal amount of up to $6.0 million to finance an increase in working capital in order to increase the size of the business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2019 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

AMERINAC HOLDING CORP.

Dated: November 13, 2019	/s/ John Wachter
John Wachter
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

