Form 10-K
period 2019-12-31
Amerinac Holding Corp.
filed 2020-03-30
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30185

Amerinac Holding Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-4763096
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5936 State Route 159 Chillicothe, Ohio	45601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614)-836-1050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second quarter ending June 30, 2019 was $11,577,960.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as the latest practicable date: as of March 25, 2020: 311,636.

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

ITEM 1. BUSINESS

Overview of Business

Amerinac Holding Corp. (“Amerinac” or the “Company”) was incorporated in Delaware on December 28, 2005. The Company distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products and a proprietary locking washer product that are used primarily for industrial/commercial applications that require a high level of certified and assured quality. Additionally, the Company manufactures specialty stainless steel, and related products for steel mills, steel forging operations, and various metal fabrication facilities.

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc. (“Creative Assembly” or “CAS”) and its wholly-owned manufacturing subsidiary, Prime Metals Acquisition LLC (“PMAL”). Creative Assembly is a value added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

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

The company believes its competitive attributes are as follows:

•

The Company’s quality system is certified to Rev. C, AS9100D, ISO 9001:2015 and PED quality measures. Since quality is an important measure of industrial suppliers, the Company strives to maintain its quality system to the highest standards in the industry.

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

Suppliers

No supplier represented more than 10% of product distributed for the year ending December 31, 2019. No supplier represented more than 10% of product distributed for the year ending December 31, 2018. Amounts owing to AVK outstanding at December 31, 2019 and 2018 represented 11.9% and 11.8% of accounts payable, respectively. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

Customers

At December 31, 2019, Remelt Sources, Inc., Universal Stainless & Alloys Products, AMG-Vanadium, PACCAR and Eastham Forge were 19.8%, 16.2%, 14.9%, 13.3% and 11.7% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloys Products receivables were 20.9%, 15%, 14% and 13% of total receivables, respectively.

For the year ending December 31, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloys Products accounted for 20.3%, 17%, 16.7% and 11.1% of sales, respectively. For the year ending December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, Ametek and Universal Stainless & Alloys Products accounted for 17.6%, 16.2%, 14%, 13.8% and 12.4% of sales, respectively.

Employees

As of December 31, 2019, the Company had 84 employees, of whom 4 were part-time. We believe our employee relations are very good.

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

Our business or operations could be adversely affected by events outside of our control, such as natural disasters, wars or health epidemics.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including, inventories, property and equipment, and accounts receivable and unbilled receivables.

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

As of December 31, 2019, we have only 54 record holders of our common stock. We may choose to file a Form 15 with the SEC, which would suspend our SEC reporting obligations until the number of record holders of our common stock exceeded 300. Suspending our reporting obligations could adversely affect the liquidity and price of our common stock.

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

In 2020, the Company anticipates engaging an outside consultant to properly test the Company’s internal controls and provide a report to help the Company outlining the steps necessary for the Company to have effective internal controls. Over the past few years, the Company has proactively taken steps to improve internal controls and governance, including but not limited to separation of certain financial reporting duties.

ITEM 2. PROPERTIES

Our principal executive office and distribution center for Creative Assembly is located at 5936 State Route 159 Chillicothe, Ohio. The space is leased by the Company for approximately $6,417 per month until September 2022. The principal manufacturing center for PMAL is located at 101 Innovation Drive, Homer City, Pennsylvania. The Homer City facility is owned by PMAL. Our Texas facility is leased by the Company for $19,676 per month until June 2024. In total, the Company occupies three (3) locations ranging in size throughout the United States for use as warehouse space. All of the space we currently occupy is sufficient for our present and anticipated needs. Management expects no material change in lease expenses through 2020.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR AMERINAC HOLDING CORP.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock currently trades on the OTC: BB or OTC: Pink under the trading symbol “PAOS”. As of December 31, 2019, the Company was authorized to issue 1,500,000 shares of common stock with a $0.001 par value. As of December 31, 2019, there were 54 holders of record of the Company’s common stock and 313,636 shares issued and outstanding.

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

Liquidity and Capital Resources

In 2019, the Company had $1,650,264 of operating cash flow, versus $1,451,253 of operating cash flow in 2018 due to increased profitability after noncash adjustments. Cash flows from investing activities was ($3,492,766) in 2019 versus 735,620 in 2018, primarily because of the repurchase of the non-controlling interests in PMAL. Purchases of property and equipment increased from $264,380 in 2018 to $492,766 in 2019 as the Company made several investments in upgraded equipment. The Company’s net cash flow provided by (used in) financing activity was $1,539,638 in 2019 versus ($2,174,988) in 2018, which is primarily the result of the draw on the CAS revolving loan and PMAL revolving loan to repurchase the non-controlling interests of SBN V PMA LLC, and the payment on notes in the prior year. The working capital of the Company was $3,858,072 for 2019 and $4,948,521 for 2018 due to an increase in our lines of credit to repurchase the non-controlling interests in PMAL, which was offset by an increase in inventory.

Management believes that the company has appropriate liquidity to continue operations for at least twelve months from the date of this report.

PMAL Berkshire Loans

On August 31, 2018, PMAL entered into a Loan and Security Agreement (the “PMAL Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “PMAL Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the PMAL Revolving Loan may be used to finance working capital and other general corporate purposes. On August 16, 2019, the PMAL Loan and Security Agreement was amended to permit a one-time cash distribution of $1.5 million, which was used to partially fund the Company’s repurchase of the SBN Membership Interests.

Borrowings under the PMAL Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 4.95% at December 31, 2019. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 5.95% at December 31, 2019. The Company paid a total of $98,353 and $33,618 in interest on the PMAL Revolving Loan during the years ended December 31, 2019 and 2018, respectively.

The outstanding principal amount of any borrowings under the PMAL Revolving Loan will be due and payable on August 21, 2021, subject to an earlier maturity date upon an event of default (the “PMAL Revolving Credit Maturity Date”). Berkshire Term Loan A has a maturity date the earlier of (i) August 31, 2023 or (ii) the PMAL Revolving Credit Maturity Date. Berkshire Term Loan B has a maturity date the earlier of (i) August 31, 2023 or (ii) the PMAL Revolving Credit Maturity Date. The principal balance of Berkshire Term Loan A shall be paid in equal monthly installments of $41,667 commencing on October 1, 2018. Any unpaid principal and interest shall be due on the maturity date. The principal balance of Berkshire Term Loan B shall be paid in equal monthly installments of $8,334 commencing on October 1, 2018. Any unpaid principal and interest shall be due on the maturity date.

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

The PMAL Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth require covenant. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $4.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of December 31, 2019, PMAL was in compliance with both of these covenants.

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

Borrowings under the CAS Revolving Loan bear interest at a rate equal to the ICE LIBOR rate plus 3.00%, which was 4.70% at December 31, 2019.

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

The CAS Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement covenant. Under the cash flow coverage covenant, CAS shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, CAS shall maintain a tangible net worth of no less than $1.0 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of CAS’s prior years undistributed net income. As of December 31, 2019, the Company was in compliance will all covenants under the CAS Loan and Security Agreement.

The obligations of CAS under the CAS Loan and Security Agreement are secured by liens and security interests on all assets of CAS. The Company is a secured guarantor of the CAS Loan and Security Agreement, and has pledged its equity in CAS.

Results of Operations

The Company’s aggregate sales increased by 3% in 2019 over 2018. During 2019, the CAS sales compared to 2018 sales were up approximately 37.2%. The main driver of sales has been related to the growth in our heavy truck market and the addition of new customers.

PMAL sales were $28,330,608 and $31,452,408 for 2019 and 2018, respectively as PMAL had a larger mix of tolling revenue in 2019. Tolling revenue is less per each equivalent heat because PMAL does not purchase the metal, which remains the property of the customer.

In 2019, the Company experienced normal lead times for product deliveries. While the Company believes that its supply chain will continue to operate without major interruption, the Company’s management periodically assesses each supplier.

Gross profit margins, were 17.4% and 17.9% for 2019 and 2018, respectively. Operating expenses in 2019 increased by 4.6% compared to 2018 due to normal variation in cost. In 2019, PMAL operating expenses were $2,354,664 and Creative Assembly operating expenses were $1,817,444. In 2018, PMAL operating expenses were $2,376,301 and Creative Assembly operating expenses were $1,688,634.

Interest cost was down 56% in 2019 compared to 2018 because the Company refinanced Summit Term Loan A and Summit Term Loan B with lower interest financing midway through 2018. Interest expense in 2019 and 2018 was $516,352 and $1,176,469, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements will be affected.

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

•

Accounts Receivable Allowance - Accounts receivable are recorded net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables. Accounts are written off against the allowance when deemed uncollectable.

•	Unbilled Services - The Company recognizes revenue on its tolling services as those services are performed. Unbilled services represent the revenue recognized but not yet invoiced.

•	Revenue Recognition - Revenue is recognized when control transfers to our customers via shipment of products or delivery of services. Shipping and handling costs are considered fulfillment activities and as such are not accounted for as separate performance obligations. We measure revenue as the amount of consideration we expect to be entitled to receive in exchange for those goods or services, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good or serve is transferred and payment is received within one year. We estimate product returns based on historical experience and record them on a gross basis. Substantially all of Creative Assembly customer returns relate to products that are returned under warranty obligations underwritten by manufacturers. Substantially all of PMAL customer returns relate to products which do not meet customer requirements and are replaced by the Company. We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped.

•

Income Taxes - In the preparation of consolidated financial statements, the Company estimates anticipated income taxes. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters. The Company’s tax returns are subject to audit by Federal, state and local taxing authorities that could challenge the company’s tax positions. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Amerinac Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amerinac Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Marlton, New Jersey
March 30, 2020

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$57,419	$360,283
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of December 31, 2019 and 2018.)	3,804,699	3,670,293
Unbilled receivables	418,629	130,873
Inventories (net of reserve for obsolesence of $169,060 and $151,009 as of December 31, 2019 and 2018.)	7,056,547	5,580,942
Other current assets	155,037	230,985

Total current assets	11,492,331	9,973,376

Property, land and equipment - net	6,004,844	6,125,183

Other assets:
Customer lists - net of amortization	1,509,083	1,708,084
Right-of-use asset	1,092,253	-
Deferred tax asset	356,453	358,686
Goodwill	54,993	54,993
Other	65,593	51,917
Total other assets	3,078,375	2,173,680

Total	$20,575,550	$18,272,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Lines of credit	$3,280,654	$1,092,058
Accounts payable and accrued expenses	3,283,856	3,275,011
Notes payable, net- short term	600,000	600,000
Finance leases payable - short term	49,662	43,435
Operating leases payable - short term	255,533	-
Income taxes payable	164,554	14,351

Total current liabilities	7,634,259	5,024,855

Long-term liabilities:
Notes payable, net of current portion	3,539,671	4,069,990
Finance leases payable - net of current portion	79,214	113,358
Operating leases payable - net of current portion	877,899	-
Total long-term liabilities	4,496,784	4,183,348

Total liabilities	12,131,043	9,208,203

Commitments and contingencies

Redeemable non-controlling interest	-	757,778

Stockholders' equity:
Common stock, $.001 par value; 1,500,000 shares authorized, 313,636 issued and outstanding at December 31, 2019 and 2018, respectively.	313	313
Additional paid-in capital	14,836,466	16,383,599
Accumulated deficit	(6,392,272)	(8,077,654)

Total stockholders' equity	8,444,507	8,306,258

Total liabilities and stockholders' equity	$20,575,550	$18,272,239

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED
	DECEMBER 31,
	2019	2018

Net revenue	$44,388,579	$43,154,422

Cost of goods sold	36,655,590	35,409,954

Gross profit	7,732,989	7,744,468

Operating expenses:
General and administrative expenses	4,327,557	4,082,130
Professional and consulting fees	356,173	395,067
Total operating expenses	4,683,730	4,477,197

Income before other (expense) income	3,049,259	3,267,271

Other (expense) income:
Interest	(516,352)	(1,176,469)
Other income	-	82,712
Total other (expense) income	(516,352)	(1,093,757)

Income before provision for income taxes	2,532,907	2,173,514

Income tax (expense) benefit	(847,525)	342,789

Net income	1,685,382	2,516,303

Non-controlling interest share of net income	-	490,235

Net income attributable to Amerinac Holding
Corp. shareholders	$1,685,382	$2,026,068

Basic and diluted earnings per share applicable to common stockholders:
Earnings per share	$5.37	$6.81

Weighted average shares outstanding:
Basic and diluted	313,636	297,431

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, January 1, 2018	297,386	$297	$15,733,615	$(10,103,722)	$5,630,190

Net income attributable to Amerinac Holding Corp. shareholders	-	-	-	2,026,068	2,026,068

Stock compensation	16,250	16	649,984	-	650,000

Balance, December 31, 2018	313,636	$313	$16,383,599	$(8,077,654)	$8,306,258

Balance, January 1, 2019	313,636	$313	$16,383,599	$(8,077,654)	$8,306,258

Net income attributable to Amerinac Holding Corp. shareholders	-	-	-	1,685,382	1,685,382

Purchase of non-controlling interest net of deferred taxes of $695,089	-	-	(1,547,133)	-	(1,547,133)

Balance, December 31, 2019	313,636	$313	$14,836,466	$(6,392,272)	$8,444,507

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,685,382	$2,516,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829,556	758,496
Amortization of deferred financing fees	73,273	117,922
Stock compensation	-	50,000
Non-cash lease expense	184,890	-
Deferred income taxes	697,322	(358,686)
Net loss on debt extinguishment	-	69,722
Inventory reserve	18,051	(187,251)
Changes in assets and liabilities:
Increase in accounts receivable	(134,406)	(975,320)
Increase in unbilled receivables	(287,756)
Increase in inventory	(1,493,656)	(1,909,882)
Decrease in other current assets	75,948	105,524
Increase in other assets	(13,676)	-
Decrease in operating leases payable	(153,337)	-
Increase in income taxes payable	150,203	14,351
Increase in accounts payable and accrued expenses	18,470	1,250,074
Net cash provided by operating activities	1,650,264	1,451,253

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from escrow receivable from sale	-	1,000,000
Purchase of minority interest	(3,000,000)	-
Purchase of property and equipment	(492,766)	(264,380)
Net cash (used in) provided by investing activities	(3,492,766)	735,620

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on lines of credit	2,185,005	1,092,058
Payments on notes payable	(600,000)	4,640,955
Payments on finance leases	(45,367)	(21,800)
Payments on notes payable - related party	-	(7,886,201)
Net cash provided by (used in) financing activities	1,539,638	(2,174,988)

(DECREASE) INCREASE IN CASH	(302,864)	11,885

CASH - BEGINNING OF YEAR	360,283	348,398

CASH - END OF YEAR	$57,419	$360,283

Cash paid during the period for:
Interest	$446,332	$1,127,087
Income taxes	$-	$1,546

Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$1,286,768	$-
Reclassification of deferred rent with adoption of ASC 842	$9,625	$-
Acquisition of equipment through finance lease	$17,450	$178,593
Stock issued for accrued bonus	$-	$600,000
Deferred tax asset recognized with acquisition of non-controllong interest	$695,089	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly” or “CAS”) and its wholly-owned manufacturing subsidiary, Prime Metals Acquisition LLC, a Delaware limited liability company (“PMAL”). Creative Assembly is a value-added distributor of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates relate to the useful lives and impairment considerations of long-lived and intangible assets, reserves for inventory and accounts receivable, going concern considerations, discount rates in connection with right-of-use assets and the valuation of redeemable non-controlling interest.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. From time to time, cash balances may exceed the federal deposit insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carries an allowance for doubtful accounts of $78,753 as of December 31, 2019 and 2018. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables. Accounts are written off against the allowance when deemed uncollectable.

Unbilled Services

The Company recognizes revenue on its tolling services as those services are performed. Unbilled services represent the revenue recognized but not yet invoiced.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. At the end of 2019, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value. As of December 31, 2019 and December 31, 2018, the inventory reserve for Creative Assembly was $86,211 and $68,160, respectively.

For the Company’s manufacturing subsidiary, PMAL, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of December 31, 2019, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand.

For PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well other market conditions and events. As of December 31, 2019 and December 31, 2018, the inventory reserve for PMAL was $82,849.

The Company’s inventory consists of the following:

	December 31, 2019	December 31, 2018

Raw Materials	$2,614,029	$2,133,311
Finished Goods	4,611,578	3,598,640
Reserves	(169,060)	(151,009)

Total	$7,056,547	$5,580,942

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

Income Taxes

The Company provides for income taxes under ASC Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and goodwill.

ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2019, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company did not record any deferred revenue as of December 31, 2019 or December 31, 2018.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, unbilled receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

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

Long-Lived Assets Impairment

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

Earnings per Common Share

Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of December 31, 2019 and 2018.

Redeemable Non-Controlling Interest

Non-controlling interests that are not subject to redemption rights are classified in permanent equity. Redeemable non-controlling interests are classified outside of permanent equity on the consolidated balance sheets.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These include the presentation of the Company’s unbilled receivables. None of these reclassifications has had a material impact on the consolidated financial statements of the Company.

Recently Adopted Authoritative Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. Under this elected package of practical expedients, the Company does not separate non-lease components from the lease component. Therefore, all lease and non-lease components are combined and accounted for as a single lease component. On adoption, the Company recognized additional operating lease liabilities of approximately $251,000 with ROU assets of approximately $242,000, net of a reclassification adjustment of deferred rent, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted for public business entities for periods for which financial statements have not been issued. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. The Company is still evaluating the impact of this ASU on the Company’s consolidated financial statements.

There have been no other accounting pronouncements that have been issued but not yet implemented that the Company believes will materially impact the consolidated financial statements.

3. CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require its customers to post collateral.

At December 31, 2019, Remelt Sources, Inc., Universal Stainless & Alloys Products, AMG-Vanadium, PACCAR and Eastham Forge were 19.8%, 16.2%, 14.9%, 13.3% and 11.7% of total receivables, respectively. At December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloys Products receivables were 20.9%, 15%, 14% and 13% of total receivables, respectively.

For the year ending December 31, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloys Products accounted for 20.3%, 17%, 16.7% and 11.1% of sales, respectively. For the year ending December 31, 2018, Remelt Sources, Inc., AMG-Vanadium, PACCAR, Ametek and Universal Stainless & Alloys Products accounted for 17.6%, 16.2%, 14%, 13.8% and 12.4% of sales, respectively.

No other customers represented more than 10% of total sales in 2019 or 2018, or outstanding accounts receivable as of December 31, 2019 and 2018.

Concentration of Suppliers

No supplier represented more than 10% of product distributed for the year ending December 31, 2019. No supplier represented more than 10% of product distributed for the year ending December 31, 2018. Amounts owing to AVK outstanding at December 31, 2019 and 2018 represented 11.9% and 11.8% of accounts payable, respectively. For nearly all suppliers, the Company looks to have secondary supply outlets. However, manufacturing issues with any supplier could cause temporary disruptions to the Company.

4. PROPERTY, LAND AND EQUIPMENT

The Company’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. The useful life of the building is estimated to be 30 years. The useful life of the machinery and equipment is estimated to range from 3 to 10 years. Depreciation was $630,556 and $559,496 for the years ending December 31, 2019 and 2018, respectively.

	December 31, 2019	December 31, 2018

Land, buildings and improvements	$3,419,779	$3,419,779
Equipment	3,974,047	3,463,829
Total	7,393,826	6,883,608
Less accumulated depreciation	(1,388,982)	(758,425)
Net property, land and equipment	$6,004,844	$6,125,183

As described in Note 9, the Company has $7,570,152 in notes secured against the property, plant and equipment.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Accounts payable	$2,839,425	$3,060,269
Interest	40,455	35,805
Salaries and bonus	357,976	116,930
Other	46,000	62,007
	$3,283,856	$3,275,011

6. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of December 31, 2019, the value, net of amortization, of the customer list was $1,509,083.

Amortization expense for the years ended December 31, 2019 through 2027 is $199,000 per year. For the years ended December 31, 2019 and 2018, $199,000 was amortized each year.

7. LEASES

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

Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional four to five years. The exercise of lease renewal options is at the Company’s discretion. The Company evaluates renewal options at lease inception, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Leases recorded on the consolidated balance sheet consist of the following:

Leases	Classification on the Balance Sheet	December 31, 2019

Assets
Operating lease ROU assets	Right-of-use asset	$1,092,253
Finance lease ROU assets	Property, land and equipment, net	$153,307
Liabilities
Current
Operating	Operating leases payable – short term	$255,533
Finance	Finance leases payable – short term	$49,662
Noncurrent
Operating	Operating leases payable – net of current portion	$877,899
Finance	Finance leases payable – net of current portion	$79,214

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 are:

December 31, 2019
Weighted average remaining lease term	49.3 months
Weighted average discount rate	5.63%

The components of lease expense, included in general and administrative expenses and interest expense on the consolidated statements of income, are as follows:

Year Ended December 31, 2019

Operating lease cost:
Operating lease cost	$238,449
Finance lease cost:
Amortization of ROU assets	28,473
Interest expense	7,222
Total lease cost	$373,717

Supplemental disclosures of cash flow information related to leases for the year ended December 31, 2019 were as follows:

Cash paid for operating lease obligations was $209,058. Operating lease asset obtained for operating lease obligation was $1,277,143, net of a reclassification adjustment of deferred rent of $9,625.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2019:

2020	$313,115
2021	313,115
2022	287,448
2023	236,115
2024	118,058
Total undiscounted future minimum lease payments	1,267,851
Less: Imputed interest	134,419
Present value of operating lease obligations	$1,133,432

The Company has two leased facilities, which are office, manufacturing and warehouse space. In some cases the Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Under the elected package of practical expedients, the Company does not separate non-lease components from the lease component. Therefore, all lease and non-lease components are combined and accounted for as single lease component. The lease on our facility in Texas expired in February 2019. In May 2019, we entered into a new lease for a new Texas facility that commenced on May 1, 2019 and recorded a right of use asset and corresponding lease liability in the second quarter of 2019.

Disclosures under ASC 840

Operating lease expense was $113,300 for the year ending December 31, 2018.

The table below presents the future minimum repayments of operating lease obligations for the Company as of December 31, 2018.

Years ending December 31,	Operating lease obligations
2019	$84,067
2020	77,000
2021	77,000
2022	57,750
Total	$295,817

Finance and Capital Leases

The below chart shows our obligations under finance and capital leases:

	Finance Leases December 31, 2019	Capital Leases December 31, 2018
Obligations under finance and capital leases	$128,876	$156,793
Less: current portion	49,662	43,435
Long-term portion	$79,214	$113,358

Future minimum repayments

The table below presents the future minimum repayments of finance lease obligations for the Company as of December 31, 2019:

Years ending December 31,	Finance lease obligations as of December 31, 2019
2020	$54,981
2021	53,661
2022	26,178
2023	2,786
Total future minimum repayments inclusive of interest	137,606
Interest	8,730
Total principal repayments	$128,876

The table below presents the future minimum repayments of capital lease obligations for the Company as of December 31, 2018:

Years ending December 31,	Capital lease obligations as of December 31, 2018
2019	$50,199
2020	50,199
2021	48,878
2022	21,396
Total future minimum repayments inclusive of interest	170,672
Interest	13,879
Total principal repayments	$156,793

The Company’s weighted average remaining lease term and weighted average discount rate for finance leases as of December 31, 2019 are:

December 31, 2019
Weighted average remaining lease term	31 months
Weighted average discount rate	5.00%

8. COMMITMENTS AND CONTINGENCIES

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

9. LONG-TERM DEBT AND LINES OF CREDIT

SummitBridge Loans

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals for $9.6 million in cash. To finance the purchase of the assets, PMAL entered into a credit agreement with SummitBridge National Investments V LLC (“Summit”) pursuant to which Summit made loans to PMAL: (1) a Term Loan in the amount of $4.5 million (“Summit Term Loan A”) and (2) a Term Loan in the amount of $3.5 million (“Summit Term Loan B”) (collectively, the “Summit Loans”). In addition, in consideration for Summit making the loans, PMAL issued membership interests representing 25% ownership of PMAL to an affiliate of Summit, SBN V PMA LLC (“SBN”) (the “SBN Membership Interests”). Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018.

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

PMAL granted SBN a put right under the operating agreement for PMAL for the SBN Membership Interests. On August 31, 2018, the operating agreement for PMAL was amended to provide that on the earlier of November 30, 2021 or the date of a change in control of PMAL, SBN has the right but not the obligation to require PMAL to repurchase all of the SBN Membership Interests at market equity value (“Market Equity Value”). Market Equity Value shall be equal to the higher of (i) value of PMAL implied by a sale, (ii) 4.5 x EBITDA for the trailing twelve months plus cash, less all outstanding funded indebtedness or (iii) fair market value as determined by mutual agreement between PMAL and SBN, or failing that by an independent firm mutually agreed to. SBN has granted PMAL a call right under the operating agreement for PMAL for the SBN Membership Interests. On August 17, 2021, PMAL has the right but not the obligation to require SBN to sell all of the SBN Membership Interests at Market Equity Value.

The Company accounted for this in accordance with ASC 480-10-55-59, as a redeemable non-controlling interest. At acquisition $400,000 was recorded as SBN’s PMAL equity ownership. This amount, plus SBN’s pro rata net income allocation was reflected before stockholders’ equity as Redeemable Non-Controlling interest. Due to the SBN Membership Interests, Summit was considered a related party of the Company for the purposes of these consolidated financial statements. Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018. SBN’s pro-rata net income allocation was made at a rate of 25% through August 31, 2018 and 20% commencing September 1, 2018 in accordance with the reduction in membership interests.

Effective July 1, 2019, the Company and SBN entered into a Membership Interest Redemption Agreement pursuant to which the Company purchased the remaining SBN Membership Interests from SBN for a purchase price of $3,000,000 cash. SBN also waived its share of income for all of 2019. The Company adjusted additional paid-in capital downward by $1,547,133, net of deferred taxes of $695,089, to reflect the difference between the purchase price and the balance sheet value of the non-controlling interests.

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

The following table shows the value of the non-controlling interests (“NCI”) for the year ended December 31, 2019:

Value of NCI at January 1, 2019	$757,778
PMAL income from January 1, 2019 to June 30, 2019 attributable to NCI	313,951
Value of NCI at June 30, 2019	1,071,729
Purchase of NCI on July 1, 2019	(757,778)
Transfer of PMAL income allocated to SBN to Amerinac Holding Corp.	(313,951)
Value of NCI at December 31, 2019	$-

The following table shows the value of the NCI for the year ended December 31, 2018:

Value of NCI at January 1, 2018	$453,377
PMAL income from January 1, 2018 to December 31, 2018 attributable to NCI	490,235
Reduction in NCI on September 1, 2018	(185,834)
Value of NCI at December 31, 2018	$757,778

PMAL Berkshire Loans

On August 31, 2018, PMAL entered into a Loan and Security Agreement (the “PMAL Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3.4 million on December 31, 2019 of which the Company had drawn $2,293,972.

On August 31, 2018, pursuant to the PMAL Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans. On August 16, 2019, the PMAL Loan and Security Agreement was amended to permit a one-time cash distribution of $1.5 million which was used to partially fund the Company’s repurchase of the SBN Membership Interests.

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 4.95% at December 31, 2019. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 5.95% at December 31, 2019.

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

The PMAL Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $4.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of December 31, 2019, PMAL was in compliance with the covenants contained within the PMAL Loan and Security Agreement.

The obligations of PMAL under the PMAL Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the PMAL Loan and Security Agreement, and has pledged its equity in PMAL.

The table below represents the future minimum repayments of the Berkshire Terms Loan A and Berkshire Term Loan B as of December 31, 2019.

Years ending December 31,	Term Loans Minimum Amortization
2020	$600,000
2021	3,650,000
Total	4,250,000
Unamortized debt and financing cost	(110,329)
Total (net of unamortized debt and financing cost)	$4,139,671

As of December 31, 2019, the principal balance of Term Loan A was $2,875,000 and the principal balance of Term Loan B was $1,375,000. As of December 31, 2018, the principal balance of Term Loan A was $3,375,000 and the principal balance of Term Loan B was $1,475,000. The total amount of unamortized debt financing cost was $110,329 and $180,010 at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019 and 2018, the Company amortized $69,681 and $29,035 in debt financing cost, respectively.

CAS Berkshire Loan

On July 15, 2019, CAS entered into a Loan and Security Agreement (the “CAS Loan and Security Agreement”) with Berkshire Bank establishing a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “CAS Revolving Loan”). Borrowings under the CAS Revolving Loan may be used to finance working capital and other general corporate purposes. The CAS Revolving Loan had a borrowing base of approximately $2.7 million on December 31, 2019 of which the Company had drawn $1,026,180. This amount is reflected net of an unamortized discount of $39,498 on the Company’s consolidated balance sheet. For the year ended December 31, 2019, the Company amortized $3,592 in debt financing cost.

On August 16, 2019, the CAS Loan and Security Agreement was amended to permit a one-time cash distribution of $1.5 million which was used to partially fund the Company’s repurchase of the SBN Membership Interests.

Borrowings under the CAS Revolving Loan bear interest at a rate equal to the ICE LIBOR rate plus 3.00%, which was 4.70% at December 31, 2019.

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

The CAS Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement covenant. Under the cash flow coverage covenant, CAS shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, CAS shall maintain a tangible net worth of no less than $1.0 million, as amended on August 16, 2019. The tangible net worth amount required shall increase annually on each June 30 by 50% of CAS’s prior years undistributed net income. As of December 31, 2019, the Company was in compliance will all covenants under the CAS Loan and Security Agreement.

The obligations of CAS under the CAS Loan and Security Agreement are secured by liens and security interests on all assets of CAS. The Company is a secured guarantor of the CAS Loan and Security Agreement, and has pledged its equity in CAS.

LIBOR Rate

To the extent that the PMAL Loan and Security Agreement and the CAS Loan and Security Agreement extend beyond 2021, the interest rates for these obligations might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The interest rates for borrowings under the PMAL Loan and Security Agreement and the CAS Loan and Security Agreement are based on the ICE LIBOR rate.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate any agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on the Company.

10. SEGMENT RESULTS

The Company manages its operations in two business segments which are defined as follows:

•

The Company’s Creative Assembly subsidiary, which includes all distribution of proprietary and specialty fasteners primarily serving the heavy truck, automotive, transportation, and infrastructure industries.

•	The Company’s PMAL subsidiary, which includes all our manufacturing of specialty ingot, electrode products, shot products, and master alloys in addition to toll conversion melting services.

Segment information for the year ended December 31, 2019 is as follows:

	Creative Assembly	PMAL
Net revenue	$16,057,971	$28,330,608

Cost of goods sold	13,275,133	23,380,457

Gross profit	2,782,838	4,950,151

Operating expenses:
General and administrative expenses	1,744,238	2,122,352
Professional and consulting fees	73,206	232,312
Total operating expenses	1,817,444	2,354,664

Income before other income (expense)	$965,394	$2,595,487

Below is the Segment reconciliation to total net income:

Income from segments above	$3,560,881

Non-allocated expenses
Interest expense	(516,352)
General and administrative expense	(511,622)
Total non-allocated expenses	(1,027,974)

Income before provision for income taxes	2,532,907

Income tax expense	(847,525)

Net income attributable to Amerinac Holding Corp Shareholders	$1,685,382

Segment information for the year ended December 31, 2018 is as follows:

	Creative Assembly	PMAL
Net revenue	$11,702,014	$31,452,408

Cost of goods sold	9,406,969	26,002,985

Gross profit	2,295,045	5,449,423

Operating expenses:
General and administrative expenses	1,615,628	2,142,175
Professional and consulting fees	73,006	234,126
Total operating expenses	1,688,634	2,376,301

Income before other income (expense)	$606,411	$3,073,122

Below is the Segment reconciliation to total net income:

Income from segments above	$3,679,533

Non-allocated expenses
Interest expense	(1,176,469)
General and administrative expense	(412,262)
Other income (expense)	82,712
Total non-allocated expenses	(1,506,019)

Income before provision for income taxes and non-controlling interest	2,173,514

Income tax benefit	342,789
Non-controlling interest	(490,235)

Net income attributable to Amerinac Holding Corp Shareholders	$2,026,068

Segment asset information as of December 31, 2019 and 2018 is listed below:

	December 31, 2019	December 31, 2018
Assets
PMAL	$14,615,627	$12,982,588
Creative Assembly	5,498,560	4,526,530
Corporate	461,363	763,121
Total assets	$20,575,550	$18,272,239

11. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due.

Significant components of the income tax provision are as follows:

	For the years ended December 31,
	2019	2018

Current income tax
Federal	$-	$-
State	(150,203)	(15,897)
Total current income tax	(150,203)	(15,897)

Deferred income tax
Federal	(509,858)	358,686
State	(187,464)	-
Total deferred income tax	(697,322)	358,686

Total income tax (expense) benefit	$(847,525)	$342,789

The Company has an accumulated deficit of approximately $6.4 million and there are approximately $2.5 million and $0.2 million of net operating losses available to be used against Federal and state taxable income, respectively, which are subject to certain Section 382 limitations as a result of the change in control in January 2015.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2019	2018

Expected federal statutory rate	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	13.0%	0.9%
Permanent differences	0.1%	11.8%
Change in valuation allowance	-%	(56.6)%
Other	(0.6)%	7.1%
Effective income tax rate	33.5%	(15.8)%

The Company’s deferred tax assets and liability relates to a temporary timing difference in long-term assets, with the deferred tax asset for December 31, 2019 and 2018 consisting of:

The components of the net deferred income tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$789,650	$881,778
Bonus accruals	59,830	29,870
Section 754 assets	153,218	-
Inventory reserves	52,409	43,793
Total deferred income tax assets	1,055,107	955,441
Valuation allowance	(258,730)	(258,730)
Subtotal	796,377	696,711
Deferred income tax liability - depreciation and amortization	(439,924)	(338,025)
Net deferred tax assets	$356,453	$358,686

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded in the Company’s consolidated financial statements for the year ended December 31, 2019. Additionally, there were no interest or penalties outstanding as of or for each of the years ended December 31, 2019 and 2018.

The federal and state tax returns for the years ending December 31, 2016, 2017, and 2018 have been filed, but are still open to examination.

12. RELATED PARTIES

Board and Executive Compensation

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

The Company will fund the annual corporate bonus pool with no more than 20% of the excess, if any, of the Company’s yearly earnings before taxes minus a threshold amount. For 2018 and 2019, the threshold amounts were $1,250,000 and $1,750,000, respectively.

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

As of December, 31, 2019, the Company had accrued $193,000 in bonus for Mssrs. Wachter and Golden.

In addition, the Company issued 625 shares to both Mr. Lamb and Mr. Garruto at the conclusion of their first year of service on the Board of Directors on December 31, 2018 pursuant to their independent director agreements, valued at $25,000 each. In return for their service during the 2019 term, they are each set to receive $25,000 in stock during 2020, which has been accrued for as of December 31, 2019. On December 27, 2019, Mssrs. Lamb and Garruto were re-elected to the Board for an additional 1-year term under the same terms.

13. REVISION OF PRIOR PERIOD IMMATERIAL MISSTATEMENT

During the three and nine months ended September 30, 2019 (third quarter of 2019), the Company incorrectly recorded the deferred tax benefit resulting from the repurchase of the NCI discussed in Note 9, as well as the related current income tax provision. As such the Company has revised these amounts to accurately reflect the transactions.

The tables below present the impact of the revision in the Company’s unaudited condensed consolidated financial statements:

	For the Three Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
Unaudited Condensed Consolidated Statement of Income:
Income tax expense	$(535,431)	$190,067	$(345,364)
Net income	31,866	190,067	221,933
Net income attributable to Amerinac Holding Corp shareholders	345,817	190,067	535,884
Basic and diluted earnings per share applicable to common stock holders:
Earnings per share	$1.10	$0.61	$1.71

	For the Nine Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
Unaudited Condensed Consolidated Statement of Income:
Income tax expense	$(996,951)	$190,067	$(806,884)
Net income	1,362,664	190,067	1,552,731
Net income attributable to Amerinac Holding Corp shareholders	1,362,664	190,067	1,552,731
Basic and diluted earnings per share applicable to common stock holders:
Earnings per share	$4.34	$0.61	$4.95

	September 30, 2019
	As Previously Reported	Adjustment	As Revised
Unaudited Condensed Consolidated Balance Sheet
Deferred tax asset	$-	$431,567	$431,567
Total other assets	2,830,901	431,567	3,262,468
Total assets	20,617,728	431,567	21,049,295
Income taxes payable	402,802	(203,775)	199,027
Total current liabilities	8,233,827	(203,775)	8,030,052
Deferred tax liability	249,814	(249,814)	-
Total long-term liabilities	4,957,201	(249,814)	4,707,387
Total liabilities	13,191,028	(453,589)	12,737,439
Additional paid-in capital	14,141,377	695,089	14,836,466
Accumulated deficit	(6,714,990)	190,067	(6,524,923)
Total stockholders’ equity	$7,426,700	$885,156	$8,311,856

14. SUBSEQUENT EVENTS

SummitBridge National Investments VI LLC Purchase and Sale Agreement and Business Combination

On March 20, 2020 (the “Effective Date”), USAC Ross LLC (“USAC Ross”) and USAC WA LLC (“USAC WA”), both wholly owned Delaware limited liability company subsidiaries of the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) by and among SummitBridge National Investments VI LLC (“SummitBridge VI”) and ABTV, in its capacity as court-appointed receiver ordered by the Court of Common Pleas of Chester County, Pennsylvania on March 6, 2020 in the Matter of SummitBridge National Investments VI LLC v. Advanced Metals Group, LLC et al., Case No. 2020-02461-MJ. USAC Ross and USAC WA were formed as wholly-owned single member limited liability companies by the Company on March 3, 2020 and had no operations prior to this transaction.

Pursuant to the Purchase and Sale Agreement, USAC Ross purchased all the personal property of Advanced Metals Group, LLC, Advanced Aluminum Castings, LLC, Advanced Iron Castings, LLC, Ross Aluminum Castings, LLC, US Castings, LLC, PFRE Properties, LLC, BFRE Properties, LLC, Oberdorfer, LLC, Mabry Acquisition Company Ltd., MFRE Properties Ltd., USCRE Properties, LLC and RCRE, LLC (collectively, the “Debtors”) located in the State of Ohio, in addition to real property owned by RCRE, LLC in the State of Ohio. Pursuant to the Purchase and Sale Agreement, USAC WA purchased all of the personal property of the Debtors located in the State of Washington, in addition to real property owned by USCRE, Properties, LLC in the State Washington. The purchase price paid by USAC Ross and USAC WA was $6,167,000. The acquisition will be accounted for as a business combination. As of the date of the issuance of the Company’s consolidated financial statements, the Company has not completed the purchase price allocation.

Prior to the transaction, the Debtors were precision aluminum castings manufacturers located in Ohio and Washington. The Debtors offered multiple casting processes as well as in-house heat treating, machining, powder coating and non-destructive testing. The Debtor’s products are used in defense, aerospace, heavy truck, marine and commercial applications. The Debtors were ITAR, AS9100, NADCAP and ISO 9001 certified.

To finance the purchase of the assets, on the Effective Date, USAC Ross and USAC WA entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SummitBridge VI pursuant to which SummitBridge VI made a two year term loan in the amount of $6,167,000 to USAC Ross and USAC WA (the “USAC Term Loan”).

The USAC Term Loan has a maturity date of March 20, 2022. The USAC Term Loan will begin amortizing on the thirteenth (13) month following the Effective Date pursuant to a seven (7) year amortization schedule with the balance due on the maturity date. The USAC Term Loan is secured against all of the assets of USAC Ross and USAC WA. The USAC Term Loan may be prepaid in whole or in part at any time without any fee, charge or penalty.

The USAC Term Loan bears an interest rate of 9% interest per annum, payable monthly, beginning the first (1) month after the Effective Date. On the 16-month anniversary of the Effective Date, the interest rate on the USAC Term Loan will increase to 15% interest per annum, payable monthly. If the USAC Term Loan is prepaid in full on or before the nine (9) month anniversary of the Effective Date, the principal amount will be reduced by $500,000. If the USAC Term Loan is prepaid in full on or before the ten (10) month anniversary of the Effective Date, the principal amount will be reduced by $400,000. If the USAC Term Loan is prepaid in full on or before the eleven (11) month anniversary of the Effective Date, the principal amount will be reduced by $300,000. If the USAC Term Loan is prepaid in full before the twelve (12) month anniversary of the Effective Date, the principal amount will be reduced by $200,000. If the USAC Term Loan is prepaid in full on or before the sixteen (16) month anniversary of the Effective Date, the principal amount will be reduced by $100,000.

The Company has guaranteed payment of the USAC Term Loan pursuant to a guaranty agreement made by the Company as of the Effective Date.

The Loan and Security Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by USAC Ross and USAC WA to SummitBridge VI of a security interest on all of the assets of USAC Ross and USAC WA, and (2) an unconditional and irrevocable guaranty by the Company of the performance by USAC Ross and USAC WA of the obligations under the Loan and Security Agreement. In addition, until all amounts under the USAC Term Loan are paid in full, USAC Ross and USAC WA have agreed to comply with certain financial covenants that require USAC Ross and USAC WA to meet pre-established financial ratios.

The foregoing summary of the Purchase and Sale Agreement, Loan and Security Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in their entirety by, the full text of such agreements.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended December 31, 2019 as if the acquisition had occurred on January 1, 2019.

Twelve Months Ended
Pro Forma	December 31, 2019
Net sales	$64,290,764
Operating expenses	6,621,707
Income before taxes	3,128,358
Net income	$2,280,833

The following table represents the unaudited consolidated pro forma balance sheet information for the year ended December 31, 2019 as if the acquisition had occurred on January 1, 2019.

December 31, 2019
Pro Forma
Accounts receivable - net	$5,518,783
Inventories - net	11,196,416
Property, land and equipment - net	11,697,297
Total assets	32,743,357
Total liabilities	$27,584,962

COVID-19

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including, inventories, property and equipment, accounts receivable and unbilled receivables.

Stock Repurchase

In the first quarter of 2020, the Company purchased 2,000 shares of common stock of the Company from a shareholder for the price of $65.00 per share of common stock. The shares were subsequently cancelled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	A lack of sufficient resources including a solely designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

3.	The limited size of the accounting department makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure accounting functions were properly segregated.

4.	Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

The Company expects improvements to be made in 2020 as the Company grows in size given recent acquisitions and the Company is able to dedicate more resources to the financial and accounting function. The Company plans to further remediate the material weaknesses identified above as its resources permit.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company:

Name	Age	Position	With Company Since
John Wachter	38	Chairman of the Board, CEO	2015
William J. Golden	43	Secretary and Director, CFO	2015
Saverio Garruto	71	Director	2017
William Lamb	58	Director	2017

The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and are subject to employment agreements, if any, approved and ratified by the Board. On December 27, 2019, William J. Golden, John Wachter, Saverio Garruto and William Lamb were reelected to the Board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were met for events in 2018 and 2019.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s principal executive officer and all of the other executive officers with annual compensation exceeding $100,000, who served during the years 2018 and 2019, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
John Wachter	2019	$100,000	$96,500	$-	$-	$-	$-	$-
CEO and Director (1)	2018	$100,000	$53,628	$-	$-	$-	$-	$-

William J. Golden	2019	$100,000	$96,500	$-	$-	$-	$-	$-
CFO and General Counsel (1)	2018	$100,000	$53,682	$-	$-	$-	$-	$-

_________

(1)	Mr. Wachter and Mr. Golden served as directors of the Company, but without compensation for their director services.

Compensation of Directors

Messrs. Wachter and Golden do not receive compensation for their role as Directors of the Company. Messrs. Garruto and Lamb received 625 shares of common stock of the Company upon the completion of their first-year term in 2018. In return for their service during the 2019 term, they are each set to receive $25,000 in stock during 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company, for each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock (its only voting securities) as of March 25, 2020:

TITLE OF CLASS	BENFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	John Wachter	59,114	19.0%
	William J. Golden	59,613	19.1%
	Christopher R. Dewey	30,174	9.7%
	Seamus Lamb	28,099	9.0%
	Francis Shields	29,511	9.5%
	John R. Whitman Trust	19,674	6.3%
	Wynnefield Reporting Persons (2)	25,000	8.0%

_____________

(2)

The “Wynnefield Reporting Persons” are Wynnefield Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus and Joshua H. Landes.

(b) The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company by (i) each of the Company’s Directors, (ii) each of the Company’s Named Executive Officers, and (iii) all directors and executive officers as a group, as of December 31, 2019.

TITLE OF CLASS	BENFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

COMMON STOCK	John Wachter, CEO and Director	59,114	19.0%
	William Golden, CFO, General Counsel and Director	59,613	19.1%
	Saverio Garruto, Director	625	0.2%
	William Lamb, Director	625	0.2%

	All Directors and Executive Officers as a Group	119,977	38.5%

_____________

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company

As of March 25, 2020, the date used to calculate the tables above, the Company had 311,636 shares of Common Stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, Mr. Wachter serves as Chief Executive Officer of the Company. Mr. Golden serves as Chief Financial Officer and General Counsel.

As of November 10, 2017, Messrs. Garruto and Lamb serve as the Company’s independent directors.

For the year 2018, management bonus compensation was $103,000 which was paid in cash on April 12, 2019. For the year 2019, the Company accrued $193,000 in bonus at December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firms for the audit of our annual consolidated financial statements, review of the unaudited condensed consolidated financial statements included in our quarterly reports and other fees that are normally provided by the accounting firms in connection with statutory and regulatory filings or engagements for the years ended December 31, 2018 and 2019 were approximately $94,000 for 2018 and approximately $104,000 for 2019.

Audit Related Fees

There were no aggregate fees billed or to be billed for audit related services by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements, other than those previously reported in this Item 14, and includes $0 during 2018 and $0 during 2019.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning for the years ended December 31, 2018 and 2019 were $25,000 and $0.

All Other Fees

No fees were billed for products and services provided the Company’s independent registered public accounting firms for the years ended December 31, 2018 and 2019.

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

AMERINAC HOLDING CORP.

Date: March 30, 2020	By:	/s/ John Wachter
John Wachter Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Wachter	Chairman of the Board of Directors	March 30, 2020
John Wachter	and Chief Executive Officer

/s/ William J. Golden	Chief Financial Officer and Director	March 30, 2020
William J. Golden

/s/ Saverio Garruto	Director	March 30, 2020
Saverio Garruto

/s/ William Lamb	Director	March 30, 2020
William Lamb

Exhibits:

EXHIBIT NO.

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K as filed with the United states Securities and Exchange Commission on July 27, 2006

3.2	By-laws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.3	Series A Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.4	Series B Preferred Stock Certificate of Designation	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on July 27, 2006

3.5	Series C Preferred Stock Statement of Designations	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on December 17, 2012

3.6	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2010

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

10.12

Purchase and Sale Agreement between SummitBridge National Investments VI LLC, ABTV, in its Capacity as Court-Appointed Receiver Ordered by the Court of Common Pleas of Chester County, Pennsylvania and USAC Ross LLC and USAC WA LLC

Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the United States Securities and Exchange Commission on March 26, 2020

10.13	Loan and Security Agreement by and among USAC Ross LLC, USAC WA LLC and SummitBridge National Investments VI LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed the United States Securities and Exchange Commission on March 26, 2020

31.1	Certification By Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification By Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Provided herewith

