Form 10-Q
period 2020-03-31
Amerinac Holding Corp.
filed 2020-05-15
CIK 936446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
None

Number of shares outstanding of the registrant’s common stock, as of May 14, 2020: 311,636

Item 1. Financial Statements

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$821,681	$57,419
Accounts receivable (net of allowance for doubtful accounts of $78,753 as of March 31, 2020 and December 31, 2019.)	4,959,424	3,804,699
Unbilled receivables	287,538	418,629
Inventories (net of reserve for obsolesence of $169,060 as of March 31, 2020 and December 31, 2019.)	10,846,401	7,056,547
Other current assets	422,061	155,037

Total current assets	17,337,105	11,492,331

Property, land and equipment - net	13,004,488	6,004,844

Other assets:
Customer lists - net of amortization	1,459,333	1,509,083
Right-of-use asset	1,032,140	1,092,253
Deferred tax asset	-	356,453
Goodwill	54,993	54,993
Other	65,593	65,593
Total other assets	2,612,059	3,078,375

Total	$32,953,652	$20,575,550

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Lines of credit	$2,431,739	$3,280,654
Accounts payable and accrued expenses	6,584,425	3,283,856
Notes payable, net - short term	650,441	600,000
Finance leases payable - short term	57,137	49,662
Deferred revenue	59,990	-
Operating leases payable - short term	259,595	255,533
Income taxes payable	187,361	164,554

Total current liabilities	10,230,688	7,634,259

Long-term liabilities:
Notes payable, net of current portion	9,677,444	3,539,671
Finance leases payable - net of current portion	69,472	79,214
Deferred tax liability	653,888	-
Operating leases payable - net of current portion	811,211	877,899
Total long-term liabilities	11,212,015	4,496,784

Total liabilities	21,442,703	12,131,043

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 1,500,000 shares authorized, 311,636 and 313,636 issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	311	313
Additional paid-in capital	14,706,468	14,836,466
Accumulated deficit	(3,195,830)	(6,392,272)

Total stockholders' equity	11,510,949	8,444,507

Total liabilities and stockholders' equity	$32,953,652	$20,575,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	THREE MONTHS ENDED
	March 31,
	2020	2019

Net revenue	$11,306,442	$12,504,968

Cost of goods sold	9,309,015	9,916,377

Gross profit	1,997,427	2,588,591

Operating expenses:
General and administrative expenses	1,234,776	1,330,661
Professional and consulting fees	145,019	109,567
Total operating expenses	1,379,795	1,440,228

Income before other income (expense)	617,632	1,148,363

Other income (expense):
Interest	(137,286)	(121,795)
Bargain purchase gain	3,818,686	-
Total other income (expense)	3,681,400	(121,795)

Income before provision for income taxes	4,299,032	1,026,568

Income tax expense	(1,102,590)	(262,466)

Net income	$3,196,442	$764,102

Basic and diluted earnings per share applicable to common stockholders:
Earnings per share	$10.24	$2.43

Weighted average shares outstanding:
Basic and diluted	312,295	313,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total

Balance, January 1, 2019	313,636	$313	$16,383,599	-	$-	$(8,077,654)	$8,306,258

Net income	-	-	-	-	-	764,102	764,102

Balance, March 31, 2019	313,636	$313	$16,383,599	-	$-	$(7,313,552)	$9,070,360

Balance, January 1, 2020	313,636	$313	$14,836,466	-	$-	$(6,392,272)	$8,444,507

Purchase of treasury shares	-	-	-	(2,000)	(130,000)	-	(130,000)

Cancelled treasury shares	(2,000)	(2)	(129,998)	2,000	130,000	-	-

Net income	-	-	-	-	-	3,196,442	3,196,442

Balance, March 31, 2020	311,636	$311	$14,706,468	-	$-	$(3,195,830)	$11,510,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2020 AND 2019

CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income	$3,196,442	$764,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,871	201,849
Amortization of deferred financing fees	19,917	17,420
Non-cash lease expense	60,113	15,334
Deferred income taxes	1,010,341	190,018
Bargain purchase gain	(3,818,686)	-
Changes in assets and liabilities:
Increase in accounts receivable	110,200	(1,632,156)
Decrease in unbilled receivables	131,091	-
(Increase) decrease in inventory	(140,350)	7,412
(Increase) decrease in other current assets	(9,778)	19,320
Decrease in operating leases payable	(62,626)	(15,763)
Increase in deferred revenue	59,990	-
Increase in income taxes payable	22,807	72,448
Increase in accounts payable and accrued expenses	1,083,740	1,121,708
Net cash provided by operating activities	1,915,072	761,692

CASH FLOWS FROM INVESTING ACTIVITIES
Receipt of cash through acquisition	177,553	-
Purchase of property and equipment	(118,472)	(129,791)
Net cash provided by (used in) investing activities	59,081	(129,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on lines of credit	(851,069)	(587,524)
Debt issuance costs	(61,670)	-
Proceeds (payments) on notes payable	(150,000)	(150,000)
Purchase of treasury stock	(130,000)	-
Payments on finance leases	(17,152)	(10,279)
Net cash used in financing activities	(1,209,891)	(747,803)

INCREASE (DECREASE) IN CASH	764,262	(115,902)

CASH - BEGINNING OF PERIOD	57,419	360,283

CASH - END OF PERIOD	$821,681	$244,381

Cash paid during the period for:
Interest	$122,440	$106,384
Income taxes	$67,584	$-

Non-cash investing and financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$-	$251,735
Note payable issued through acquisition in current year	$6,167,000	$-
Total assets acquired through acquisition	$12,254,970	$-
Debt assumed through acquisition	$2,446,837	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERINAC HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

1. SUMMARY OF BUSINESS

Amerinac Holding Corp. and Subsidiaries (the “Company”) distributes high-quality, predominantly domestically-manufactured, technically complex, nut and bolt products that are for industrial and commercial applications that require a high level of certified and assured quality. The Company manufactures specialty stainless steel, and related products for steel mills, steel forging operations, and various metal fabrication facilities. The Company is also engaged in the manufacture of precision aluminum castings.

The Company’s operations are carried out through its wholly-owned distribution subsidiary Creative Assembly Systems, Inc (“Creative Assembly”), its wholly-owned manufacturing subsidiary, Prime Metals Acquisition LLC, a Delaware limited liability company (“PMAL”), its wholly-owned manufacturing subsidiary, USAC Ross LLC (“USAC Ross”) and its wholly-owned manufacturing subsidiary, USAC WA LLC (“USAC WA”). USAC Ross and USAC WA were formed as wholly-owned single member limited liability companies by the Company on March 3, 2020 and had no operations prior to the March 20, 2020 acquisition discussed in Note 4.

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

USAC Ross and USAC WA (collectively, “USAC”) are precision aluminum castings manufacturers. USAC offers multiple casting processes as well as in-house heat treating, machining, powder coating and non-destructive testing. The products are used in defense, aerospace, heavy truck, marine and commercial applications.

COVID-19

In March 2020, President Donald Trump declared the coronavirus disease 2019 (“COVID-19”) pandemic as a national public health emergency. COVID-19 is the disease caused by a novel strain of a coronavirus that originated from Wuhan, China in November 2019. Several of the Company’s customers have reduced or shutdown production in response to COVID-19. This has temporarily affected the Company’s sales. As of the date of this report, the Company has not experienced any long-term disruptions with suppliers. As noted below, the Company applied for and received loans under the Cares Act to aid with the financial impact of COVID-19.

To augment an expected decline in operating cash flows caused by the reduced sales caused by the COVID-19 pandemic, the Company instituted the following measures:

•	terminated several employees with the anticipation of rehiring these employees after the public health emergency has passed;

•	reduced the number hours and overtime worked by hourly employees to compensate for declining sales;

•	reduced current inventory purchases to compensate for the short-term reduction in sales;

•	stopped paying salaries to Messrs. Wachter and Golden while accruing for payment of these salaries after the public health emergency has passed.

On or about April 23, 2020, the Company’s operating subsidiaries received approval and funding of approximately $3 million under the Paycheck Protection Program of the CARES Act. These funds have enabled the Company to continue to employ a large percentage of its workforce.

As of the release of this report, the Company does not know the extent and duration of the impact of COVID-19 on its businesses due to the uncertainty about the spread of the virus and when the Company’s customers will restart full production.

The Company considers the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, intangibles and long-lived tangible assets for its operating entities. The Company evaluated and assessed that while the COVID-19 pandemic will affect short and medium term sales numbers, it is not expected to affect the value of its intangibles and long-lived tangible assets. The Company will continue to evaluate the situation on an ongoing basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed on March 30, 2020.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts have been eliminated.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates relate to the useful lives and impairment considerations of long-lived and intangible assets, reserves for inventory and accounts receivable, going concern considerations, discount rates in connection with right-of-use assets and estimates related to the purchase price allocation contained in Note 4.

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. From time to time, cash balances may exceed the federal deposit insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of provisions for doubtful accounts. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable. The amount of the allowance is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, the Company carried an allowance for doubtful accounts of $78,753 as of March 31, 2020 and December 31, 2019. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables. Accounts are written off against the allowance when deemed uncollectable.

Unbilled Services

The Company recognizes revenue on its tolling services as those services are performed. Unbilled services represent the revenue recognized but not yet invoiced.

Inventory

For the Company’s distribution subsidiary, Creative Assembly, inventories consist only of finished goods and are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon the age of the respective part and the knowledge of future demand of inventory on hand as well as other market conditions and events. Management believes that the longer a part sits on the shelf the higher the likelihood that it will not sell in the future. This belief is not unique to the fastener industry. While management constantly assesses viability of a part within the customer base, it also believes that a reserve should be carried to reflect product that is aging out, as opposed to product that management identified based on a specific event. As of March 31, 2020, the Company had more than 4,000 unique part numbers on hand that had carrying value. Management believes that the two methods, specific identification and reserve based on age, to analyzing inventory will reflect the appropriate balance sheet value. As of March 31, 2020 and December 31, 2019, the inventory reserve for Creative Assembly was $86,211.

For the Company’s manufacturing subsidiary, PMAL, management believes volatility in the broader metal markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations. As of March 31, 2020, the Company’s manufacturing subsidiary had more than 500 unique metal chemistries it produced, but keeps minimal finished inventory on hand.

For PMAL, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well other market conditions and events. As of March 31, 2020 and December 31, 2019, the inventory reserve for PMAL was $82,849.

For USAC, management believes volatility in the aluminum markets will have an impact on all aspects of raw material, work in process, and finished goods inventory. Management actively seeks to minimize inventory working capital, and increase inventory turns to eliminate any impacts from market fluctuations.

For USAC, inventories are carried at the lower of cost on an average cost basis, or net realizable value. When necessary, management records an inventory reserve for estimated obsolescence or unmarketable inventory based upon knowledge of future demand of inventory on hand as well other market conditions and events. As of March 31, 2020, the combined inventory reserve for USAC Ross and USAC WA was $0 as the inventory was acquired at fair value as part of the March 20, 2020 acquisition discussed in Note 4.

The Company’s inventory consists of the following:

	March 31, 2020	December 31, 2019

Raw materials	$3,319,660	$2,407,962
Work in progress	1,616,982	206,067
Finished goods	6,078,819	4,611,578
Reserves	(169,060)	(169,060)
Total	$10,846,401	$7,056,547

Property, Land and Equipment

Property, land and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Leasehold improvements	5 years **
Furniture and fixtures	7 years
Equipment and other	3-10 years
Building	30 years

____________

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that the Company recognize in our unaudited condensed consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company analyzes the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2020, the Company did not record any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Revenue primarily consists of sales of fasteners, specialty ingot products, master alloys products, metal processing and tolling services, and specialty aluminum cast parts. We generate our revenue primarily from the sale of finished products and tolling services to customers, therefore, the significant majority of our contracts are short-term in nature and have a single performance obligation to deliver products or services, in which our performance obligation is satisfied when control of the product is transferred to the customer or the service is performed. Some contracts contain a combination of product sales and services which are distinct and accounted for as separate performance obligations. Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Tolling revenue is recognized when the tolling service is completed.

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

We estimate product returns based on historical experience and record them on a gross basis. Substantially all of Creative Assembly customer returns relate to products that are returned under warranty obligations underwritten by manufacturers. Substantially all of PMAL and USAC customer returns relate to products which do not meet customer requirements and are replaced by the Company.

We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract. We may also purchase metal on our customer’s behalf, sell the unprocessed metal to our customer, and then process and ship the material, charging a processing fee at the time of shipment. For these specific non-tolling arrangements in which we purchase metal for a customer, a single performance obligation exists, and as a result, amounts invoiced to our customers for the metal purchased on their behalf is recorded as deferred revenue until the metal is processed and shipped. The Company recorded deferred revenue of $59,990 and $0 as of March 31, 2020 and December 31, 2019, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, accounts payable, accrued liabilities, unbilled receivables and deferred revenue approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Stock Based Compensation

The Company accounts for stock-based awards to recipients in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, to be measured and recognized in the unaudited condensed consolidated financial statements based on a grant date fair value over the requisite service period.

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

If indicators arise, an initial determination of recoverability is performed based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition compared with the carrying value. If the carrying value of the asset group exceeds the undiscounted cash flows, a measurement of an impairment loss for long-lived assets is performed. The impairment charge is the excess of the carrying value of the asset group over the fair value, as determined utilizing appropriate valuation techniques. The Company considers the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, intangibles, long-lived intangibles and long-lived tangible assets for its operating entities. As of March 31, 2020, the Company concluded that there was no impairment on the long-lived assets for its operating entities.

Goodwill and Intangible Assets

We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets such as customer lists in connection with the initial purchase price allocation of any acquired operations, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of any acquired operations. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, discount rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impact the amount and timing of future amortization expense. As of March 31, 2020, the Company concluded that there was no impairment on the goodwill and intangibles for its operating entities.

Earnings Per Share

Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. There were no dilutive shares as of March 31, 2020 and 2019.

Recently Adopted Authoritative Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions intended to simplify the test for goodwill impairment. The standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. In May 2019, the FASB issued ASU 2019-05, which is an update to ASU 2016-13, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision useful information. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

3. CONCENTRATIONS

Concentration of Credit Risk

At March 31, 2020, Remelt Sources, Inc., AMG-Vanadium and Drive Automotive receivables were 20.8%, 10.3%, and 10.0% of total receivables, respectively. At December 31, 2019, Remelt Sources, Inc., Universal Stainless & Alloy Products, AMG-Vanadium, PACCAR, and Eastham Forge receivables were 19.8%, 16.2%, 14.9%, 13.3% and 11.7% of total receivables, respectively.

For the three-month period ending March 31, 2020, Remelt Sources, Inc., AMG-Vanadium, and PACCAR accounted for 28.0%, 18.0%, and 12.3% of sales, respectively. For the three-month period ending March 31, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 19.0%, 18.1%, 15.5% and 13.1% of sales, respectively.

Concentration of Suppliers

For the three-month period ending March 31, 2020, no supplier represented more than 10% of purchases. For the three-month period ending March 31, 2019, no supplier represented more than 10% of purchases. At March 31, 2020, no supplier represented more than 10% of accounts payable. At December 31, 2019, AVK represented approximately 11.9% of accounts payable.

4. ACQUISITION AND BUSINESS COMBINATION

On March 20, 2020, the Company, USAC Ross and USAC WA entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) by and among SummitBridge National Investments VI LLC (“SummitBridge VI”) and ABTV, in its capacity as court-appointed receiver ordered by the Court of Common Pleas of Chester County, Pennsylvania on March 6, 2020 in the Matter of SummitBridge National Investments VI LLC v. Advanced Metals Group, LLC et al., Case No. 2020-02461-MJ. USAC Ross and USAC WA were formed as wholly-owned single member limited liability companies by the Company on March 3, 2020 and had no operations prior to this transaction. Pursuant to the Purchase and Sale Agreement, USAC Ross purchased all the personal property of Advanced Metals Group, LLC, Advanced Aluminum Castings, LLC, Advanced Iron Castings, LLC, Ross Aluminum Castings, LLC, US Castings, LLC, PFRE Properties, LLC, BFRE Properties, LLC, Oberdorfer, LLC, Mabry Acquisition Company Ltd., MFRE Properties Ltd., USCRE Properties, LLC and RCRE, LLC (collectively, the “Debtors”) located in the State of Ohio, in addition to real property owned by RCRE, LLC in the State of Ohio. Pursuant to the Purchase and Sale Agreement, USAC WA purchased all of the personal property of the Debtors located in the State of Washington, in addition to real property owned by USCRE, Properties, LLC in the State Washington. The purchase price paid by USAC Ross and USAC WA was $6,167,000.

The acquisition was accounted for as a business combination. The assets and liabilities of USAC Ross and USAC WA (collectively, the “USAC Assets”) were recorded at their estimated respective fair values as of the closing date of the acquisition, and the following table summarizes these values based on the balance sheet at March 20, 2020. Upon completion of an independent purchase price allocation and valuation, the allocation will be adjusted accordingly.

The following summarizes the preliminary purchase price allocation:

Purchase price	$6,167,000
Cash	$177,553
Accounts receivable	1,265,270
Inventory	3,649,504
Prepaid expenses	257,246
Property, land and equipment	7,082,950
Accounts payable	(1,698,104)
Accrued expenses	(518,726)
Long-term debt	(230,007)
Total net assets acquired	$9,985,686
Bargain purchase gain	$3,818,686

Debt issuance costs were approximately $61,000, which was recorded as debt discount and will amortized over the life of the loan.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended March 31, 2020 and March 31, 2019 as if the acquisition had occurred on January 1, 2019.

	Three Months Ended	Three Months Ended
Pro Forma	March 31, 2020	March 31, 2019
Net sales	14,657,251	17,455,895
Operating expenses	1,672,288	1,940,746
Income before taxes	3,935,887	1,140,221
Net income	2,833,297	877,755

The Company’s unaudited condensed consolidated financial statements for the three months ending March 31, 2020 include the actual results of USAC Ross and USAC WA since the date of the acquisition, March 20, 2020. The three months ended March 31, 2020, pro forma results above include three months of pro forma results for USAC Ross and USAC WA. For the period between March 20, 2020 and March 31, 2020, the USAC Ross and USAC WA operations had a net income before taxes of $60,289 that was included in the Company’s unaudited condensed consolidated statements of income, which consisted of approximately $560,462 in revenues, $440,122 in cost of goods sold and $60,051 in expenses.

5. PROPERTY, LAND AND EQUIPMENT

PMAL’s 220,000 square foot facility is located at 101 Innovation Drive, Homer City, PA. The facility is located on approximately 38 acres and was purchased in 2007. The facility houses the manufacturing operations of PMAL. Depreciation expense was $159,293 and $152,099 for the three months ended March 31, 2020 and 2019.

USAC Ross’ 175,000 square foot facility is located at 815 Oak Avenue, Sidney, OH. The facility is located on approximately 7 acres and was purchased in 2020. The facility houses the manufacturing operations of USAC Ross. Depreciation expense was $15,662 for the period from March 20, 2020 to March 31, 2020.

USAC WA’s 88,000 square foot facility is located at 14531 Shamel Street, Entiat, WA. The facility is located on approximately 5 acres and was purchased in 2020. The facility houses the manufacturing operations of USAC WA. Depreciation expense was $16,624 for the period from March 20, 2020 to March 31, 2020.

	March 31, 2020	December 31, 2019

Land, buildings and improvements	$8,282,199	$3,419,779
Equipment	6,313,048	3,974,047
Total	14,595,247	7,393,826
Less accumulated depreciation	(1,590,759)	(1,388,982)
Net property, land and equipment	$13,004,488	$6,004,844

As described in Note 10, the Company has $12,951,205 in debt secured against the property, land and equipment.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable	$5,463,063	$2,839,425
Interest	99,008	40,455
Salaries and bonus	898,620	357,976
Other	123,734	46,000
	$6,584,425	$3,283,856

7. GOODWILL AND INTANGIBLE ASSETS

Information regarding our acquired intangible assets was as follows:

Customer lists	$1,990,000
Goodwill	$54,993

The customer lists are estimated to have a useful life of 10 years. As of March 31, 2020 and December 31, 2019, the value, net of amortization, of the customer list was $1,459,333 and $1,509,083, respectively.

Amortization expense for the years ended December 31, 2020 through 2027 will be $199,000 per year. Amortization expense was $49,750 for each of the three months ended March 31, 2020 and 2019.

8. LEASES

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

Leases recorded on the unaudited condensed consolidated balance sheet consist of the following:

Leases	Classification on the Balance Sheet	March 31, 2020	December 31, 2019

Assets
Operating lease ROU assets	Right-of-use asset	$1,032,140	$1,092,253
Finance lease ROU assets	Property, land and equipment, net	$157,991	$153,307
Liabilities
Current
Operating	Operating leases payable – short term	$259,595	$255,533
Finance	Finance leases payable – short term	$57,137	$49,662
Noncurrent
Operating	Operating leases payable – net of current portion	$811,211	$877,899
Finance	Finance leases payable – net of current portion	$69,472	$79,214

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2020 are:

March 31, 2020
Weighted average remaining lease term	47.5 months
Weighted average discount rate	5.62%

The components of lease expense, included in general and administrative expenses and interest expense on the unaudited condensed consolidated statements of income, are as follows:

	Three Months Ended March 31, 2020	Three Months ended March 31, 2019

Operating lease cost:
Operating lease cost	$75,765	$18,608
Finance lease cost:
Amortization of ROU assets	7,556	6,682
Interest expense	1,769	1,891
Total lease cost	$85,090	$27,181

Supplemental disclosures of cash flow information related to leases for the three months ended March 31, 2020 and 2019 were as follows:

Cash paid for operating lease obligations was $78,279 and $19,250 for the three months ended March 31, 2020 and 2019, respectively. Operating lease asset obtained for operating lease obligation was $251,735 during the three months ended March 31, 2019.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2020:

April 1, 2020 through December 31, 2020	$234,836
2021	313,115
2022	287,448
2023	236,115
2024	118,058
Total undiscounted future minimum lease payments	1,189,572
Less: Imputed interest	118,766
Present value of operating lease obligations	$1,070,806

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

Finance Leases

The below chart shows our obligations under finance leases:

	Finance Leases March 31, 2020	Finance Leases December 31, 2019
Obligations under finance and capital leases	$126,609	$128,876
Less: current portion	57,137	49,662
Long-term portion	$69,472	$79,214

Future minimum repayments

The table below presents the future minimum repayments of finance lease obligations for the Company as of March 31, 2020:

Years ending December 31,	Finance lease obligations as of March 31, 2020
2020 (remaining nine months)	$51,553
2021	53,661
2022	26,178
2023	2,789
Total future minimum repayments inclusive of interest	134,181
Interest	7,572
Total principal repayments	$126,609

The table below presents the future minimum repayments of finance lease obligations for the Company as of December 31, 2019:

Years ending December 31,	Finance lease obligations as of December 31, 2019
2020	$54,981
2021	53,661
2022	26,178
2023	2,786
Total future minimum repayments inclusive of interest	137,606
Interest	8,730
Total principal repayments	$128,876

The Company’s weighted average remaining lease term and weighted average discount rate for finance leases as of March 31, 2020 are:

March 31, 2020
Weighted average remaining lease term	28 months
Weighted average discount rate	5.00%

9. COMMITMENTS AND CONTINGENCIES

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

10. LONG-TERM DEBT AND LINES OF CREDIT

Summit Bridge PMAL Loans

On August, 17, 2017, PMAL purchased substantially all of the assets of Prime Metals & Alloys, Inc., a Delaware corporation, (“Prime Metals”) for $9.6 million in cash. To finance the purchase of the assets, PMAL entered into a credit agreement with SummitBridge National Investments V LLC (“Summit V”) pursuant to which Summit V made loans to PMAL: (1) a Term Loan in the amount of $4.5 million (“Summit Term Loan A”) and (2) a Term Loan in the amount of $3.5 million (“Summit Term Loan B”) (collectively, the “Summit Loans”). In addition, in consideration for Summit V making the loans, PMAL issued membership interests representing 25% ownership of PMAL to an affiliate of Summit V, SBN V PMA LLC (“SBN”) (the “SBN Membership Interests”). Pursuant to the terms of the Summit Loans and because PMAL repaid the Summit Loans within thirty-six (36) months of the origination of the Summit Loans, the SBN Membership Interests were reduced from 25% to 20% of PMAL as of September 1, 2018.

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

Effective July 1, 2019, the Company and SBN entered into a Membership Interest Redemption Agreement pursuant to which the Company purchased the remaining SBN Membership Interests with a carrying value of $757,778 from SBN for a purchase price of $3,000,000 cash. SBN also waived its share of income for all of 2019. The Company adjusted additional paid-in capital downward by $1,547,133, net of deferred taxes of $695,089, to reflect the difference between the purchase price and the balance sheet value of the non-controlling interests.

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

The following table shows the value of the non-controlling interests (“NCI”) for the three months ended March 31, 2019:

Value of NCI at January 1, 2019	$757,778
PMAL income from January 1, 2019 to March 31, 2019 attributable to NCI	169,293
Value of NCI at March 31, 2019	927,071
Transfer of PMAL income allocated to SBN to Amerinac Holding Corp.	(169,293)
Adjusted value of NCI at March 31, 2019	$757,778

PMAL Berkshire Loans

On August 31, 2018, PMAL entered into a Loan and Security Agreement (the “PMAL Loan and Security Agreement”) with Berkshire Bank (“Berkshire Bank”) establishing: 1) a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “Berkshire Revolving Loan”), 2) a term loan in the amount of $3.5 million (“Berkshire Term Loan A”) and 3) a term loan in the amount of $1.5 million (“Berkshire Term Loan B”). Borrowings under the Berkshire Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3.1 million on March 31, 2020 of which the Company had drawn $708,700.

On August 31, 2018, pursuant to the PMAL Loan and Security Agreement, PMAL used an amount of $7,678,814 under the Loan and Security Agreement to fully repay the Summit Loans. On August 16, 2019, the PMAL Loan and Security Agreement was amended to permit a one-time cash distribution of $1.5 million which was used to partially fund the Company’s repurchase of the SBN Membership Interests.

Borrowings under the Berkshire Revolving Loan bear interest at a rate equal to the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”) rate plus 3.25%, which was 4.85% at March 31, 2020. Berkshire Term Loan A and Berkshire Term Loan B bear interest at ICE LIBOR rate plus 4.25%, which was 5.85% at March 31, 2020.

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

The PMAL Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement. Under the cash flow coverage covenant, PMAL shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, PMAL shall maintain a tangible net worth of no less than $4.1 million. The tangible net worth amount required shall increase annually on each June 30 by 50% of PMAL’s prior year’s undistributed net income. As of March 31, 2020, PMAL was in compliance with the covenants contained within the PMAL Loan and Security Agreement.

The obligations of PMAL under the PMAL Loan and Security Agreement are secured by liens and security interests on all assets of PMAL. Amerinac is a secured guarantor of the PMAL Loan and Security Agreement, and has pledged its equity in PMAL.

The table below represents the future minimum repayments of Berkshire Term Loan A and Berkshire Term Loan B as of March 31, 2020.

Years ending December 31,	Term Loans Minimum Amortization
2020 (remaining nine months)	$450,000
2021	3,650,000
Total	4,100,000
Unamortized debt and financing cost	(92,909)
Total (net of unamortized debt and financing cost)	$4,007,091

As of March 31, 2020, the principal balance of Term Loan A was $2,750,000 and the principal balance of Term Loan B was $1,350,000. As of December 31, 2019, the principal balance of Term Loan A was $2,875,000 and the principal balance of Term Loan B was $1,375,000. The total amount of unamortized debt financing cost was $92,909 and $110,329 at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, the Company amortized $17,420 in debt financing cost.

CAS Berkshire Loan

On July 15, 2019, CAS entered into a Loan and Security Agreement (the “CAS Loan and Security Agreement”) with Berkshire Bank establishing a new revolving credit facility in an aggregate principal amount of up to $6.0 million (the “CAS Revolving Loan”). Borrowings under the CAS Revolving Loan may be used to finance working capital and other general corporate purposes. The Berkshire Revolving Loan had a borrowing base of approximately $3 million on March 31, 2020 of which the Company had drawn $1,760,386. This amount is reflected net of an unamortized discount of $37,344 on the Company’s unaudited condensed consolidated balance sheet. For the three months ended March 31, 2020, the Company amortized $2,154 in debt financing cost.

On August 16, 2019, the CAS Loan and Security Agreement was amended to permit a one-time cash distribution of $1.5 million which was used to partially fund the Company’s repurchase of the SBN Membership Interests.

Borrowings under the CAS Revolving Loan bear interest at a rate equal to the ICE LIBOR rate plus 3.00%, which was 4.6% at March 31, 2020.

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

The CAS Loan and Security Agreement contains certain financial covenants, including a cash flow coverage ratio and a tangible net worth requirement covenant. Under the cash flow coverage covenant, CAS shall maintain a quarterly cash flow coverage ratio of not less than 1.20 to 1.00. Under the tangible net worth covenant, CAS shall maintain a tangible net worth of no less than $1.0 million, as amended on August 16, 2019. The tangible net worth amount required shall increase annually on each June 30 by 50% of CAS’s prior years undistributed net income. As of March 31, 2020, the Company was in compliance will all covenants under the CAS Loan and Security Agreement.

The obligations of CAS under the CAS Loan and Security Agreement are secured by liens and security interests on all assets of CAS. The Company is a secured guarantor of the CAS Loan and Security Agreement, and has pledged its equity in CAS.

SummitBridge USAC Loans

To finance the purchase of the USAC Assets, on March 20, 2020, USAC Ross and USAC WA entered into a Loan and Security Agreement (the “USAC Loan and Security Agreement”) with SummitBridge VI pursuant to which SummitBridge VI made a two year term loan in the amount of $6,167,000 to USAC Ross and USAC WA (the “USAC Term Loan”).

The USAC Term Loan has a maturity date of March 20, 2022. The USAC Term Loan will begin amortizing on the thirteenth (13) month following March 20, 2020 (the “Effective Date”) pursuant to a seven (7) year amortization schedule with the balance due on the maturity date. The USAC Term Loan is secured against all of the assets of USAC Ross and USAC WA. The USAC Term Loan may be prepaid in whole or in part at any time without any fee, charge or penalty.

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

The USAC Loan and Security Agreement also contains customary covenants, representations and warranties of the parties, including, among others (1) the grant by USAC Ross and USAC WA to SummitBridge VI of a security interest on all of the assets of USAC Ross and USAC WA, and (2) an unconditional and irrevocable guaranty by the Company of the performance by USAC Ross and USAC WA of the obligations under the USAC Loan and Security Agreement. In addition, until all amounts under the USAC Term Loan are paid in full, USAC Ross and USAC WA have agreed to comply with certain financial covenants commencing with the fiscal quarter ending June 30, 2020 that require USAC Ross and USAC WA to meet pre-established financial ratios. Debt issuance costs were approximately $61,000, which was recorded as debt discount and will amortized over the life of the loan.

Debt Assumed Pursuant to Acquisition

Pursuant to the March 20, 2020 transaction, USAC Ross and USAC WA assumed certain secured equipment loans in the aggregate amount of $230,007.

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

11. SEGMENT RESULTS

The Company manages its operations in three business segments which are defined as follows:

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

•

The Company’s USAC Ross and USAC WA subsidiaries, which include all our manufacturing of precision aluminum castings, as well as in-house heat treating, machining, powder coating and non-destructive testing.

Segment information for the three months ended March 31, 2020 is as follows:

	Creative Assembly	PMAL	USAC
Net revenue	$2,907,813	$7,838,167	$560,462

Cost of goods sold	2,447,468	6,421,425	440,122

Gross profit	460,345	1,416,742	120,340

Operating expenses:
General and administrative expenses	495,320	558,730	33,090
Professional and consulting fees	25,894	69,072	26,961
Total operating expenses	521,214	627,802	60,051

Income before other income (expense)	$(60,869)	$788,940	$60,289

Below is the Segment reconciliation to total net income

Income from segments above	$788,360

Non-allocated income (expense)

Interest expense - net	(137,286)
General and administrative expenses	(147,636)
Professional and consulting fees	(23,092)
Other income – purchase gain	3,818,686
Total non-allocated income	3,510,672

Income before provision for income taxes	$4,299,032

Segment information for the three months ended March 31, 2019 is as follows:

	Creative Assembly	PMAL
Net Revenue	$4,317,829	$8,187,139

Cost of goods sold	3,515,256	6,401,121

Gross profit	802,573	1,786,018

Operating expenses:
General and administrative expenses	466,445	728,735
Professional and consulting fees	12,367	89,202
Total operating expenses	478,812	817,937

Income before other income (expense)	$323,761	$968,081

Below is the Segment reconciliation to total net income

Income from segments above	$1,291,842

Non-allocated expenses

Interest expense - net	(121,795)
General and administrative expenses	(135,481)
Other income	(7,998)
Total	(265,274)

Income before provision for income taxes	$1,026,568

Segment asset information for the Company is as follows:

	March 31, 2020	December 31, 2019
PMAL assets	$13,674,719	$14,615,627
CAS assets	6,076,392	5,498,560
USAC assets	13,082,867	-
Corporate assets	119,674	461,363
Total assets	$32,953,652	$20,575,550

12. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the unaudited condensed consolidated financial statements and consist of taxes currently due.

Tax information for the three-months ended March 30, 2020 and 2019 is as follows:

	For the three months ended March 31,
	2020	2019

Current income tax
Federal	$-	$-
State	92,249	72,448
Total current income tax	$92,249	$72,448

Deferred income tax
Federal	$879,354	$179,769
State	130,987	10,249
Total deferred income tax	$1,010,341	$190,018

Total income tax expense	$1,102,590	$262,466

The Company’s deferred tax assets and liability relates mainly to a temporary timing difference in long-term assets and net operating loss carryforwards. There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit that should have been recorded in the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2020 or 2019. Additionally, there were no interest or penalties outstanding as of or for each of the three months ended March 31, 2020 and 2019.

The federal and state tax returns for the years ending December 31, 2016, 2017 and 2018 have been filed, but are still open to examination. Federal and state tax returns for the year ending December 31, 2019 have not been filed.

13. RELATED PARTIES

Board and Executive Compensation

The Compensation Committee adopted a 2017-2019 Amerinac Holding Corp. Executive Bonus Plan (the “Executive Bonus Plan”), which is subject to and governed by the terms of the 2017 Amerinac Holding Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”). The 2017 Equity Plan provides for an aggregate of 100,000 shares of common stock to be available for awards. Certain key employees will participate in the Executive Bonus Plan. The Executive Bonus Plan is designed to (i) offer variable compensation primarily in equity of the Company if executives achieve annual target growth amounts and (ii) align the incentives of executives and shareholders. The Board is currently evaluating extending the Executive Bonus Plan to cover 2020 and 2021.

The Company will fund the annual corporate bonus pool with no more than 20% of the excess, if any, of the Company’s yearly earnings before taxes minus a threshold amount. For 2019, the threshold amount was $1,750,000. The Board is currently evaluating the threshold amounts for 2020 and 2021.

Pursuant to the Executive Bonus Plan, awards are paid out in a mix of cash and equity, with no less than 60% of corporate bonus pool to be in the form of newly issued restricted common stock, subject to the discretion of the Compensation Committee of the Board. All awards will be subject to threshold performance and high-water marks.

As of March 31, 2020 and December 31, 2019, the Company had accrued at total of $283,000 in bonus for Mssrs. Wachter and Golden, of which $193,000 was for bonuses earned in 2019.

In return for their service during the 2019 term, Messrs. Lamb and Garruto are each set to receive $25,000 in stock during 2020, which has been accrued for as of March 31, 2020. On December 27, 2019, Mssrs. Lamb and Garruto were re-elected to the Board for an additional 1-year term under the same terms.

14. SUBSEQUENT EVENTS

Paycheck Protection Program

On April 23, 2020, CAS entered into a promissory note with Berkshire Bank, which provides for a loan in the amount of $227,800 (the “CAS PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CAS PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The CAS PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the CAS PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. CAS intends to use the entire CAS PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. The Company can provide no assurance that the loan will be forgiven despite the best efforts of the Company.

On April 21, 2020, PMAL entered into a Promissory Note with Berkshire Bank, which provides for a loan in the amount of $1,074,700 (the “PMAL PPP Loan”) pursuant to the CARES Act. The PMAL PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PMAL PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PMAL PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. PMAL intends to use the entire PMAL PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. The Company can provide no assurance that the loan will be forgiven despite the best efforts of the Company.

On April 23, 2020, USAC Ross entered into a promissory note with Berkshire Bank, which provides for a loan in the amount of $984,100 (the “USAC Ross PPP Loan”) pursuant to the CARES Act. The USAC Ross PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The USAC Ross PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the USAC Ross PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. USAC Ross intends to use the entire USAC Ross PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. The Company can provide no assurance that the loan will be forgiven despite the best efforts of the Company.

On April 22, 2020, USAC WA entered into a promissory note with Berkshire Bank, which provides for a loan in the amount of $796,400 (the “USAC WA PPP Loan”) pursuant to the CARES Act. The USAC WA PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The USAC WA PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the USAC WA PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. USAC WA intends to use the entire USAC WA PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. The Company can provide no assurance that the loan will be forgiven despite the best efforts of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Amerinac Holding Corp. (the “Company”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2019 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The unaudited condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2020 may not be indicative of the results for the entire year.

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

The Creative Assembly is a niche player in the North American fastener industry. The fastener distribution industry is highly fragmented with no single company holding a dominant position. The Creative Assembly competes with numerous distributors who serve as authorized stocking distributors for the fastener manufacturers in Creative Assembly’s supplier base.

Creative Assembly is a one-stop source for standard, self-locking, semi-special and special nuts, bolts and washers manufactured to several industrial specifications. Creative Assembly maintains an inventory of approximately 4,000 SKUs comprised of approximately 19 million parts of premium quality, brand name fastener products.

Creative Assembly sells its products pursuant to written purchase orders from its customers. All products are shipped from Creative Assembly’s warehouses via common carrier.

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

Through its USAC Ross LLC and USAC WA LLC (collectively, “USAC”) segments, the Company manufactures precision aluminum castings. USAC offers multiple casting processes as well as in-house heat treating, machining, powder coating and non-destructive testing. The products are used in defense, aerospace, heavy truck, marine and commercial applications. USAC Ross and USAC WA were formed as wholly-owned single member limited liability companies by the Company on March 3, 2020 and had no operations prior to the March 20, 2020 acquisition discussed in Note 4 to the unaudited condensed consolidated financial statements.

At March 31, 2020, Remelt Sources, Inc., AMG-Vanadium and Drive Automotive receivables were 20.8%, 10.3%, and 10.0% of total receivables, respectively. At December 31, 2019, Remelt Sources, Inc., Universal Stainless & Alloy Products, AMG-Vanadium, PACCAR, and Eastham Forge receivables were 19.8%, 16.2%, 14.9%, 13.3% and 11.7% of total receivables, respectively.

For the three-month period ending March 31, 2020, Remelt Sources, Inc., AMG-Vanadium, and PACCAR accounted for 28.0%, 18.0%, and 12.3% of sales, respectively. For the three-month period ending March 31, 2019, Remelt Sources, Inc., AMG-Vanadium, PACCAR and Universal Stainless & Alloy Products accounted for 19.0%, 18.1%, 15.5% and 13.1% of sales, respectively.

For the three-month period ending March 31, 2020, no supplier represented more than 10% of purchases. For the three-month period ending March 31, 2019, no supplier represented more than 10% of purchases. At March 31, 2020, no supplier represented more than 10% of accounts payable. At December 31, 2019, AVK represented approximately 11.9% of accounts payable.

Results from Operations for three months ending March 31, 2020 vs March 31, 2019

The Company’s revenues decreased 9.6% or $1,198,526 for the three months ended March 31, 2020 to $11,306,442 from $12,504,968 in the comparable period last year. PMAL had $7,838,167 in revenue for the three months ended March 31, 2020. PMAL revenue was down $348,972 or 4.3% for the three months ended March 31, 2020 versus March 31, 2019, primarily due to a slowdown in March 2020 caused by the COVID-19 pandemic. Creative Assembly was down $1,410,016 or 32.7% in revenue for the three months ended March 31, 2020 versus March 31, 2019 due to a shutdown by the largest customers in March 2020 in response to the COVID-19 pandemic. USAC had revenue of $560,462 for the period between March 20, 2020 and March 31, 2020.

The Company’s gross profit decreased approximately 22.8% or $591,164 for the three months ended March 31, 2020 to $1,997,427 from $2,588,591 in the comparable period last year. For the three months ended March 31, 2020, gross profit at Creative Assembly decreased by $342,228 or approximately 42.6% versus the comparable period last year due to decreased sales caused by the COVID-19 pandemic. For the three months ended March 31, 2020, gross profit at PMAL decreased by $369,276 or approximately 20.7% versus the comparable period last year due to a decrease in sales caused by the COVID-19 pandemic.

The Company’s total operating expenses decreased 4.2% or $60,433 for the three months ending March 31, 2020 to $1,379,795 from $1,440,228.

Liquidity

The Company believes that it can meet its financial obligations for a period of 12 months from the date of this report at its presently contemplated operating levels.

The Company believes it can expand its business with its present staff numbers. The Company’s PMAL subsidiary has the ability to borrow under its respective revolving credit facility with Berkshire Bank. In addition, the Company’s Creative Assembly subsidiary can utilize borrowings under its revolving credit facility with Berkshire Bank entered into on July 15, 2019 in an aggregate principal amount of up to $6.0 million to finance an increase in working capital in order to increase the size of the business. As of March 31, 2020, the Company currently had approximately $3.6 million in total availability on its credit facilities with Berkshire Bank. In addition, the Company’s subsidiaries have received loans under the CARES Act in the aggregate amount of $3,083,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.

ITEM 4. CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

We carried out an evaluation with the participation of our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2020 as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

•	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

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

The Company expects improvements to be made in 2020 as the Company grows in size given recent acquisitions and the Company is able to dedicate more resources to the financial and accounting function. The Company plans to further remdiate the material weaknesses identified above as its resources permit. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described above will be timely remediated or not result in errors in our consolidated financial statements in future periods.

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

10.1

Purchase and Sale Agreement between SummitBridge National Investments VI LLC, ABTV, in its Capacity as Court-Appointed Receiver Ordered by the Court of Common Pleas of Chester County, Pennsylvania and USAC Ross LLC and USAC WA LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2020

10.2

Loan and Security Agreement by and among USAC Ross LLC, USAC WA LLC and SummitBridge National Investments VI LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2020

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

AMERINAC HOLDING CORP.

Dated: May 15, 2020	/s/ John Wachter
John Wachter
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	XBRL Interactive Data Files

